Form 10QSB
period 1996-03-31
KNIGHT NATURAL GAS INC
filed 1996-05-30
CIK 940516

                         SECURITIES & EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                   FORM 1O-QSB

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 1996

                                       or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ____________ to ____________

                           Commission File No.0-25658

                            KNIGHT NATURAL GAS, INC.
            (Exact name of Registrant as specified in its charter)

                Colorado                               87-0432572
      (State or other jurisdiction                 (I.R.S. Employer
     of incorporation or organization)            Identification No.)

      5650 Greenwood Plaza Blvd.                         80111
       Suite 216. Englewood. CO                       (Zip Code)
 (Address of principal executive offices)

                                 (303) 741-1118
               (Registrant's telephone number including area code)


Indicate by check mark whether the Registrant (1) had filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.    Yes  X       No
                                         -----     -----

The number of shares outstanding of Registrant's common stock, par value $ .00001 per share, as of March 31, 1996 was 2,052,500 shares.

                        PART 1 - FINANCIAL INFORMATION

ITEM I.   Financial Statements
          See attached financial statements

ITEM 2. Managements Discussion and Analysis of Financial Condition and Results of Operations

          Results of Operations

     The Company has generated no substantial revenues from its operations and has been a development stage company since inception. Since the Company has not generated revenues and has never been in a profitable position, it operates with minimal overhead. During this fiscal year, the Company plans to search for and to identify potential acquisition candidates. During the period of this report, the Company has not engaged in any preliminary efforts intended to identify possible business opportunities and has neither conducted negotiations nor entered into a letter of intent concerning any business opportunity.

          Liquidity and Capital Resources

     As of the end of the reporting period, the Company had no material cash or cash equivalents. There was no significant change in working capital during this fiscal year.

     Management feels that the Company has inadequate working capital to pursue any business opportunities other than seeking an acquisition candidate. The Company will have negligible capital requirements prior to the consummation of any acquisition but can pursue an acquisition candidate. The Company does not intend to pay dividends in the foreseeable future.

                        PART II- OTHER INFORMATION


ITEM 1.   Legal Proceedings

     No legal proceedings of a material nature to which the Company is a party were pending during the reporting period, and the Company knows of no legal proceedings of a material nature pending or threatened or judgments entered against any director or officer of the Company in his capacity as such.

ITEM 2.   Changes in Securities. None.

ITEM 3.   Defaults upon Senior Securities.  None.

ITEM 4.   Submission of Matters to a Vote of Security Holders.  None

ITEM 5.   Other Information. None.

ITEM 6.   Exhibits and Reports on Form 8-K.

No exhibits as set forth in Regulation S-K are considered necessary in this lO-QSB filing.

- ------------------------------------------------------------------------------
- ------------------------------------------------------------------------------
Knight Natural Gas, Inc.
(A Development Stage Company)
Balance Sheet
- ------------------------------------------------------------------------------
                                                UNAUDITED     AUDITED
                                                  MARCH       DECEMBER
                                                31, 1996      31, 1995
                                                ---------     --------
ASSETS - Cash                                      $619          $647
                                                   ----          ----
                                                   ----          ----
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES                                        $  0          $  0
                                                   ----          ----
                                                   ----          ----

SHAREHOLDERS' EQUITY
Common Stock, $.00001 Par Value
Authorized 100,000,000 Shares;
Issued And Outstanding 1,972,500 Shares              21            21

Capital Paid In Excess Of
Par Value Of Common Stock                       422,649       422,649

Preferred Stock, $.10 Par Value, Non Voting
Authorized 1,000,000 Shares;
Issued And Outstanding -0- Shares                     0             0

Retained Deficit Prior To January 1, 1993      (417,421)     (417,421)

Deficit Accumulated During
The Development Stage                            (4,630)       (4,602)
                                                 ------        ------
                                                 ------        ------
TOTAL SHAREHOLDERS' EQUITY                         $619          $647
                                                   ----          ----
                                                   ----          ----
TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                               $619          $647
                                                   ----          ----
                                                   ----          ----






  The Accompanying Notes Are An Integral Part Of These Financial Statements.

- ------------------------------------------------------------------------------
- ------------------------------------------------------------------------------
Knight Natural Gas, Inc.
(A Development Stage Company)
Statement Of Operations
- ------------------------------------------------------------------------------
                                                                     JANUARY
                                                                     1, 1993
                                                                   (INCEPTION)
                               THREE MONTHS       THREE MONTHS       THROUGH
                                  MARCH               MARCH           MARCH
                                 31, 1996           31, 1995        31, 1996
                               ------------       ------------     -----------

Revenue                           $  0                $  0         $     0
                                  ----                ----         -------
Expenses:
Office                              28                  23             420
Professional                         0                   0           4,210
                                  ----                ----         -------
Total                               28                  23           4,630

Net (Loss)                        $(28)               $(23)        $(4,630)
                                  ----                ----         -------
                                  ----                ----         -------
Net (Loss) Per
 Common Share                   ($0.00)             ($0.00)         ($0.00)
                                ------              ------          ------
                                ------              ------          ------
Common Shares Outstanding    2,052,500           2,052,500       2,052,500
                             ---------           ---------       ---------
                             ---------           ---------       ---------




The Accompanying Notes Are An Integral Part Of These Financial Statements.

- ------------------------------------------------------------------------------
- ------------------------------------------------------------------------------
Knight Natural Gas, Inc.
(A Development Stage Company)
Statement Of Cash Flows
- ------------------------------------------------------------------------------
                                                                    JANUARY
                                                                    1, 1993
                                                                   (INCEPTION)
                                      THREE MONTHS   THREE MONTHS   THROUGH
                                         MARCH          MARCH        MARCH
                                        31, 1996       31, 1995     31, 1996
                                      ------------   ------------   ---------

Net (Loss) Accumulated
 During The Development
 Stage                                    (28)           (23)       (4,630)
Stock Issued Not For Cash                   0              0            15
                                         ----         ------        ------
Cash Flows From Operations                (28)           (23)       (4,615)
                                         ----         ------        ------
Cash Flows From Financing Activities:

Issuance Of Common Stock                    0              0             0
Contribution Of Capital                     0              0         3,700
                                         ----         ------        ------
Cash Flows From Financing                   0              0         3,700
                                         ----         ------        ------
Cash Flows From Investing Activities:

                                            0              0             0
                                         ----         ------        ------
Cash Flows From Investing                   0              0             0
                                         ----         ------        ------
Net Increase In Cash                      (28)           (23)         (915)
Cash At Beginning Of Period               647          1,109         1,534
                                         ----         ------        ------
Cash At End Of Period                    $619         $1,086        $  619
                                         ----         ------        ------
                                         ----         ------        ------

Summary Of Non-Cash Investing And Financing Activities:
1,500,000 Shares Issued For Service @ $.00001 Per Share             $   15
                                                                    ------
                                                                    ------


The Accompanying Notes Are An Integral Part Of These Financial Statements.

- ------------------------------------------------------------------------------
- ------------------------------------------------------------------------------
Knight Natural Gas, Inc.
(A Development Stage Company)
Statement Of Shareholders' Equity
- ------------------------------------------------------------------------------

                                                                                                            DEFICIT
                                                            CAPITAL                                        ACCUMULATED
                                     NUMBER OF              PAID IN     NUMBER OF                          DURING THE
                                      COMMON      COMMON   EXCESS OF    PREFERRED   PREFERRED   RETAINED   DEVELOPMENT
                             NOTES    SHARES      STOCK    PAR VALUE      SHARES      STOCK      DEFICIT      STAGE      TOTAL
                             -----   ---------   -------   ---------    ---------   ----------  ---------  -----------   ------
Balance At January 1, 1993           552,500       $ 6      $418,949        0           0       $(417,421)           0   $ 1,534

Net (Loss) December 31, 1993                                                                                      (336)     (336)
                                   ---------       ---      --------       --          --       ---------     --------   -------

Balance At December 31, 1993         552,500         6       418,949        0           0        (417,421)        (336)  $ 1,198

Issuance Of Common Stock:     1,2
 November 1, 1994 -
 Services @  $.00001
  per Share                        1,500,000        15             0                                                     $    15

Net (Loss) December 31, 1994                                                                                      (289)     (289)
                                   ---------       ---      --------       --          --       ---------     --------   -------

Balance At December 31, 1994       2,052,500       $21      $418,949        0           0       $(417,421)      $ (625)  $   924

Capital Contribution
 February 1995                                                 3,700                                             3,700

Net (Loss) December 31, 1995                                                                                    (3,977)   (3,977)
                                   ---------       ---      --------       --          --       ---------     --------   -------
Balance At December 31, 1995       2,052,500       $21      $422,649       $0          $0       $(417,421)    $ (4,602)  $   647
                                   ---------       ---      --------       --          --       ---------     --------   -------
Unaudited Net (Loss) @
 March 31, 1996                                                                                                    (28)      (28)
                                   ---------       ---      --------       --          --       ---------     --------   -------

Balance At March 31, 1996          2,052,500       $21      $422,649       $0          $0       $(417,421)    $(4,630)  $   619
                                   ---------       ---      --------       --          --       ---------     -------   -------
















The Accompanying Notes Are An Integral Part Of These Financial Statements.

NOTE 1
- ------

In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three month period ended March 31, 1996 and 1995, and for the periods from inception at January 1, 1993 to March 31, 1996, (b) financial position at March 31, 1996, and December 31, 1995, and (c) the cash flows for the three months ended March 31, 1996 and 1995, and for the period from inception, January 1, 1993 (inception) to March 31, 1996 have been made.

NOTE 2
- ------

The results for the three month period ended March 31, 1996, are not necessarily indicative of the results for the entire fiscal year ended December 31, 1995.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Knight Natural Gas, Inc.



Dated:     5/30/96                 By: /s/   Gregory W. Skufca
      ------------------               ----------------------------------------
                                       Gregory W. Skufca
                                       President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                                   CHIEF FINANCIAL AND ACCOUNTING OFFICER


Dated:     5/30/96                 By:  /s/  Gerald Loffredo
      ------------------               ----------------------------------------
                                       Gerald Loffredo
                                       Treasurer




                                   SECRETARY

Dated:     5/30/96                 By:    /s/ Gerald Loffredo
      ------------------              ----------------------------------------
                                      Gerald Loffredo
                                                                     Secretary