Form 10-Q
period 1996-06-30
KNIGHT NATURAL GAS INC
filed 1996-08-14
CIK 940516

SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 1O-QSB

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the quarterly period ended June 30, 1996

                                       or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the transition period from ____________ to ____________

                           Commission File No.0-25658

                            KNIGHT NATURAL GAS, INC.
             (Exact name of Registrant as specified in its charter)


             Colorado                                       87-0432572
             --------                                       ----------
   (State or other jurisdiction                          (I.R.S. Employer
  of incorporation or organization)                     Identification No.)


     5650 Greenwood Plaza Blvd.
      Suite 216. Englewood. CO                                 80111
      ------------------------                                 -----
(Address of principal executive offices)                     (Zip Code)


                                 (303) 741-1118
                                 --------------
               (Registrant's telephone number including area code)


Indicate by check mark whether the Registrant (1) had filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares  outstanding  of  Registrant's  common  stock,  par value $
 .00001 per share, as of June 30, 1996 was 2,052,500 shares.

                         PART 1 - FINANCIAL INFORMATION

ITEM I.  Financial Statements
         See attached financial statements




                            Knight Natural Gas, Inc.
                         (A Development Stage Company)
                                 Balance Sheet

                                                     Unaudited   Audited
                                                        June    December
                                                      30, 1996  31, 1995
                                                      --------  --------
ASSETS - Cash ...............................              369     647
                                                      ========  ========
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES - Accounts Payable Trade ........             1650         0
                                                      --------  --------
SHAREHOLDERS' EQUITY
Common Stock, $.00001 Par Value
Authorized 100,000,000 Shares;
Issued And Outstanding 2,052,500 Shares .....               21        21

Capital Paid In Excess Of
Par Value Of Common Stock ...................          426,026   422,649

Preferred Stock, $.10 Par Value, Non Voting
Authorized 1,000,000 Shares;
Issued And Outstanding -0- Shares ...........                0         0

Retained Deficit Prior To January 1, 1993 ...         (417,421) (417,421)

Deficit Accumulated During
The Development Stage .......................           (9,907)   (4,602)
                                                      --------  --------
TOTAL SHAREHOLDERS' EQUITY ..................           (1,281)      647
                                                      --------  --------

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY ........................         $    369  $    647
                                                      ========  ========



   The Accompanying Notes Are An Integral Part Of These Financial Statements.

                            Knight Natural Gas, Inc.
                         (A Development Stage Company)
                       Unaudited Statement Of Operations



                                                   Three Months Three Months
                                                       June        June
                                                     30, 1996    30, 1995
                                                     ---------   ---------
Revenue  ........................................             0          0
                                                     ---------   ---------
Expenses:
Office ..........................................            40         23
Licenses & Fees  ................................           210          0
Professional  ...................................         5,027          0
                                                     ---------   ---------
Total ...........................................         5,277         23
                                                     ---------   ---------
Net (Loss) ......................................         (5277)       (23)
                                                     =========   =========
Net (Loss) Per
 Common Share....................................           (0)         (0)
                                                     =========   =========
Common Shares Outstanding........................    2,052,500   2,052,500
                                                     =========   =========
   The Accompanying Notes Are An Integral Part Of These Financial Statements.

                            Knight Natural Gas, Inc.
                         (A Development Stage Company)
                       Unaudited Statement Of Operations


                                                          January
                                                          1, 1993
                                                        (Inception)
                              Six Months   Six Months     Through
                                June          June         June
                              30, 1996      30, 1995     30, 1996
                             ---------     ---------     ---------
Revenue .................    $       0     $       0     $       0
                             ---------     ---------     ---------
Expenses:
Office ..................           68            45           460
Licenses & Fess .........          210             0           210
Professional ............        5,027         3,700         9,237
                             ---------     ---------     ---------
Total ...................        5,305         3,745         9,907

Net (Loss) ..............       (5,305)       (3,745)       (9,907)
                             =========     =========     =========
Net (Loss) Per
 Common Share ...........           (0)           (0)           (0)
                             =========     =========     =========
Common Shares Outstanding    2,052,500     2,052,500     2,052,500
                             =========     =========     =========

   The Accompanying Notes Are An Integral Part Of These Financial Statements.

                            Knight Natural Gas, Inc.
                         (A Development Stage Company)
                       Unaudited Statement Of Cash Flows


                                                            January
                                                            1, 1993
                                          Six      Six    (Inception)
                                        Months    Months    Through
                                         June      June      June
                                       30, 1996  30, 1995  30, 1996
                                         -----     -----     -----
Net (Loss) Accumulated
 During The Development
 Stage ..............................   (5,305)   (3,745)   (9,907)
Stock Issued Not For Cash ...........        0         0        15
Increase In Accounts Payable ........    1,650         0     1,650
                                         -----     -----     -----

Cash Flows From Operations ..........   (3,655)   (3,745)   (8,242)
                                         -----     -----     -----
Cash Flows From Financing Activities:

Issuance Of Common Stock ............        0         0         0
Contribution Of Capital .............    3,377     3,700     7,077
                                         -----     -----     -----
Cash Flows From Financing ...........    3,377     3,700     7,077
                                         -----     -----     -----
Cash Flows From Investing Activities:

                                             0         0         0
                                         -----     -----     -----
Cash Flows From Investing ...........        0         0         0
                                         -----     -----     -----
Net Increase In Cash ................     (278)      (45)   (1,165)
Cash At Beginning Of Period .........      647       924     1,534
                                         -----     -----     -----
Cash At End Of Period ...............    $ 369     $ 879     $ 369
                                         =====     =====     =====




Summary Of Non-Cash Investing And Financing Activities:
1,500,000 Shares Issued For Service @ $.00001 Per Share      $  15
                                                             =====


   The Accompanying Notes Are An Integral Part Of These Financial Statements.



                            Knight Natural Gas, Inc.
                         (A Development Stage Company)
                  Unaudited Statement Of Shareholders' Equity


                                                                                                                 Deficit
                                                                  Capital                                     Accumulated
                                         Number Of                Paid In   Number Of                          During The
                                          Common      Common     Excess Of  Preferred Preferred    Retained    Development
                                 Notes    Shares      Stock      Par Value    Shares    Stock       Deficit      Stage       Total
                                 -----  ---------   ---------    ---------  --------- ---------    ---------   ---------   ---------

Balance At January 1, 1993 ...            552,500          6       418,949          0         0     (417,421)          0      1,534


Net (Loss) December 31, 1993 .                                                                                      (336)      (336)
                                        ---------   ---------    ---------  --------- ---------    ---------   ---------   ---------
Balance At December 31, 1993 .            552,500          6       418,949          0         0     (417,421)       (336)     1,198

Issuance Of Common Stock: ....    1,2
 November 1, 1994 - Services @
 $.00001 per Share ...........          1,500,000         15             0                                                       15

Net (Loss) December 31, 1994 .                                                                                      (289)      (289)
                                        ---------   ---------    ---------  --------- ---------    ---------   ---------   ---------
Balance At December 31, 1994 .          2,052,500         21       418,949          0         0     (417,421)       (625)       924

Capital Contribution .........                                       3,700                                                    3,700

Net (Loss) @ December 31, 1995                                                                                    (3,977)    (3,977)
                                        ---------   ---------    ---------  --------- ---------    ---------   ---------   ---------
Balance At December 31, 1995 .          2,052,500         21       422,649          0         0     (417,421)     (4,602)       647

Capital Contribution .........                                       3,377                                                    3,377

Net (Loss) @ June 30, 1996 ...                                                                                    (5,305)    (5,305)
                                        ---------   ---------    ---------  --------- ---------    ---------   ---------   ---------
Balance At June 30, 1996 .....          2,052,500         21       426,026          0         0     (417,421)     (9,907)    (1,281)
                                        ---------   ---------    ---------  --------- ---------    ---------   ---------   ---------

   The Accompanying Notes Are An Integral Part Of These Financial Statements.




                            KNIGHT NATURAL GAS, INC..
                                    Footnotes
                                  June 30 1996

NOTE 1

In the  opinion  of  management,  all  adjustments,  consisting  only of  normal recurring  adjustments  necessary  for a fair  statement  of (a) the  results of operations  for the six  month  period  ended  June 30 1996 and 1995 and for the periods from inception at January 1 1993 to June 30 1996 (b) financial  position at June 30 1996 and December 31 1995 and the cash flows for the six months ended
June 30 1996  and  1995 and for the  period  from  inception,  January  1,  1993
(inception) to June 30 1996 have been made.

NOTE 2

The results for the six month period ended June 30 1996 are not necessarily indicative of the results for the entire fiscal year ended December 31 1996.




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

                                        Knight Natural Gas, Inc.



Dated:                                  By: /s/   Gregory W. Skufca
                                        ---------------------------
                                        Gregory W. Skufca
                                        President and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                                         CHIEF FINANCIAL AND ACCOUNTING
OFFICER



Dated:                                   By:  /s/  Gerald Loffredo
                                         -------------------------
                                         Gerald Loffredo
                                         Treasurer




                                    SECRETARY

Dated:                                    By: /s/  Gerald Loffredo
                                          -------------------------
                                          Gerald Loffredo
                                          Secretary

