Form 10QSB
period 1996-09-30
KNIGHT NATURAL GAS INC
filed 1996-11-14
CIK 940516

SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 1O-QSB

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 1996

                                       or

(-) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from ____________ to ____________

                           Commission File No.0-25658

                            KNIGHT NATURAL GAS, INC.
             (Exact name of Registrant as specified in its charter)

       Colorado                                               84-1357927
(State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                          Identification No.)

         Tower I, Suite 340,
         12835 E. Arapahoe Road
         Englewood, Colorado                                         80112
         (Address of principal executive offices)                    (Zip Code)



                                 (303) 706-1606
               (Registrant's telephone number including area code)


Indicate by check mark whether the Registrant (1) had filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No___

The number of shares  outstanding  of  Registrant's  common  stock,  par value $
 .00001 per share, as of September 30, 1996 was 15,552,500 shares.

                         PART 1 - FINANCIAL INFORMATION

ITEM I. Financial Statements


Knight Natural Gas, Inc.
(A Development Stage Company)
Balance Sheet

                                                Unaudited    Audited
                                                September    December
                                                 30, 1996    31, 1995
                                                 --------    --------
ASSETS

Cash                                             $     389    $     647
Deferred Property Acquisition Costs                119,808            0
                                                 ---------    ---------

Total Current Assets                               120,197          647
                                                 ---------    ---------
TOTAL ASSETS                                     $ 120,197    $     647
                                                 =========    =========
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

Current Liabilities

Current Maturities Of Long-Term Debt             $  39,091            0
Advances From Shareholders'                         10,544            0
Other Accrued Expenses                                 209            0
                                                 ---------    ---------
Total Current Liabilities                           49,844            0
                                                 ---------    ---------
Long-Term Debt                                      60,685            0
                                                 ---------    ---------
TOTAL LIABILITIES                                  110,529            0
                                                 ---------    ---------
SHAREHOLDERS' EQUITY

Preferred Stock, $.10 Par Value, Non Voting
Authorized 1,000,000 Shares;
Issued And Outstanding -0- Shares                        0            0

Common Stock, $.00001 Par Value
Authorized 100,000,000 Shares;
Issued And Outstanding 15,552,500 and 2,052,500        156           21

Capital Paid In Excess Of
Par Value Of Common Stock                          447,573      422,649

Retained Deficit Prior To January 1, 1993         (417,421)    (417,421)

Deficit Accumulated During
The Development Stage                              (20,640)      (4,602)
                                                 ---------    ---------
TOTAL SHAREHOLDERS' EQUITY                           9,668          647
                                                 ---------    ---------
TOTAL LIABILITIES AND  SHAREHOLDERS' EQUITY      $ 120,197    $     647
                                                 =========    =========

   The Accompanying Notes Are An Integral Part Of These Financial Statements.

Knight Natural Gas, Inc.
(A Development Stage Company)
Unaudited Statement Of Operations

                                                Three Month   Three Month
                                                September     September
                                                 30, 1996     30, 1995
                                                 --------     --------
Revenue                                        $        0    $        0
                                               ----------    ----------
Expenses:

Licenses And Fees                                       0             0
Office                                              1,628            23
Professional                                        4,000             0
Salaries                                            4,742             0
Taxes - Payroll                                       363             0
                                               ----------    ----------
Total                                              10,733            23
                                               ----------    ----------
Net (Loss)                                        (10,733)          (23)
                                               ==========    ==========
Net (Loss) Per  Common Share                           (0)           (0)
                                               ==========    ==========
Weighted Average Common Shares Outstanding     $3,347,021    $2,052,500
                                               ==========    ==========

   The Accompanying Notes Are An Integral Part Of These Financial Statements.

Knight Natural Gas, Inc.
(A Development Stage Company)
Unaudited Statement Of Operations

                                                                      January
                                                                      1, 1993
                                                                     (Inception)
                                      Nine Month      Nine Month      Through
                                      September       September       September
                                      30, 1996        30, 1995        30, 1996
                                      --------        --------        --------
Revenue                               $        0      $        0     $        0
                                      ----------      ----------     ----------
Expenses:

Licenses And Fees                            210               0            210
Office                                     1,696              68          2,088
Professional                               9,027           3,700         13,237
Salaries                                   4,742               0          4,742
Taxes - Payroll                              363               0            363
                                      ----------      ----------     ----------
Total                                     16,038           3,768         20,640
                                      ----------      ----------     ----------
Net (Loss) Before Other (Expenses)       (16,038)         (3,768)       (20,640)

Other Expense - Interest                       0               0              0
                                      ----------      ----------     ----------
Net (Loss)                            $  (16,038)     $   (3,768)    $  (20,640)
                                      ==========      ==========     ==========
Net (Loss) Per Common Share                   (0)             (0)            (0)
                                      ==========      ==========     ==========
Weighted Average Common Shares         3,347,021       2,052,500      3,347,021
  Outstanding                         ==========      ==========     ==========

   The Accompanying Notes Are An Integral Part Of These Financial Statements.

Knight Natural Gas, Inc.
(A Development Stage Company)
Unaudited Statement Of Cash Flows

                                                                      January
                                                                      1, 1993
                                                                     (Inception)
                                      Nine Months     Nine Months     Through
                                      September       September       September
                                       30, 1996       30, 1995        30, 1996
                                       --------       --------        --------
Net (Loss) Accumulated
 During The Development  Stage          (16,038)        (3,768)         (20,640)
Stock Issued Not For Cash                     0              0               15
Increase In Accrued Expenses                209              0              209
                                     ----------     ----------       ----------
Cash Flows From Operations              (15,829)        (3,768)         (20,416)
                                     ----------     ----------       ----------
Cash Flows From Financing Activities:

Advances From Shareholders'              10,544              0           10,544
Contribution Of Capital                   5,027          3,700            8,727
                                     ----------     ----------       ----------
Cash Flows From Financing                15,571          3,700           19,271
                                     ----------     ----------       ----------
Cash Flows From Investing Activities:

                                              0              0                0
                                     ----------     ----------       ----------
Cash Flows From Investing                     0              0                0
                                     ----------     ----------       ----------
Net Increase In Cash                       (258)           (68)          (1,145)
Cash At Beginning Of Period                 647            924            1,534
                                     ----------     ----------       ----------
Cash At End Of Period                $      389     $      856       $      389
                                     ==========     ==========       ==========




Summary Of Non-Cash Investing And Financing Activities:

1,500,000 Shares Issued For Service @ $.00001
 Per Share                                                           $       15
                                                                     ==========
Deferred Property Acquisition Costs  $  119,808                      $  119,808
 Less Debt Assumed                      (99,776)                        (99,776)
                                     ----------                      ----------
Acquisition Of Mining Rights         $   20,032                      $   20,032
                                     ==========                      ==========

   The Accompanying Notes Are An Integral Part Of These Financial Statements.

Knight Natural Gas, Inc.
(A Development Stage Company)
Statement Of Shareholders' Equity

                                                                                                                 Deficit
                                                                        Capital                                Accumulated
                                                   Number Of            Paid In  Number Of                      During The
                                                    Common   Common    Excess Of Preferred Preferred  Retained  Development
                                          Notes     Shares    Stock    Par Value   Shares    Stock     Deficit     Stage      Total
                                          -----     ------    -----    ---------   ------    -----     -------     -----      -----
Balance At January 1, 1993 ...............         552,500        6      418,949        0        0   $(417,421)        0   $  1,534


Net (Loss) December 31, 1993 .............                                                                          (336)      (336)
                                                  -------- --------     -------- -------- --------              --------   --------
Balance At December 31, 1993 .............         552,500        6      418,949        0        0    (417,421)     (336)  $  1,198

Issuance Of Common Stock: ................1,2
 November 1, 1994 - Services @
 $.00001 per Share .......................       1,500,000       15            0                                           $     15

Net (Loss) December 31, 1994 .............                                                                         (289)       (289)
                                                 ------------------------------------------------------------- --------    --------
Balance At December 31, 1994 .............       2,052,500       21     $418,949        0        0   $(417,421)$   (625)   $    924

Capital Contribution .....................                                 3,700                                              3,700

Net (Loss) @ December 31, 1995 ...........                                                                       (3,977)     (3,977)
                                                 ------------------------------------------------------------- --------    --------

Balance At December 31, 1995 .............       2,052,500       21     $422,649        0        0   $(417,421)$ (4,602)   $    647
                                                 =========     ====     ========     ====     ====   ========= ========    ========
Capital Contribution .....................                                 5,027                                              5,027

Stock Issued In Exchange For Assets Valued
 @ $.0015 ................................      13,500,000      135       19,897                                             20,032

Unaudited Net (Loss) @ September 30, 1996.                                                                      (16,038)    (16,038)
                                                 ------------------------------------------------------------- --------    --------
Balance At September 30, 1996 ............      15,552,500   $  156     $447,573     $  0     $  0   $(417,421)$(20,640)   $  9,668
                                                 =========     ====     ========     ====     ====   ========= ========    ========

   The Accompanying Notes Are An Integral Part Of These Financial Statements.

KNIGHT NATURAL GAS, INC.
Footnotes
September 30, 1996

NOTE 1

In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statemetn of (a) the results of operations for the nine month period ended September 30, 1996 and 1995, and for the periods from inception at January 1, 1993 to September 30, 1996, (b) financial position at September 30, 1996 and December 31, 1995 adn (c) the cash flows for the nine months ended September 30, 1996 and 1995 and for the period from inception, January 1, 1993 (inception) to September 30, 1996 have been made.

NOTE 3

The results for the nine month period ended September 30, 1996 are not necessarily indicative of the results for the entire fiscal year ended December 31, 1996.

ITEM 2. Managements Discussion and Analysis of Financial Condition and Results of Operations

          Results of Operations

     The Company has generated no substantial revenues from its operations and has been a development stage company since inception. Since the Company has not generated revenues and has never been in a profitable position, it operates with minimal overhead. In August, 1996, the Company effected an acquisition of certain defined assets and liabilities of Sedcore Exploration Company Limited ("Sedcore") in exchange for 5,000,000 common shares of the Company, and an additional acquisition, for certain additional defined assets of Sedcore in exchange for 8,500,000 common shares of the Company. The transactions have given the Company effective control of defined assets of Sedcore, and the current control shareholders of Sedcore now control both companies. The Company plans to change its name to "KALAN GOLD CORPORATION" or some derivation thereof.

     The Company decided to engage in the transactions with Sedcore to develop an asset base and increase the value of the Company's shares as a result of acquiring a defined business venture.

     During this fiscal year, the Company plans to prove up the gold reserves on these properties , which have the potential to produce gold in commercial quantities. During the period of this report, the Company has not engaged in any efforts intended to prove up the gold reserves on the properties but intends to do so before the end of the fiscal year.

     During the period of this report, the Company has not engaged in any preliminary efforts intended to identify any additional possible further gold reserves and has neither conducted negotiations nor entered into a letter of intent concerning any business opportunity.

          Liquidity and Capital Resources

     As of the end of the reporting period, the Company had no material cash or cash equivalents. There was no significant change in working capital during this fiscal year.

     Management feels that the Company has inadequate working capital to pursue the proving up of its gold reserves, absent an infusion of outside capital. For the foreseeable future, the Company intends to pursue additional equity investments, bank borrowings, joint ventures, or combinations thereof, none of which are definitive at this time, as a means to develop sufficient working capital. Otherwise, the Company will have negligible capital requirements prior to the consummation of any plan for working capital and can operate in the interim. The Company does not intend to pay dividends in the foreseeable future.

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

                                        Knight Natural Gas, Inc.



Dated:                                  By: /s/ James H. Baum
                                            -----------------
                                           James H. Baum
                                           President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                                        CHIEF FINANCIAL AND ACCOUNTING OFFICER



Dated:                                      By:  /s/ Robert J. Goldman
                                                 ---------------------
                                                 Robert J. Goldman
                                                 Treasurer



                                            SECRETARY

Dated:                                      By:    /s/ Robert J. Goldman
                                                   ---------------------
                                                   Robert J. Goldman
                                                   Secretary