Form 10KSB40
period 1996-12-31
KALAN GOLD CORP
filed 1997-04-15
CIK 940516

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                     FORM 10-KSB
                       Annual Report Under Section 13 or 15(d)
                        of the Securities Exchange Act of 1934
                     For the Fiscal Year Ended: December 31, 1996
                             Commission File No. 0-25658

                                KALAN GOLD CORPORATION
                      FORMERLY KNOWN AS KNIGHT NATURAL GAS, INC.
          -----------------------------------------------------------------
          (Exact Name of Small Business Issuer as specified in its charter)

               COLORADO                             84-1357927
         ---------------------             --------------------------
         (State or other                   (IRS Employer File Number)
         jurisdiction of
         incorporation)

         Tower I, Suite 340,
         12835 E. Arapahoe Road
         Englewood, Colorado                                      80112
         -----------------------                               ----------
         (Address of principal executive offices)              (zip code)

                                   (303) 706-1606
                                   --------------
                 (Registrant's telephone number, including area code)

Securities to be Registered Pursuant to Section 12(b) of the Act: None

          Securities to be Registered Pursuant to Section 12(g) of the Act:

                      Common Stock, $0.00001 per share par value

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes:  X    No:
                                                -----     -----

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [X]

    State issuer's revenues for its most recent fiscal year $-0-

    The aggregate market value of the voting stock of the Registrant held by non-affiliates as of December 31, 1996 was $8,962,500.

    The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, March 15, 1996, was 7,052,500.

                         DOCUMENTS INCORPORATED BY REFERENCE
              Documents incorporated by reference are found in Item 13.

                                       PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

         (a)  GENERAL DEVELOPMENT OF BUSINESS

    Kalan Gold Corporation (the "Company" or the "Registrant"), is a Colorado corporation. The principal business address is Tower I, Suite 340, 12835 E. Arapahoe Road, Englewood, Colorado 80112. Its phone number is (303) 706-1606.

    The Company was originally incorporated under the laws of the State of Colorado on September 19, 1985 as a gas exploration company under the name Knight Natural Gas, Inc. On January 1, 1993, the Company entered into the development stage.

    The Company has had no operations since 1989. On November 1, 1994, the Company did a one-for-twenty reverse split of its common stock and began searching for an acquisition candidate. On August 26, 1996, the Company entered into an acquisition of certain defined assets and liabilities of Sedcore Exploration Company Limited ("Sedcore") in exchange for 5,000,000 common shares of the Company. On August 27, 1996, the Company entered into an additional acquisition of certain additional defined assets of Sedcore in exchange for 8,500,000 common shares of the Company. This second acquisition was rescinded on December 30, 1996 and the shares returned to treasury and cancelled.

    The Company's name was changed to "KALAN GOLD CORPORATION" in November,
1996.

    As of December 31, 1996, the Company had a total of 7,052,500 common shares issued and outstanding. The Company has not been subject to any bankruptcy, receivership or similar proceeding.

         (b)  NARRATIVE DESCRIPTION OF THE BUSINESS

    GENERAL

    From December, 1989 until the acquisition of the Sedcore assets, the Company has had no activities. The Company currently has no operations and is in the development stage. Since 1989, the Company has carried no inventories or accounts receivable. No independent market surveys have ever been conducted to determine demand for the Company's products and services, since the Company has never had any products or services which it has provided to anyone. During this period, the Company has carried on no operations and generated no revenues.

    OIL AND GAS OPERATIONS

    From inception to December, 1989, the Company operated briefly as an oil and gas company. No operations remain from this period. The Company investigated certain possibilities but drilled no oil or gas wells. This was the entire extent of the Company's activities.

    GOLD OPERATIONS

    The Company has succeeded to Sedcore's interests in certain defined gold concessions and plans to undertake to prove the commercial feasibility of the concessions. Once these concessions have been proven to be economically feasible, the Company plans to undertake commercial development, either itself or with a joint venture partner, or the Company may sell its interests in these concessions to third parties.

    ORGANIZATION

    The Company presently comprises one corporation with no subsidiaries or parent entities and is in the developmental stage.

         (c)  OPERATIONS

    PROPOSED BUSINESS

     From January 1, 1993 until August, 1996, the primary activity of the Company had been directed towards organizational efforts. With the acquisition of the Sedcore assets, the focus of the Company has shifted.

    It is now the plan of the Company's management that the Company will focus in the gold mining business, initially solely with respect to the two concessions which were assigned to the Company by Sedcore. The Company's management plans to develop operations through the use of additional capital which the Company would plan to seek through a public or private offering, through debt financing, or through internally generated profits, although at this point, no definitive plans have been made regarding such financing.

    Sedcore originally entered into a two year agreement with Ahanta Mining Co. Limited ("Ahanta"), a Ghanian corporation, to undertake exploration for gold in the Butre River area in the Western Region of Ghana. Ahanta assigned its exclusive mineral rights under Mining Concession No. 111 to Sedcore for the period of the agreement. Sedcore, in turn, has assigned its rights under this agreement with Ahanta to the Company. The Company has succeeded to all of Sedcore's rights and responsibilities, including the requirement to make scheduled payments to Ahanta of a total of $39,000 through March, 1998.

    Further, Sedcore assigned to the Company its two and one-half year agreement with Esikaman Mining Company Limited ("Esikaman") to conduct a reconnaissance for gold in a licensed area located in the Wassa Amanfi district of Ghana. The Company has succeeded to all of Sedcore's rights and responsibilities, including the requirement to make scheduled payments to Esikaman of a total of $90,000 through November, 1998.

    In both situations, the Company will be required to pay all costs of an exploration program in the licensed areas. There is no assurance that the exploration programs will be successful. In March, 1997, the Company completed an agreement with Trio Gold Corp., an Alberta private corporation (Trio), whereby Trio will earn a 50% ownership interest in the Ahanta and Esikaman Concessions, in return for the payment of $144,000 to the Company and for the expenditure of $375,000 on geochemical studies on both properties. Trio will be responsible for all operations on these properties.

    In addition, the Company would seek, investigate and, if such investigation warrants, acquire controlling interest in business opportunities presented to it by persons or firms who are the gold business and wish to seek the advantages of being acquired by the Company. The Company would restrict any acquisitions to the gold business but would not restrict the geographical location of such business. The Company would be the surviving entity in each case. However, it is not anticipated that the search for acquisition candidates would be a material focus of the Company in the next fiscal year.

    The Company may seek a merger candidate in the form of firms which are developing companies in need of expansion, are seeking to develop new concessions or are established, mature businesses.

    In seeking business opportunities, the management decision of the Company will be based upon the objective of seeking long-term appreciation in the value of the Company. Current income will be a significant factor in such decisions, although long-term appreciation of the operations will be the prime consideration.

    The first priority of the combined Company during the coming fiscal year will be to develop its assigned concessions and to identify viable, additional concessions which it may acquire. However, such additional concessions have not been finally determined at this time.

    (d)  MARKETS

    The Company's marketing plan will be focused completely on undertaking to prove the commercial feasibility of the concessions which the Company received from Sedcore. Once these concessions have been proven to be economically feasible, the Company plans to undertake commercial development, either itself or with a joint venture partner, or the Company may sell its interests in these concessions to third parties. To date, no definitive marketing plans have been developed with respect to these concessions.

    (e)  RAW MATERIALS

    The use of raw materials is not now material factor in the Company's operations at the present time. However, the Company plans to utilize the gold from the concessions which the Company received from Sedcore. Therefore, once operations have commenced, gold will become a significant raw material. The success of the Company will be tied to the world price of gold, to a large extent.

    (f)  CUSTOMERS AND COMPETITION

    At the present time, the primary focus of the Company will be on the development of the concessions which the Company received from Sedcore. As a consequence, competition is not expected to be a material to the Company in the next fiscal year. Once the Company has developed the concessions and has operations, the competition to sell the gold from the concessions at the best possible price is expected to be intense. There are a number of established companies, many of which are larger and better capitalized than the Company and/or have greater personnel resources and technical expertise, which could be formidable competitors. In view of the Company's combined extremely limited financial resources and limited management availability, the Company would be at a significant competitive disadvantage compared to the Company's competitors.

    (g)  BACKLOG

    At December 31, 1996, the Company had no backlogs.

    (h)  EMPLOYEES

    As of December 31, 1996, the Company had two full-time employees. The Company's President was paid at the rate of $48,000 per annum. The Company's Vice President was paid at the rate of $36,000 per annum. During the past fiscal year, each was actually paid a total of $14,709.68 and $11,302.26, respectively. The Company does not plan to hire additional employees until it has begun operations.

    (i)  PROPRIETARY INFORMATION

     The Company has no proprietary information.

    (j)  GOVERNMENT REGULATION

    The Company is not subject to any material governmental regulation or approvals.

    (k)  RESEARCH AND DEVELOPMENT

    The Company has never spent any amount in research and development activities.


    (l)  ENVIRONMENTAL COMPLIANCE

    At the present time, the Company is not subject to any material costs for compliance with any environmental laws.

    (m)  SUBSEQUENT EVENT

    In March, 1997, the Company completed an agreement with Trio Gold Corp., an Alberta private corporation (Trio), whereby Trio will earn a 50% ownership interest in the Ahanta and Esikaman Concessions, in return for the payment of $144,000 to the Company and for the expenditure of $375,000 on geochemical studies on both properties. Trio will be responsible for all operations on these properties.

Item 2.  DESCRIPTION OF PROPERTIES.

    As of December 31, 1996, the Company's business office was located at Tower I, Suite 340, 12835 E. Arapahoe Road, Englewood, Colorado 80112, for which it pays approximately $1361 per month in rent on a one year renewable lease from an unaffiliated third party. The Company owns office furniture and equipment which it utilizes at its principal office.

    Sedcore originally entered into a two year agreement with Ahanta Mining Co. Limited ("Ahanta"), a Ghanian corporation, to undertake exploration for gold in the Butre River area in the Western Region of Ghana. Ahanta assigned its exclusive mineral rights under Mining Concession No. 111 to Sedcore for the period of the agreement. Sedcore, in turn, has assigned its rights under this agreement with Ahanta to the Company. The Company has succeeded to all of Sedcore's rights and responsibilities, including the requirement to make scheduled payments to Ahanta of a total of $39,000 through March, 1998.

    Further, Sedcore assigned to the Company its two and one-half year agreement with Esikaman Mining Company Limited ("Esikaman") to conduct a reconnaissance for gold in a licensed area located in the Wassa Amanfi district of Ghana. The Company has succeeded to all of Sedcore's rights and responsibilities, including the requirement to make scheduled payments to Esikaman of a total of $90,000 through November, 1998.

    In both situations, the Company will be required to pay all costs of an exploration program in the licensed areas. As a result of March, 1997 agreement, Trio Gold Corp. will earn 50% ownership interest in the Ahanta and Esikaman Concessions, in return for the payment of $144,000 to the Company and for the expenditure of $375,000 on geochemical studies on both properties. Otherwise, the Company has no other properties.

Item 3.  LEGAL PROCEEDINGS.

    No legal proceedings of a material nature to which the Company is a party were pending during the reporting period, and the Company knows of no legal proceedings of a material nature pending or threatened or judgments entered against any director or officer of the Company in his capacity as such.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    The Company did not submit any matter to a vote of security holders through solicitation of proxies or otherwise during the fourth quarter of the fiscal year covered by this report.

                                    PART II


Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    (a)  PRINCIPAL MARKET OR MARKETS.

     The Company's began trading in January, 1997. Prior to that time, the Company's securities had never been listed for trading on any market. Market makers and other dealers provide bid and ask quotations of the Company's Common Stock under the symbol "KNGC." Trading is conducted in the over-the-counter market on the NASD's "Electronic Bulletin Board."

    (b)  APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK

    As of the date hereof, a total of 7,052,500 of shares of the Company's Common Stock were outstanding and the number of holders of record of the Company's common stock at that date was approximately 100. However, the Company estimates that it has a significantly greater number of shareholders because a substantial number of the Company's shares are held in nominee names by the Company's market makers.

    (c)  DIVIDENDS

    Holders of common stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. No dividends on the common stock were paid by the Company during the periods reported herein nor does the Company anticipate paying dividends in the foreseeable future.

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

    Results of Operations

    The Company has generated no substantial revenues from its operations and has been a development stage company since inception. Since the Company has not generated revenues and has never been in a profitable position, it operates with minimal overhead. The Company's primary activity for the next fiscal year will be to conduct a reconnaissance for gold in the Butre river area of Western Ghana and in a licensed area located in the Wassa Amanfi district of Ghana. In March, 1997, the Company completed an agreement with Trio Gold Corp., an Alberta private corporation (Trio), whereby Trio will earn a 50% ownership interest in the Ahanta and Esikaman Concessions, in return for the payment of $144,000 to the Company and for the expenditure of $375,000 on geochemical studies on both properties. Trio will be responsible for all operations on these properties.

    If the Company develops evidence of gold which can be commercially extracted, then the Company will seek to develop these areas utilizing additional capital which it must acquire, either itself or with joint venture partners or investors. Also as of the end of the reporting period, the Company has concluded no additional acquisitions and has spoken with no potential candidates.

    Liquidity and Capital Resources

    As of the end of the reporting period, the Company had no material cash or cash equivalents. There was no significant change in working capital during this fiscal year.

    Management feels that the Company has inadequate working capital to pursue any gold discoveries which can be commercially extracted. Therefore, the Company will seek to develop these areas, if commercially feasible, utilizing additional capital which it must acquire, either itself or with joint venture partners or investors. The Company has entered into an agreement with Trio as a partner but expects to require additional financing for its properties. The Company will have negligible capital requirements prior to the decision to develop these areas. The Company does not intend to pay dividends in the foreseeable future.

Item 7.  FINANCIAL STATEMENTS.

         The complete financial statements are included at Item 13 herein.

Item 8.  DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND  FINANCIAL
DISCLOSURE.

         The Company did not have any disagreements on accounting and financial disclosures with its present accounting firm during the reporting period.

                                  PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

    The Directors and Executive Officers of the Company, their ages and positions held in the Company as of December 31, 1996 are as follows:

    NAME                    AGE             POSITION HELD
    ----                    ---             -------------
    James H. Baum            59             President

    John Barksdale           54             Vice President

    Robert J. Goldman        64             Secretary-Treasurer

    The Company's Directors will serve in such capacity until the next annual meeting of the Company's shareholders and until their successors have been elected and qualified. The officers serve at the discretion of the Company's Directors. There are no family relationships among the Company's officers and directors, nor are there any arrangements or understandings between any of the directors or officers of the Company or any other person pursuant to which any officer or director was or is to be selected as an officer or director.

JAMES H. BAUM. Mr. Baum has been the President and a Director of the Company since August, 1996. From 1971 to the present, he has been the owner of his own tax preparation and investment company. Prior to that time, he was involved in the aerospace industry in a number of positions. Mr. Baum obtained is Bachelors degree in Physics, Chemistry and Math from Middlebury College, his Masters in Physics from Wesleyan University, and has done post graduate work at the University of Minnesota in Physics and Physical Chemistry. He is a member of the American Physical Society and Phi Beta Kappa. Mr. Baum will devote a minimum of forty hours per week to the affairs of the Company.

JOHN BARKSDALE. Mr. Barksdale has been a Vice President and a Director of the Company since August, 1996. From 1989 to the present, he has been a trustee of a private family trust. He was involved in the oil and gas business from 1980 until 1989 in various private companies as an officer and director. He attended Frank Phillips Jr. College and North Texas State College. Mr. Barksdale will devote a minimum of forty hours per week to the affairs of the Company.

ROBERT J. GOLDMAN. Mr. Goldman has been the Secretary-Treasurer and a Director of the Company since August, 1996. From 1972 to the present, he has been associated with Coroni Mineral Group of Denver, Colorado, where he currently serves as a Vice President. He has a Bachelor's degree in Business Administration from the University of Denver. Mr. Goldman will devote a minimum of forty hours per week to the affairs of the Company.

    COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934.

    Section 16(a) of the Securities Exchange Act of 1934 (the "34 Act") requires the Company's officers and directors and persons owning more than ten percent of the Company's Common Stock to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Additionally, Item 405 of Regulation S-B under the 34 Act requires the Company to identify in its Form 10-KSB and proxy statement those individuals for whom one of the above referenced reports was not filed on a timely basis during the most recent fiscal year or prior fiscal years. Given these requirements, the Company has the following report to make under this section. All of the Company's officers or directors, and all persons owning more than ten percent of its shares have filed the subject reports, if required, on a timely basis during the past fiscal year.

Item 10. EXECUTIVE COMPENSATION.

     During the fiscal year ended December 31, 1996, the Company's President and Vice President each were paid a total of $14,709.68 and $11,302.26, respectively. The Company has granted stock options to the Directors. Mr. Baum, the Company's President and a Director, has an option for 125,000 common shares at $.02 per share until November 14, 2001. Mr. Goldman, the Company's Secretary-Treasurer and a Director, has an option for 75,000 common shares at $.02 per share until November 14, 2001. Mr. Barksdale, the Company's Vice President and a Director, has an option for 37,500 common shares at $.02 per share until November 14, 2001. As of the date hereof, none of these options have been exercised. Otherwise, none of the Company's officers and/or directors received any compensation for their respective services rendered to the Company, nor have they received such compensation in the past. The Company has no retirement, pension, profit sharing, stock option, insurance or other similar programs.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The following sets forth the number of shares of the Registrant's $0.00001 par value common stock beneficially owned by (i) each person who, as of December 31, 1996, was known by the Company to own beneficially more than five percent (5%) of its common stock; (ii) the individual Directors of the Registrant and
(iii) the Officers and Directors of the Registrant as a group. As of December 31, 1996, there were 7,052,500 common shares issued and outstanding.

-------------------------------------------------------------------------------
Name and Address                      Amount and Nature            Percent of
of Beneficial Owner            of Beneficial Ownership(1)(2)         Class
-------------------------------------------------------------------------------

James H. Baum                             175,000(3)                   2.5%
Tower I, Suite 340
12385 E. Arapahoe Road
 Englewood, CO 80112

John Barksdale                                -0-(3)                   -0-
Tower I, Suite 340
12385 E. Arapahoe Road
 Englewood, CO 80112

Robert J. Goldman                             -0-(3)                   -0-
Tower I, Suite 340
12385 E. Arapahoe Road
 Englewood, CO 80112

Sedcore Exploration                     5,000,000                     70.9%
Company Limited
Suite 100
12385 E. Arapahoe Road,
Englewood, CO 80112

All Officers and Directors as a Group    175,000(3)                    2.5%
(three persons)

(1)   All ownership is beneficial and on record, unless indicated otherwise.

(2) Beneficial owners listed above have sole voting and investment power with respect to the shares shown, unless otherwise indicated.

(3) The directors of the Company have received stock options, all of which expire on November 14, 2001. The options are all at $0.02 per share. Mr. Baum has an option for 125,000 common shares. Mr. Goldman has an option for 75,000 common shares. Mr. Barksdale has an option for 37,500 common shares. None of the options have been exercised as of the date hereof.

Item 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  During the last fiscal year, the Company's business office were located at 5650 Greenwood Plaza Blvd., Suite 216, Englewood, Colorado 80111, the office of Mr. Gregory W. Skufca, its former President, for which it paid no rent. After August, 1996, the offices were relocated to its present location, which is a facility owned by an unaffiliated third party.

  Orovi Corporation, a private company owned by one of the owners of Sedcore advanced loans to the Company from time to time for operational purposes. A total of approximately $90,971 in loans were advanced to the Company through December 31, 1996.

  Otherwise, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B.

                                       PART IV

Item 13.   EXHIBITS AND REPORTS ON FORM 8-K.

           (a) The following financial information is filed as part of this report:
                (1)  FINANCIAL STATEMENTS
                (2)  SCHEDULES
                (3) EXHIBITS. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

                                                                                  Exhibit number to
Item 601                                                                       Registration Statement
Exhibit No.    Description                                                           on Form 10-SB
-----------    -----------                                                     ----------------------
*   3A         Articles of Incorporation

*   3B         Articles of Amendment

*   3C         Bylaws

    3D         Articles of Amendment to change name to KALAN GOLD CORPORATION.

   10A August 26, 1996 Purchase Agreement for defined assets and liabilities of SEDCORE EXPLORATION COMPANY LIMITED

*Previously Filed

           (b) REPORTS ON FORM 8-K.  The Company filed two reports on Form
     8-K during the fourth quarter of the fiscal year ended December 31, 1996. One report was dated November 12, 1996. The other report was dated December 31, 1996.

                            KALAN GOLD CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                         INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE

Independent Auditors' Reports.............................................  F-2

Balance Sheet, December 31, 1996..........................................  F-4

Statement of Operations, years ended December 31, 1996
  and 1995 and from January 1, 1993 (inception)
  through December 31, 1996 (unaudited)...................................  F-5

Statement of Shareholders' Equity, January 1, 1993
  (inception) through December 31, 1996 (unaudited).......................  F-6

Statement of Cash Flows, years ended December 31, 1996
  and 1995 and from January 1, 1993 (inception)
  through December 31, 1996 (unaudited)...................................  F-7

Summary of Significant Accounting Policies ...............................  F-9

Notes to Financial Statements ............................................  F-11

To the Board of Directors
Kalan Gold Corporation

                          INDEPENDENT AUDITORS' REPORT

We have audited the balance sheet of Kalan Gold Corporation (a development stage company) as of December 31, 1996 and the related statements of operations, shareholders' equity and cash flows for the year ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly the financial position of Kalan Gold Corporation, as of December 31, 1996 and the results of its operations and its cash flows for the year ended December 31, 1996 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in the Summary of Significant Accounting Policies, the Company's net losses since inception raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Cordovano and Company, P.C.
Denver, Colorado
April 7, 1997

To the Board of Directors
Kalan Gold Corporation

                          INDEPENDENT AUDITORS' REPORT

We have audited the statements of operations, shareholders' equity and cash flows for the year ended December 31, 1995 of Knight Natural Gas, Inc. (now known as Kalan Gold Corporation). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly the results of operations and cash flows for the year ended December 31, 1995 of Knight Natural Gas, Inc., in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company is a development stage enterprise. As discussed in the Summary of Significant Accounting Policies, the deficiency in working capital as of December 31, 1995 raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Kish, Leake & Associates, P.C.
Certified Public Accountants
Englewood, Colorado
April 26, 1996

                               KALAN GOLD CORPORATION
                           (A DEVELOPMENT STAGE COMPANY)

                                   Balance Sheet

                                 December 31, 1996


                                       ASSETS

Cash .................................................... $    7,228
Furniture and equipment, net ............................      5,183
Property acquisition costs ..............................    119,808
                                                          ----------
                                            TOTAL ASSETS  $  132,219
                                                          ----------
                                                          ----------

              LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Accounts payable ........................................ $    1,991
Advance from affiliate ..................................     90,971
Current portion - long-term debt, net (Note E) ..........     30,165
Notes payable, net (Note E) .............................     42,028
                                                          ----------
                                        TOTAL LIABILITIES    165,155
                                                          ----------

SHAREHOLDERS' EQUITY
Preferred stock, $.10 par value, 1,000,000 shares
  authorized -0- issued and outstanding .................          -
Common stock, $.00001 par value, 100,000,000 shares
  authorized, 7,052,500 issued and outstanding ..........         71
Additional paid-in capital ..............................     25,635
Deficit accumulated during the development stage ........    (58,642)
                                                          ----------
                               TOTAL SHAREHOLDERS' EQUITY    (32,936)
                                                          ----------


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .............. $  132,219
                                                          ----------
                                                          ----------



          See accompanying summary of significant accounting policies and notes to financial statements.

                               KALAN GOLD CORPORATION
                           (A DEVELOPMENT STAGE COMPANY)

                              Statement of Operations

               January 1, 1993 (inception) through December 31, 1996



                                                           January 1,
                                                             1993
                                                          (inception)
                                       December 31,         Through
                                ------------------------   December 31,
                                   1996          1995         1996
                                ----------   -----------  -----------
                                                          (unaudited)
COSTS AND EXPENSES
Salaries ...................... $   26,103   $        -   $   26,103
Professional ..................     16,429        3,850       20,279
General & administrative ......     13,430          127       13,557
Depreciation ..................        263            -          263
Interest ......................      2,417            -        2,417
                                ----------   -----------  -----------
                      NET LOSS $  (58,642)   $   (3,977)  $  (62,619)
                                ----------   -----------  -----------
                                ----------   -----------  -----------
NUMBER OF WEIGHTED
     AVERAGE SHARES OUTSTANDING  3,719,167    2,052,500    3,302,500
                                ----------   -----------  -----------
                                ----------   -----------  -----------

             NET LOSS PER SHARE      (.02)            *         (.02)
                                ----------   -----------  -----------
                                ----------   -----------  -----------



* Less than $.01




       See accompanying summary of significant accounting policies and notes to financial statements

                                KALAN GOLD CORPORATION
                            (A DEVELOPMENT STAGE COMPANY)

                            Statement of Shareholders' Equity
                January 1, 1993 (inception) through  December 31, 1996

                                                                                                         Deficit
                                                                                                       Accumulated
                                           Preferred Stock             Common Stock        Additional    During
                                          ------------------       --------------------     Paid-in    Development
                                          Shares      Amount       Shares        Amount     Capital       Stage        Total
                                          ------     --------      ---------     ------     -------       -----        -----

January 1, 1993 (inception) (Note A)....      -       $    -         552,500       $   6     $ 418,949  *$(417,421)   $  1,534

 Net loss for the year ended
 December 31, 1993.....................       -            -               -           -             -        (336)       (336)
                                          -----       ------       ---------       ------     ---------  ----------  ---------
             BALANCE, DECEMBER 31, 1993       -            -         552,500           6       418,949  * (417,757)      1,198

 November 1, 1994, shares issued
   for services, at cost (Note B)......       -            -       1,500,000          15             -           -          15

Net loss for the year ended
 December 31, 1994.....................       -            -               -           -             -        (289)       (289)
                                          -----       ------       ---------       ------     ---------  ----------  ---------
             BALANCE, DECEMBER 31, 1994       -            -       2,052,500          21       418,949 *  (418,046)        924

 December 31, 1995,
   Capital contribution (Note B).......       -            -               -           -         3,700           -       3,700

Net loss for the year ended
 December 31, 1995.....................       -            -               -           -                    (3,977)     (3,977)
                                          -----       ------       ---------       ------     ---------  ----------  ---------

             BALANCE, DECEMBER 31, 1995       -           -        2,052,500          21       422,649 *  (422,023)        647

 Termination of S corporation (Note C).       -           -                -           -      (422,023)    422,023           -

 Shares issued for property acquisition
  August 26, 1996 (Note D) ............       -           -        5,000,000          50        19,982                  20,032

 December 31, 1996,
   Capital contribution (Note B).......                                                          5,027                   5,027

Net loss for the year ended
 December 31, 1996.....................       -           -                -           -       (58,642)                (58,642)
                                          -----       ------       ---------       ------     ---------  ----------  ---------
            BALANCE, DECEMBER 31, 1996        -       $   -        7,052,500       $  71      $ 25,635   $ (58,642)  $ (32,936)
                                          -----       ------       ---------       ------     ---------  ----------  ---------
                                          -----       ------       ---------       ------     ---------  ----------  ---------



* Restated See Note C.




                 See accompanying summary of significant accounting policies and notes to financial statements.

                               KALAN GOLD CORPORATION
                           (A DEVELOPMENT STAGE COMPANY)

                              Statement of Cash Flows

               January 1, 1993 (inception) through December 31, 1996

                                                               January 1,
                                                                 1993
                                                              (inception)
                                         December 31,           Through
                                      -----------------       December 31,
                                      1996         1995          1996
                                      ----         ----      ------------
OPERATING ACTIVITIES                                         (unaudited)
    Net loss accumulated during
      the development stage ..... $  (58,642)  $   (3,977)  $  (63,244)
    Non-cash transactions:
      Depreciation ..............        263            -          263
      Amortization of note ......      2,417            -        2,417
      Contributed services ......      5,027            -        5,027
      Stock issued not for cash .          -            -           15

    Changes in working capital:
      Increase in accounts
        payable..................      1,991            -        1,991
                                   ----------  -----------   ----------
              NET CASH (USED IN)
            OPERATING ACTIVITIES     (48,944)      (3,977)     (53,531)
                                   ----------  -----------   ----------
INVESTING ACTIVITIES
    Purchase of equipment .......     (5,446)           -       (5,446)
                                   ----------  -----------   ----------
               NET CASH (USED IN)
             INVESTING ACTIVITIES     (5,446)           -       (5,446)
                                   ----------  -----------   ----------

FINANCING ACTIVITIES
    Proceeds from advances from
      affiliate .................     90,971                    90,971
    Payments of long-term debt ..    (30,000)                  (30,000)
    Capital contribution ........                   3,700        3,700
             NET CASH PROVIDED BY
             FINANCING ACTIVITIES     60,971        3,700       64,671
                                   ----------  -----------   ----------
NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS.........      6,581         (277)       5,694

Cash and cash equivalents,
    beginning of year ...........        647          924        1,534
                                   ----------  -----------   ----------
CASH AND CASH EQUIVALENTS,
    END OF YEAR ................. $    7,228   $      647   $    7,228
                                   ----------  -----------   ----------
                                   ----------  -----------   ----------

          See accompanying summary of significant accounting policies and notes to financial statements

                               KALAN GOLD CORPORATION
                           (A DEVELOPMENT STAGE COMPANY)

                              Statement of Cash Flows

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Noncash Investing and Financing Activities:

The Company acquired $119,808 of property acquisition costs and related non-interest bearing notes payable in the amount of $99,776 in exchange for 5,000,000 shares of .00001 par value common stock. $19,982 was recorded as capital paid in excess of par. Amortized discount on the notes payable for the year ended December 31, 1996 was $2,417.

There was no cash paid during the year for interest or taxes.








          See accompanying summary of significant accounting policies and notes to financial statements

                               KALAN GOLD CORPORATION
                           (A DEVELOPMENT STAGE COMPANY)

                     Summary of Significant Accounting Policies
                                  December 31, 1996

NATURE OF ORGANIZATION
Kalan Gold Corporation (the "Company") is in the development stage in accordance with Statement of Financial Accounting Standards No. 7. The company was incorporated on September 19, 1985 under the name of Knight
Natural Gas, Inc. in the state of Colorado.   During 1996, the Company's
board of directors changed the name of the Company to Kalan Gold Corporation. The Company is engaged in the gold mining business, initially solely with respect to two concessions which were assigned to the Company by Sedcore Exploration Company Limited ("Sedcore").

In the course of its development, the Company has sustained operating losses and expects such losses to continue for the foreseeable future. The ability of the Company to continue as a going concern is dependent upon successful completion of its business plan and, ultimately, upon achieving profitable operations.

CASH EQUIVALENTS
For the purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

INCOME TAXES
Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the recorded book basis and tax basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income and tax credits that are available to offset future federal income taxes.

PROPERTY
Computer equipment and office furniture is recorded at cost and depreciated on a straight-line basis over a period of 36 months. Depreciation expense for the period from January 1, 1993 (inception) through December 31, 1996 was $263.

DEFERRED PROPERTY ACQUISITION COSTS
Costs attributable to the lease of mineral rights are deferred until it is determined whether a project is commercially feasible.

                               KALAN GOLD CORPORATION
                           (A DEVELOPMENT STAGE COMPANY)

                     Summary of Significant Accounting Policies
                                  December 31, 1996

USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                               KALAN GOLD CORPORATION
                           (A DEVELOPMENT STAGE COMPANY)

                           Notes to Financial Statements
                                  December 31, 1996

Note A:  BACKGROUND

         The Company was incorporated in Colorado on September 19, 1985 to explore for natural gas. In December 1989 the Company ceased operations in the oil and gas business. Effective January 1, 1993, under new management, the Company began the search for and evaluation of privately owned operating companies. Effective August 26, 1996, the Company acquired certain gold mine concessions in the Republic of Ghana.

Note B:  RELATED PARTY TRANSACTIONS

         During 1996, an affiliate of the Company made periodic short-term cash advances to the Company for working capital purposes. These advances in the amount of $90,971 are expected to be paid within one year.

         During 1995 and 1996, certain shareholders made contributions to the Company in the form of rendering professional services. These amounts were $3,700 and $5,027, respectively.

Note C:  SHAREHOLDERS' EQUITY

         At December 31, 1995, the Company had elected to be taxed as a subchapter "S" corporation, meaning that the tax expense and or benefits accrued to the shareholders. During the year ended 1996, the number of shareholders increased to approximately 100, terminating the "S" election. As of December 31, 1996, income tax expense and/or benefit accrues to the Company. Accordingly, the retained deficit of $417,421 related to the oil and gas operations, and the accumulated deficit during development of $4,602 were reclassified to additional-paid-in-capital in the current year.

Note D:  DEFERRED PROPERTY ACQUISITION COSTS

         On August 26, 1996, the Company entered into an acquisition of certain defined assets and liabilities of Sedcore in exchange for 5,000,000 common shares of the Company. Substantially all of the assets and liabilities acquired, were related to two gold mine concessions in the Republic of Ghana.

                               KALAN GOLD CORPORATION
                           (A DEVELOPMENT STAGE COMPANY)

                           Notes to Financial Statements
                                 December 31, 1996

Note D:  DEFERRED PROPERTY ACQUISITION COSTS CONTINUED:

         AHANTA GOLD FIELD PROPERTY
         The Company received, as part of the aforementioned transaction, the rights to undertake exploration for gold in the Butre area in the Western Region of Ghana. These rights were part of an agreement between Ahanta Mining Co. Limited ("Ahanta") and Sedcore, in which the Company has succeeded to all of Sedcore's
         rights and responsibilities as of August 26, 1996.   Ahanta
         holds exclusive mineral rights to Mining Concession No. 111 granted by the Ghana government.

         Under the terms of the agreement, the Company is committed to pay all costs to ascertain the feasibility and economic viability of alluvial and lode gold mineral productions from
         deposits found in the Concession area.   There is no assurance
         that the project will be feasible or economically viable.

         The agreement requires the Company to make scheduled payments totalling $39,000 to Ahanta through March 23, 1998. $9,000 of this amount has been paid as of December 31, 1996. Should the Company wish to continue with the exploration and feasibility studies after March 23, 1989, it must obtain approval from the Republic of Ghana and pay $50,000 to Ahanta per year for each
         year that Ahanta remains in possession of the Concession.   In
         addition, should gold production commence during the term of the agreement, the Company is required to pay to Ahanta a 2.5 percent royalty from all gold recovered within the Concession area.

         Costs incurred to date, less imputed interest, totalling $34,619 have been deferred until it is determined whether the project is commercially feasible.

         ESIKIMAN PROPERTY ACQUISITION COST
         The 2.5 year agreement with Esikaman Mining Company Limited ("Esikaman"), dated May 30, 1996 provides for the Company to conduct a reconnaissance in a licensed area located in the Wassa Amanfi district of the Republic of Ghana. Esikaman holds the applicable reconnaissance license granted by the Ghana government.

         Under the terms of the agreement, the Company is committed to pay all costs of an exploration program in the licensed area. There is no assurance that the exploration program will be successful.

                               KALAN GOLD CORPORATION
                           (A DEVELOPMENT STAGE COMPANY)

                           Notes to Financial Statements
                                  December 31, 1996

Note D:  DEFERRED PROPERTY ACQUISITION COSTS CONCLUDED:

         The agreement requires the Company to make scheduled payments totalling $90,000 to Esikaman through November 30, 1998.
         $40,000 of this amount was paid as of December 31, 1996. Should the Company wish to continue with the exploration program after November 30, 1998, it must obtain approval from the Republic of Ghana and pay $50,000 to Esikaman upon obtaining a mining lease and $50,000 upon obtaining a mining permit.

         Costs incurred to date, less imputed interest, totalling $83,389 have been deferred until it is determined whether the project is commercially feasible.


Note E:  NOTES PAYABLE

         Following is a summary of notes payable outstanding as of December 31, 1996:

         Non-interest bearing promissory note
         with scheduled payments through
         March 23, 1998, without collateral,
         net of imputed interest of $2,738........ $ 27,262

         Non-interest bearing promissory note
         with scheduled payments through
         November 30, 1998, without collateral,
         net of imputed interest of $5,069........   44,931
                                                   ---------
                                                     72,193
         Less current maturities                    (30,165)
                                                   ---------
                                                   $ 42,028
                                                   ---------
                                                   ---------


         As of December 31, 1996, aggregate maturities of notes payable are as follows:

         Year ending
         December 31,
         ------------
              1997................................ $ 30,165
              1998................................ $ 42,028

                               KALAN GOLD CORPORATION
                           (A DEVELOPMENT STAGE COMPANY)

                           Notes to Financial Statements
                                  December 31, 1996

Note F:  COMMITMENTS

         The Company has committed to the payment of net smelter royalty interests of 2 percent and 2.5 percent on all gold recovered within the properties in which the Company has obtained an interest.

         The Company is contingently liable to the Republic of Ghana for the payment of a net smelter royalty interest of ten percent on all gold recovered within the properties in which the Company has obtained an interest.

         In addition, the Republic of Ghana has a right of first refusal to acquire a fifty percent ownership interest in the Company's common stock at the then fair market value of the Company's common stock.

         LEASED PROPERTY
         The Company maintains offices in Englewood, Colorado for which it pays approximately $1,361 per month in rent on a one year renewable lease from an unaffiliated third party. The Company owns office furniture and equipment which it utilizes at its principal office.


Note G:  SUBSEQUENT EVENT

         In March 1997, the Company completed an agreement with Trio Gold Corporation, an Alberta private corporation ("Trio"), whereby Trio will earn a fifty percent ownership interest in the Ahanta and Esikaman concessions, in return for the payment of $144,000 to the Company and for the expenditure of $375,000 on geochemical studies on both properties. Trio will be responsible for all operations on these properties.

                                   SIGNATURES

    In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     Kalan Gold Corporation




Dated:   4/14/97                     By:      Signed
                                         -----------------------------
                                         James M. Baum
                                         President and Chief Executive Officer


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                                     CHIEF FINANCIAL AND ACCOUNTING OFFICER



Dated:  4/14/97                      By:       Signed
                                         -----------------------------
                                         Robert J. Goldman
                                         Treasurer

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549





                                     FORM 10-KSB

                                       EXHIBITS
                                          TO
                                Kalan Gold Corporation

                               INDEX TO EXHIBITS


Exhibit                                                                            Page or
Number         Description                                                     Cross Reference
-------        -----------                                                     ---------------
*   3A         Articles of Incorporation

*   3B         Articles of Amendment

 *  3C         Bylaws

    3D         Articles of Amendment to change name to KALAN GOLD CORPORATION.

   10A August 26, 1996 Purchase Agreement for defined assets and liabilities of SEDCORE EXPLORATION COMPANY LIMITED

*Previously Filed