Form 10QSB
period 1997-03-31
KALAN GOLD CORP
filed 1997-05-15
CIK 940516

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-QSB

(Mark One)
  X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----   SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended  March 31, 1997
                               ----------------
                                  OR
        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----   SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________ to _________________
Commission file number   0-25658

                       KALAN GOLD CORPORATION
                       ----------------------
        (Exact name of registrant as specified in its charter)

           Colorado                                  84-1357927
---------------------------------------------------------------------------
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                  Identification No.)

  Tower I, Suite 340, 12835 E. Arapahoe Road Englewood, Colorado 80112
               (Address of principal executive offices)

                            (303) 706-1606
---------------------------------------------------------------------------
         (Registrant's telephone number, including area code)

               (Former name, former address and former
               fiscal year if changed since last year)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes   X    No
                                                    ---        ---

           APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
             PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities
under a plan confirmed by a court.  Yes       No
                                         ---      ---

                APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 7,052,500 common shares outstanding as of May 13, 1997

---------------------------------------------------------------------------

                The document is comprised of 8 pages.

                            KALAN GOLD CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)

                                   INDEX

PART I  Item 1. FINANCIAL INFORMATION                            PAGE
                                                                 ----
                Condensed balance sheet as of
                  March 31, 1997 ...............................   2

                Condensed statements of operations,
                  three months ended March 31, 1997
                  and 1996 and January 1, 1993 through
                  March 31, 1997................................   3

                Condensed statements of cash flows,
                  three months ended March 31, 1997
                  and 1996 and January 1, 1993
                  through March 31, 1997 .......................   4

                Notes to condensed financial
                  statements ...................................   5

        Item 2. PLAN OF OPERATION ..............................   6


PART II         OTHER INFORMATION ..............................   7

                Item 1. Legal Proceedings
                Item 2. Changes In Securities
                Item 3. Defaults Upon Senior Securities
                Item 4. Submission Of Matters To A Vote
                          Of Security Holders
                Item 5. Other Information
                Item 6. Exhibits and Reports On Form 8-K

                Signatures .....................................   8

PART I.  Item 1.  FINANCIAL INFORMATION

                         KALAN GOLD CORPORATION
                     (a Development Stage Company)

                       Condensed Balance Sheet

                                ASSETS

                                                        March 31,
                                                          1997
                                                        ---------
Cash .................................................. $  38,783
Prepaid expenses ......................................     1,362
Furniture and equipment ...............................     5,446
Accumulated depreciation ..............................      (717)
Mining concession acquisition costs ...................    59,904
                                                        ---------
                                                        $ 104,778
                                                        ---------
                                                        ---------

                LIABILITIES AND SHAREHOLDERS' DEFICIT

LIABILITIES
  Accounts payable .................................... $   4,431
  Advance from affiliate ..............................    30,026
  Current portion of long-term debt ...................    49,754
  Long-term notes payable .............................    23,182
                                                        ---------
     Total liabilities ................................   107,393
                                                        ---------
SHAREHOLDERS' DEFICIT
  Common stock ........................................        71
  Additional paid in capital ................. ........    25,635
  Deficit accumulated during development ..............   (28,321)
                                                        ---------
    Total shareholders' deficit .......................    (2,615)
                                                        ---------
     Total liabilities and shareholders' deficit ...... $ 104,778
                                                        ---------
                                                        ---------


    See accompanying notes to condensed financial statements.
                                 -2-

                        KALAN GOLD CORPORATION
                    (A DEVELOPMENT STAGE COMPANY)

                  Condensed Statement of Operations

                                                        January 1, 1993
                                   Three Months Ended     (inception)
                                        March 31,           Through
                                ----------------------      March 31,
                                   1997         1996         1997
                                ---------    ---------  ---------------

GAIN ON SALE OF PROPERTIES .... $  86,041    $       -      $  86,041

COSTS AND EXPENSES
  General & Administrative ....    54,523           28        114,462
  Depreciation ................       454            -            717
  Interest ....................       743            -          3,160
                                ---------    ---------      ---------
          NET INCOME (LOSS)...  $  30,321    $     (28)     $ (32,298)
                                ---------    ---------      ---------
                                ---------    ---------      ---------



      See accompanying notes to condensed financial statements.
                                 -3-

                        KALAN GOLD CORPORATION
                    (A DEVELOPMENT STAGE COMPANY)

                  Condensed Statement of Cash Flows

                                                           January 1,
                                                              1993
                                   Three Months Ended     (inception)
                                        March 31,           Through
                                 ----------------------    March 31,
                                    1997         1996         1997
                                 ---------       ------    ---------
             NET CASH (USED IN)
           OPERATING ACTIVITIES    (53,445)         (28)    (106,976)
                                 ---------       ------    ---------
INVESTING ACTIVITIES:
  Purchase of equipment .......          -            -       (5,446)
  Sale of interest in mining
    concessions ...............    145,945            -      145,945
           NET CASH PROVIDED BY
           INVESTING ACTIVITIES    145,945            -      140,499
                                 ---------       ------    ---------
FINANCING ACTIVITIES:
  Proceeds from advances from
    affiliate .................          -            -       90,971
  Repayment of affiliate
    advance ...................    (60,945)           -      (60,945)
  Payments of long-term debt ..          -            -      (30,000)
  Capital contribution ........          -            -        3,700
           NET CASH (USED IN)
           FINANCING ACTIVITIES    (60,945)           -        3,726
                                 ---------       ------    ---------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS.........     31,555          (28)      37,249

Cash and cash equivalents,
  beginning of year ...........      7,228          647        1,534
                                 ---------       ------    ---------
CASH AND CASH EQUIVALENTS,
  END OF YEAR .................  $  38,783       $  619    $  38,783
                                 ---------       ------    ---------
                                 ---------       ------    ---------


     See accompanying notes to condensed financial statements.
                                -4-

                         KALAN GOLD CORPORATION
                      (A DEVELOPMENT STAGE COMPANY)


               Notes to Condensed Financial Statements

                          March 31, 1997

Note A:  BASIS OF PRESENTATION

         The financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its annual
         10-KSB report dated December 31, 1996 and should be read in conjunction with the notes thereto.

         In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented have been made.

         Interim financial data presented herein are unaudited.

Note B:  RELATED PARTY TRANSACTIONS

         During the three months ended March 31, 1997, an affiliate of the Company made short-term cash advances to the Company for working capital purposes. The Company repaid approximately $107,445 of these advances with the proceeds from the sale of certain mining concessions.

Note C:  GAIN ON SALE OF PROPERTIES

         On February 18, 1997, the Company entered into an agreement with Trio Gold Corporation, an Alberta private corporation ("Trio"), whereby Trio purchased a fifty percent ownership interest in the Ahanta and Esikaman mining concessions. Proceeds from the sale were approximately $145,945. Trio also agreed to expend approximately $384,000 on certain exploration and geochemical work performed, by an affiliate of the Company, and future exploration and geochemical work to be performed by Trio, related to the two properties.

PART I. Item 2.  PLAN OF OPERATION

                           KALAN GOLD CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)



The plan of the Company's management, for the next twelve months, is that the Company will focus on the gold mining business, initially solely with respect to the two mining concessions acquired in 1996. The Company's management plans to develop operations in conjunction with their joint venture partner, Trio Gold Corporation. At March 31, 1997 the Company had three employees and does not anticipate materially increasing the number of employees in the next twelve months.


FINANCIAL CONDITION

The sale of certain mining concessions as discussed in Note C to the financial statements, provided the Company with cash to repay working capital advances received from an affiliate and also provided liquidity for operations. Other than the sale of the mining concessions, there have been no material changes to the Company's financial condition during the quarter to which this Quarterly Report is filed.

RESULTS OF OPERATIONS

No operations were conducted during the most recent quarter. Expenses, since year end and in the current quarter, consisted of rent and office expenses, salaries, travel, postage, filing fees, legal and accounting fees, transfer agent costs, interest and depreciation.

PART II.  OTHER INFORMATION

                            KALAN GOLD CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)


Item 1. Legal Proceedings
        not applicable

Item 2. Changes In Securities
        not applicable

Item 3. Defaults Upon Senior Securities
        not applicable

Item 4. Submission Of Matters To A Vote Of Security Holders not applicable

Item 5. Other Information
        not applicable

Item 6. Exhibits and Reports On Form 8-K
        a) Exhibits
           not applicable
        b) Reports On Form 8-K were filed on:
             January 9, 1997
             January 14, 1997
             March 10, 1997
             March 17, 1997

                           KALAN GOLD CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)

                                SIGNATURES


The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three months ended March 31, 1997 have been included.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       Kalan Gold Corporation
                                       (Registrant)




Date:
     ---------------------             -------------------------------------
                                       James M. Baum
                                       President