Form 10QSB
period 1997-06-30
KALAN GOLD CORP
filed 1997-08-15
CIK 940516

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended  June 30, 1997
                                       OR
_____TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
     EXCHANGE ACT OF 1934
For the transition period from _________________ to _________________ Commission file number 0-25658

                             Kalan Gold Corporation
                             ----------------------
             (Exact name of registrant as specified in its charter)

           Colorado                                    84-1357927
           --------                                    ----------
(State or other jurisdiction of                  (I.R.S. Identification No.)
Employer incorporation or organization)

      Tower I, Suite 340, 12835 E. Arapahoe Road Englewood, Colorado 80112
                    (Address of principal executive offices)

                                 (303) 706-1606
      ---------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
            Indicate the number of shares outstanding of each of the
      issuer's classes of common stock, as of the latest practicable date.
            7,090,000 common shares outstanding as of August 11, 1997
            ---------------------------------------------------------

                      The document is comprised of 9 pages.

                             Kalan Gold Corporation
                        (a Development Stage Enterprise)

                                      Index

Part I                                                           Page
       Item 1.   Financial Information

                 Condensed balance sheet as of
                   June 30, 1997 ..............................   2

                 Condensed statements of operations,
                   three and six months ended June 30, 1997
                   and 1996 and January 1, 1993 through
                   June 30, 1997 ..............................   3

                 Condensed statements of cash flows,
                   six months ended June 30, 1997 and
                   1996 and January 1, 1993 through
                   June 30, 1997 ..............................   4

                 Notes to condensed financial
                   statements .................................   5

       Item 2.   Plan of operation ............................   7



Part II
                 Other information ............................   8


                 Item 1. Legal Proceedings
                 Item 2. Changes in Securities
                 Item 3. Defaults Upon Senior Securities
                 Item 4. Submission of Matters to a Vote
                           of Security Holders
                 Item 5. Other information
                 Item 6. Exhibits and Reports on Form 8-K


                 Signatures ...................................   9

Part I.  Item 1.  Financial information

                             Kalan Gold Corporation
                             ----------------------
                        (a Development Stage Enterprise)

                             Condensed Balance Sheet

                                  June 30, 1997

                                     ASSETS


Cash .................................................. $       218
Furniture and equipment ...............................       5,446
Accumulated depreciation ..............................        (844)
Deposit ...............................................       1,362
Mining concession acquisition costs ...................      59,904
                                                        -----------
                                                        $    66,086
                                                        ===========

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

LIABILITIES
 Accounts payable and accrued expenses ...............  $       124
 Advance from affiliate ..............................       36,026
 Current portion of long-term debt ...................       50,712
 Long-term notes payable .............................       23,898
                                                        -----------
                            TOTAL LIABILITIES               110,760
                                                        -----------
SHAREHOLDERS' DEFICIT
 Common stock ........................................           71
 Additional paid in capital ................. ........       26,385
 Deficit accumulated during development ..............      (71,130)
                                                        -----------
                           TOTAL SHAREHOLDERS' DEFICIT      (44,674)
                                                        -----------
                                                        $    66,086
                                                        ===========



            See accompanying notes to condensed financial statements.

                             KALAN GOLD CORPORATION
                             ----------------------
                        (a Development Stage Enterprise)

                       Condensed Statements of Operations



                                                                                                      January 1,
                                                                                                         1993
                                                    Three months ended         Six months ended      (Inception)
                                                          June 30,                 June 30,            through
                                                  ----------------------  -------------------------     June 30,
                                                      1997        1996         1997        1996          1997
                                                  ----------  ----------  ------------  -----------  ------------
COSTS AND EXPENSES
 General and administrative ..................... $   41,008  $    5,277   $   95,532  $     5,305   $   151,492
 Depreciation ...................................        126           -          580            -           844
                                                  ----------- ----------- -----------  ------------  ------------
                                   OPERATING LOSS    (41,134)     (5,277)     (96,112)      (5,305)     (152,336)

NONOPERATING INCOME
 Gain on sale of properties .....................          -           -       86,041            -        86,041

INTEREST EXPENSE ................................     (1,674)          -       (2,417)           -       (4,835)
                                                  ----------- -----------  ----------- ------------  ------------
                                         NET LOSS $  (42,808) $   (5,277)  $  (12,488) $    (5,305)  $   (71,130)
                                                  =========== ===========  =========== ============  ============

Weighted average shares outstanding .............   7,065,000   2,052,500    7,058,750    2,052,500     2,368,009
                                                  =========== ===========  =========== ============  ============

Net (loss) per share ............................ $     *     $     *      $     *     $     *       $      (0.03)
                                                  =========== ===========  =========== ============  ============

*Less than $.01






            See accompanying notes to condensed financial statements.
                                       -3-

                             KALAN GOLD CORPORATION
                        (a Development Stage Enterprise)

                       Condensed Statements of Cash Flows


                                                                   January 1,
                                                                      1993
                                      Six Months Ended            (inception)
                                          June 30,                  Through
                                  ------------------------          June 30,
                                     1997         1996                1997
                                  -----------  -----------        -----------
            NET CASH (USED IN)
          OPERATING ACTIVITIES       (98,760)      (3,655)          (152,291)
                                  -----------  -----------        -----------

INVESTING ACTIVITIES:
 Purchase of equipment .......             -            -             (5,446)
 Sale of interest in mining
   concessions ...............       145,945            -            145,945
                                  -----------  -----------        -----------
          NET CASH PROVIDED BY
          INVESTING ACTIVITIES       145,945            -            140,499
                                  -----------  -----------        -----------

FINANCING ACTIVITIES:
 Proceeds from advances from
   affiliate .................             -            -             90,971
 Repayment of affiliate
   advance ...................       (54,945)           -            (54,945)
 Payments of long-term debt ..             -            -            (30,000)
 Capital contribution ........           750        3,377              4,450
                                  -----------  -----------        -----------
NET CASH PROVIDED BY (USED IN)
          FINANCING ACTIVITIES       (54,195)       3,377             10,476
                                  -----------  -----------        -----------

NET (DECREASE) IN CASH
 AND CASH EQUIVALENTS.........        (7,010)        (278)            (1,316)

Cash and cash equivalents,
 beginning of year ...........         7,228          647              1,534
                                  -----------  -----------        -----------

CASH AND CASH EQUIVALENTS,
 END OF YEAR .................    $      218   $      369         $      218
                                  ===========  ===========        ===========

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid for:
   Interest ..................    $        -   $        -         $        -
   Income taxes ..............    $        -   $        -         $        -

NONCASH INVESTING AND FINANCING TRANSACTIONS:
 Common stock issued for
   services ..................    $        -   $        -         $       15



            See accompanying notes to condensed financial statements.

                             KALAN GOLD CORPORATION
                        (a Development Stage Enterprise)

                     Notes to Condensed Financial Statements

                                  June 30, 1997

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

Note B: Related party transactions

        During the three months ended June 30, 1997, an affiliate of the Company made short-term cash advances to the Company for working capital purposes. The Company repaid $107,445 of these advances with the proceeds from the sale of certain mining concessions.

Note C: Gain on sale of properties

        On February 18, 1997, the Company entered into an agreement with Trio Gold Corporation, an Alberta private corporation (Trio), whereby Trio purchased a fifty percent ownership interest in the Ahanta and Esikaman mining concessions. Proceeds from the sale were approximately $145,945. Trio also agreed to expend approximately $384,000 on certain exploration and geochemical work performed, by an affiliate of the Company, and future exploration and geochemical work to be performed by Trio, related to the two properties.

Note D: Shareholders' deficit

        On November 14, 1996, the Company reserved 237,500 shares of common stock for issuance under a non-compensatory stock option plan. The options allow the officers of the Company to purchase 37,500, 75,000 and 125,000 shares of common stock at $.02 per share. The officers were vested and the options were exercisable as of the grant date.

                             KALAN GOLD CORPORATION
                        (a Development Stage Enterprise)

                     Notes to Condensed Financial Statements

                                  June 30, 1997

Note D: Shareholders' deficit, continued

        On May 27, 1997, an officer paid $750 to exercise his option for 37,500 shares of the Company's common stock, leaving 200,000 shares of the stock option plan outstanding and exercisable at June 30, 1997. The remaining stock options expire on November 14, 2001.

Note E: Income taxes

        The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". Continuing net operating losses during the quarter ended June 30, 1997 were offset by an increase to the valuation allowance of $12,842.

                             KALAN GOLD CORPORATION
                        (a Development Stage Enterprise)

Part I. Item 2.  Plan of operation


The plan of the Company's management, for the next twelve months, is that the Company will focus on the gold mining business, initially solely with respect to the two mining concessions acquired in 1996. The Company's management plans to develop operations in conjunction with their joint venture partner, Trio Gold Corporation. The Company plans to continue to acquire loans from an affiliate to finance its development stage operations. Trio is the designated operator of the gold properties. Trio is continuing their geochemistry program in preparation for core drilling. At June 30, 1997 the Company had three employees and does not anticipate materially increasing the number of employees in the next twelve months.


Financial condition
The sale of certain mining concessions as discussed in Note C to the financial statements, provided the Company with cash to repay working capital advances received from an affiliate and also provided liquidity for operations. There have been no other material changes to the Company's financial condition during the quarter to which this Quarterly Report is filed.


Results of operations
No income producing operations were conducted during the most recent quarter. Expenses, since year end and in the current quarter, consisted of rent and office expenses, salaries, travel, postage, filing fees, legal and accounting fees, transfer agent costs, interest and depreciation.

                             KALAN GOLD CORPORATION
                        (a Development Stage Enterprise)


Part II.  Other Information


Item 1. Legal Proceedings
        not applicable

Item 2. Changes In Securities
        not applicable

Item 3. Defaults Upon Senior Securities
        not applicable

Item 4. Submission Of Matters To A Vote Of Security Holders not applicable

Item 5. Other Information
        not applicable

Item 6. Exhibits and Reports On Form 8-K
        a) Exhibits
           not applicable
        b) Reports On Form 8-K were filed on:
           not applicable

                             KALAN GOLD CORPORATION
                        (a Development Stage Enterprise)

                                   SIGNATURES



The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three months ended June 30, 1997 have been included.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                     Kalan Gold Corporation
                                     (Registrant)




Date: August 14, 1997                /s/James M. Baum
                                     ......................
                                     James M. Baum
                                     President