Form 10QSB
period 1997-09-30
KALAN GOLD CORP
filed 1997-11-12
CIK 940516

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
__X__  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1997
                               ------------------
                                 OR
_____  TRANSITION   REPORT   PURSUANT   TO   SECTION   13   OR   15(d)  OF   THE
       SECURITIES EXCHANGE  ACT OF 1934
For  the  transition  period  from  ___________________  to  ___________________
Commission file number 0-25658
                      ---------

                             Kalan Gold Corporation
                             ----------------------
             (Exact name of registrant as specified in its charter)

           Colorado                                        84-1357927
--------------------------------------------------------------------------------
 (State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                       Identification No.)

      Tower I, Suite 340, 12835 E. Arapahoe Road Englewood, Colorado 80112
                    (Address of principal executive offices)

                                 (303) 706-1606
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                     (Former name, former address and former
                     fiscal year if changed since last year)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                     Yes __X__ No _____

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.                                         Yes _____ No _____

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
           7,090,000 common shares outstanding as of November 5, 1997
--------------------------------------------------------------------------------
                      The document is comprised of 9 pages.

                             Kalan Gold Corporation
                        (a Development Stage Enterprise)

                                      Index

                                                                 Page
Part I   Item 1. Financial Information                           ----

                 Condensed balance sheet as of
                   September 30, 1997 .........................   2

                 Condensed statements of operations,
                   three and nine months ended September 30,
                   1997 and 1996 and January 1, 1993 through
                   September 30, 1997 .........................   3

                 Condensed statements of cash flows,
                   nine months ended September 30, 1997
                   and 1996 and January 1, 1993 through
                   September 30, 1997 .........................   4

                 Notes to condensed financial
                   statements .................................   5

         Item 2. Plan of operation ............................   7

Part II
-------          Other information ............................   8

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

Part I.  Item 1.  Financial information

                             Kalan Gold Corporation
                        (a Development Stage Enterprise)

                             Condensed Balance Sheet

                               September 30, 1997

                                     ASSETS


Cash .................................................. $     1,109
Furniture and equipment ...............................       5,446
Accumulated depreciation ..............................      (1,134)
Mining concession acquisition costs ...................      59,904
                                                        ------------
                                                        $    65,325
                                                        ============

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

LIABILITIES
 Accounts payable and accrued expenses ...............  $    1,414
 Advance from affiliate ..............................      73,026
 Current portion of long-term debt ...................      50,165
 Long-term notes payable .............................      25,654
                                                        -----------
                                     TOTAL LIABILITIES     150,259
                                                        -----------

SHAREHOLDERS' DEFICIT
 Common stock ........................................          71
 Additional paid in capital ................. ........      26,385
 Deficit accumulated during development ..............    (111,390)
                                                        -----------
                           TOTAL SHAREHOLDERS' DEFICIT     (84,934)
                                                        -----------

                                                        $   65,325
                                                        ===========



            See accompanying notes to condensed financial statements.

                                              KALAN GOLD CORPORATION
                                        (a Development Stage Enterprise)

                                       Condensed Statements of Operations



                                                                                                       January 1,
                                                                                                         1993
                                                     Three months ended        Nine months ended      (Inception)
                                                        September 30,            September 30,          through
                                                  -----------------------  ------------------------  September 30,
                                                      1997        1996         1997        1996          1997
                                                  ----------- -----------  ---------- -------------  -------------

COSTS AND EXPENSES
 General and administrative ..................... $   38,761  $   10,733   $  134,292  $    16,038   $   190,254
 Depreciation ...................................        290       -              871         -            1,134
                                                  ----------- -----------  ----------- ------------  ------------
                                   OPERATING LOSS    (39,051)    (10,733)    (135,163)     (16,038)     (191,388)

NONOPERATING INCOME
 Gain on sale of properties .....................        -         -           86,041         -           86,041

INTEREST EXPENSE ................................     (1,209)      -           (3,626)        -           (6,043)
                                                  ----------- -----------  ----------- ------------  ------------

                                         NET LOSS $  (40,260) $  (10,733)  $  (52,748) $   (16,038)  $  (111,390)
                                                  =========== ===========  =========== ============  ============

Weighted average shares outstanding .............  7,090,000   3,347,021    7,069,167    3,347,021     2,616,535
                                                  =========== ===========  =========== ============  ============

Net (loss) per share ............................ $    *      $    *       $    *      $     *       $     (0.04)
                                                  =========== ===========  =========== ============  ============


*  Less than $.01


            See accompanying notes to condensed financial statements.

                             KALAN GOLD CORPORATION
                        (a Development Stage Enterprise)

                       Condensed Statements of Cash Flows


                                                         January 1,
                                                           1993
                                                        (inception)
                                  Nine Months Ended       Through
                                    September 30,      September 30,
                                  1997        1996         1997
                                ---------- -----------  -----------
            NET CASH (USED IN)
          OPERATING ACTIVITIES   (134,869)    (15,829)    (188,400)
                                ---------- -----------  -----------

INVESTING ACTIVITIES:
 Purchase of equipment .......          -           -       (5,446)
 Sale of interest in mining
   concessions ...............    145,945           -      145,945
                                ---------- -----------  -----------
          NET CASH PROVIDED BY
          INVESTING ACTIVITIES    145,945           -      140,499
                                ---------- -----------  -----------

FINANCING ACTIVITIES:
 Proceeds from advances from
   affiliate .................     37,000      10,544      127,971
 Repayment of affiliate
   advance ...................    (54,945)          -      (54,945)
 Payments of long-term debt ..          -           -      (30,000)
 Capital contribution ........        750       5,027        4,450
                                ---------- -----------  -----------
NET CASH PROVIDED BY (USED IN)
          FINANCING ACTIVITIES    (17,195)     15,571       47,476
                                ---------- -----------  -----------

NET (DECREASE) IN CASH
 AND CASH EQUIVALENTS.........     (6,119)       (258)        (425)

Cash and cash equivalents,
 beginning of year ...........      7,228         647        1,534
                                ---------- -----------  -----------

CASH AND CASH EQUIVALENTS,
 END OF YEAR ................. $    1,109  $      389   $    1,109
                               =========== ===========  ===========

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid for:
   Interest .................. $        -  $        -   $        -
   Income taxes .............. $        -  $        -   $        -

NONCASH INVESTING AND FINANCING TRANSACTIONS:
 Common stock issued for
   services .................. $        -  $        -   $       15


     See accompanying notes to condensed financial statements.

                             KALAN GOLD CORPORATION
                        (a Development Stage Enterprise)

                     Notes to Condensed Financial Statements

                               September 30, 1997

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

Note B: Related party transactions

        During the three months ended September 30, 1997, an affiliate of the Company made short-term cash advances totalling $37,000 to the Company for working capital purposes.

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

                               September 30, 1997

Note D: Shareholders' deficit, continued

        On May 27, 1997, an officer paid $750 to exercise his option for 37,500 shares of the Company's common stock, leaving 200,000 shares of the stock option plan outstanding and exercisable at September 30, 1997. The remaining stock options expire on November 14, 2001.

Note E: Income taxes

        The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". Continuing net operating losses during the quarter ended September 30, 1997 were offset by an increase to the valuation allowance of $6,039.

                             KALAN GOLD CORPORATION
                        (a Development Stage Enterprise)

Part I. Item 2.  Plan of operation

The plan of the Company's management, for the next twelve months, is that the Company will focus on the gold mining business, initially, solely with respect to the two mining concessions acquired in 1996. The Company's management plans to develop operations in conjunction with their joint venture partner, Trio Gold Corporation. The Company plans to continue to acquire loans from an affiliate to finance its development stage operations. Trio is the designated operator of the gold properties. Trio is continuing their geochemistry program in preparation for core drilling. At September 30, 1997 the Company had three employees and does not anticipate materially increasing the number of employees in the next twelve months.

Financial condition

The sale of certain mining concessions as discussed in Note C to the financial statements, provided the Company with cash to repay working capital advances received from an affiliate and also provided liquidity for operations. There have been no other material changes to the Company's financial condition during the quarter to which this Quarterly Report is filed.

Results of operations

No income producing operations were conducted during the most recent quarter. Expenses, since year end and in the current quarter, consisted of rent and office expenses, salaries, travel, postage, accounting fees, transfer agent costs, interest and depreciation.

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

Item 4. Submission Of Matters To A Vote Of Security Holders not applicable

Item 5.   Other Information
          not applicable

Item 6.   Exhibits and Reports On Form 8-K
          a) Exhibits
             not applicable
          b) Reports On Form 8-K were filed on:
             not applicable

                             KALAN GOLD CORPORATION
                        (a Development Stage Enterprise)

                                   SIGNATURES


The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three months ended September 30, 1997 have been included.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                     Kalan Gold Corporation
                                     (Registrant)




Date:_____________________        /s/Sandy Altberger
                                     ----------------------------------------
                                     Sandy Altberger
                                     President