Form 10KSB
period 1997-12-31
KALAN GOLD CORP
filed 1998-04-13
CIK 940516

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                     FORM 10-KSB
                       Annual Report Under Section 13 or 15(d)
                        of the Securities Exchange Act of 1934
                     For the Fiscal Year Ended: December 31, 1997
                             Commission File No. 0-25658

                                Kalan Gold Corporation
          (Exact Name of Small Business Issuer as specified in its charter)

        Colorado                                       84-1357927
     ---------------                             ---------------------------
     (State or other                         (IRS Employer File Number)
     jurisdiction of
     incorporation)

     Tower II, Suite 100,
     12835 E. Arapahoe Road
     Englewood, Colorado                                  80112
     -------------------------                            -------
     (Address of principal executive offices)            (zip code)

                                    (303) 706-1606
                                   ---------------
                 (Registrant's telephone number, including area code)

        Securities to be Registered Pursuant to Section 12(b) of the Act: None

          Securities to be Registered Pursuant to Section 12(g) of the Act:

                      Common Stock, $0.00001 per share par value

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.         Yes:  X        No:
     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [ ]
     State issuer's revenues for its most recent fiscal year $-0-.
     The aggregate market value of the voting stock of the Registrant held by non-affiliates as of December 31, 1997 was approximately $4,000,000.
     The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, March 15, 1998, was 7,090,999.

                         DOCUMENTS INCORPORATED BY REFERENCE
                         -----------------------------------
               Documents incorporated by reference are found in Item 13.

                                       PART I

ITEM 1.   DESCRIPTION OF BUSINESS.

          (a)  GENERAL DEVELOPMENT OF BUSINESS

     Kalan Gold Corporation (the "Company" or the "Registrant"), is a Colorado corporation. The principal business address is Tower II, Suite 100, 12835 E. Arapahoe Road, Englewood, Colorado 80112. Its phone number is (303) 706-1606.

     The Company was originally incorporated under the laws of the State of Colorado on September 19, 1985 as a gas exploration company under the name Knight Natural Gas, Inc. On January 1, 1993, the Company entered into the development stage.

     The Company has had no operations since 1989. On November 1, 1994, the Company did a one-for-twenty reverse split of its common stock and began searching for an acquisition candidate. On August 26, 1996, the Company entered into an acquisition of certain defined assets and liabilities of Sedcore Exploration Company Limited ("Sedcore") in exchange for 5,000,000 common shares of the Company. On August 27, 1996, the Company entered into an additional acquisition of certain additional defined assets of Sedcore in exchange for 8,500,000 common shares of the Company. This second acquisition was rescinded on December 30, 1996 and the shares returned to treasury and canceled.

     The Company's name was changed to "KALAN GOLD CORPORATION" in November,
1996.

     As of December 31, 1997, the Company had a total of 7,090,000 common shares issued and outstanding. The Company has not been subject to any bankruptcy, receivership or similar proceeding.

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

          (c)  OPERATIONS

     PROPOSED BUSINESS

      From January 1, 1993 until August, 1996, the primary activity of the Company had been directed towards organizational efforts. With the acquisition of the Sedcore assets, the focus of the Company shifted.

     It was initially the plan of the Company's management that the Company focus in the gold mining business solely with respect to the two concessions which were assigned to the Company by Sedcore. The Company's management planned to develop operations through the use of additional capital which the Company would plan to seek through a public or private offering, through debt financing, or through internally generated profits. However, at this point, and for the foreseeable future, the Company has shifted its business focus.

     Sedcore had originally entered into a two year agreement with Ahanta Mining Co. Limited ("Ahanta"), a Ghanian corporation, to undertake exploration for gold in the Butre River area in the Western Region of Ghana. Ahanta assigned its exclusive mineral rights under Mining Concession No. 111 to Sedcore for the period of the agreement. Sedcore, in turn, has assigned its rights under this agreement with Ahanta to the Company. The Company succeeded to all of Sedcore's rights and responsibilities. This agreement with Ahanta has been terminated. The Company plans no further activity with respect to this project.

     In addition, Sedcore had assigned to the Company its two and one-half year agreement with Esikaman Mining Company Limited ("Esikaman") to conduct a reconnaissance for gold in a licensed area located in the Wassa Amanfi district of Ghana. The Company succeeded to all of Sedcore's rights and responsibilities, including the requirement to make scheduled payments to Esikaman of a total of $90,000 through November, 1997. The Company has negotiated an extension of this agreement with Esikaman to end in July, 1998. The Company is currently evaluating its plans with respect to this situation. At the present time, the Company has made no decision with respect to this situation other than to extend the agreement.

     In March, 1997, the Company completed an agreement with Trio Gold Corp., an Alberta private corporation (Trio), whereby Trio would earn a 50% ownership interest in the Ahanta and Esikaman Concessions in return for the payment of $144,000 to the Company and for the expenditure of $375,000 on geochemical studies on both properties. Trio was to be responsible for all operations on these properties. With the termination of the Ahanta agreement, the agreement with Trio will only continue to apply to the Esikaman property.

     On February 9, 1998, the Company entered into an exclusive agreement with ASEAN GOLD INDUSTRIES, INC. (Asean Gold), whereby the Company will provide to Asean Gold all technical advice regarding the building, constructing, and operation of Asean Gold's gold milling, smelting, and refining facilities in the Province of Lanao Del Norte, Mindanao, the Philippines. Under this agreement, Registrant will also manage and oversee the day-to-day operations of these facilities. It is anticipated that this activity will become the principal focus of the Company's business for the coming fiscal year and the foreseeable future. See "Subsequent Event" below.

     In addition, the Company reserves the right to seek, investigate and, if such investigation warrants, acquire controlling interest in business opportunities presented to it by persons or firms who are the gold business and wish to seek the advantages of being acquired by the Company. The Company would restrict any acquisitions to the gold business but would not restrict the geographical location of such business. The Company would be the surviving entity in each case. However, it is not anticipated that the search for acquisition candidates would be a material focus of the Company in the next fiscal year.

     The Company may seek a merger candidate in the form of firms which are developing companies in need of expansion, are seeking to develop new concessions or are established, mature businesses.

     In seeking business opportunities, the management decision of the Company will be based upon the objective of seeking long-term appreciation in the value of the Company. Current income will be a significant factor in such decisions, although long-term appreciation of the operations will be the prime consideration..

     (d)  MARKETS

     The Company's marketing plan for coming fiscal year and the foreseeable future will be principally focused providing all technical advice regarding the building, constructing, and operation of Asean Gold's gold milling, smelting, and refining facilities in the Province of Lanao Del Norte, Mindanao, the Philippines and the management of the day-to-day operations of these facilities.

     (e)  RAW MATERIALS

     The use of raw materials will be a material factor in the Company's activities on behalf of Asean Gold. The gold to be produced by Asean Gold's gold milling, smelting, and refining facilities will become significant to the Company's success. The availability of the gold and the ability to successfully process it will be extremely important to the profitability of the Company. The success of the Company will also be tied to the world price of gold, to a large extent, since the viability of the gold milling, smelting, and refining operations will depend for their profitability on receiving a favorable price for gold and gold products. At the present time, the world price of gold has been depressed. However, Asean Gold believes that it can profitably sell its gold and gold products. While the Company will not be directly tied to this situation, Asean Gold's profitability will also affect the Company's profitability. Since the Asean Gold operations have not begun, it is not possible to estimate the potential profitability of this situation for the Company at this point.

     (f)  CUSTOMERS AND COMPETITION

     At the present time, the primary focus of the Company will be on the development of Asean Gold's gold milling, smelting, and refining facilities. The Company has an exclusive agreement with Asean Gold. Once the Asean Gold facilities have been developed and have operations, the competition to sell the gold from the facilities at the best possible price is expected to be intense. There are a number of established companies, many of which are larger and better capitalized than Asian Gold and/or have greater personnel resources and technical expertise, which could be formidable competitors. At the present time it is difficult to determine what the scope of the competition will be, however, given the start-up nature of the facilities, the Company must assume, for the foreseeable future, that Asean Gold would be at a significant competitive disadvantage compared to its competitors.

     (g)  BACKLOG

     At December 31, 1997, the Company had no backlogs.

     (h)  EMPLOYEES

     As of December 31, 1997, the Company had one full-time employee and one part-time employee. The Company's Vice President, the sole full-time employee, was paid at the rate of

$36,000 per annum. The Company's Treasurer is a part-time employee who is paid at the rate of $1,000 per month. The Company does not plan to hire additional employees until it has begun operations.

     (i)  PROPRIETARY INFORMATION

      The Company has no proprietary information.

     (j)  GOVERNMENT REGULATION

     The Company is not subject to any material governmental regulation or approvals. The Asean Gold operations will be subject to material governmental regulations and approvals.

     (k)  RESEARCH AND DEVELOPMENT

     The Company has never spent any amount in research and development activities.

     (l)  ENVIRONMENTAL COMPLIANCE

     At the present time, the Company is not subject to any material costs for compliance with any environmental laws. The Asean Gold operations are expected to be subject to material environmental compliance.

     (m)  SUBSEQUENT EVENT

     On February 9, 1998, the Company entered into an exclusive agreement with ASEAN GOLD INDUSTRIES, INC. (Asean Gold), whereby the Company will provide to Asean Gold all technical advice regarding the building, constructing, and operation of Asean Gold's gold milling, smelting, and refining facilities in the Province of Lanao Del Norte, Mindanao, the Philippines. Under this agreement, Registrant will also manage and oversee the day-to-day operations of these facilities.

     Asean Gold has an exclusive right and authority from the Province of Lanao Del Norte, Mindanao, the Philippines, to build, construct, and operate gold milling, smelting, and refining facilities in the Province of Lanao Del Norte, Mindanao, the Philippines for a nine year period of time, subject to the laws of the Philippines and the regulations of the Government of the Philippines and its agencies.

     Under its agreement with Asean Gold, the Company will receive as compensation for services to be performed by it on behalf of Asean Gold, a total of fifteen percent (15%) of all gross revenues to be received by Asean Gold from all gold milling, smelting, and refining facilities under this agreement. Asean Gold will also reimburse the Company for all out-of-pocket expenses incurred by the Company on behalf of Asean Gold regarding production costs, supplies, staff.

     This arrangement will become the principal focus of the Company's business for the coming fiscal year.

Item 2.   DESCRIPTION OF PROPERTIES.


     As of December 31, 1997, the Company's business office was located at Tower II, Suite 100, 12835 E. Arapahoe Road, Englewood, Colorado 80112, for which it pays approximately $1,000 per month in rent on a month-to-month lease from the parent company of the principal shareholder of the Company. The Company owns office furniture and equipment which it utilizes at its principal office.

     Sedcore originally entered into a two year agreement with Ahanta Mining Co. Limited ("Ahanta"), a Ghanian corporation, to undertake exploration for gold in the Butre River area in the Western Region of Ghana. Ahanta assigned its exclusive mineral rights under Mining Concession No. 111 to Sedcore for the period of the agreement. Sedcore, in turn, has assigned its rights under this agreement with Ahanta to the Company. The Company has succeeded to all of Sedcore's rights and responsibilities. This agreement has been terminated.

     Further, Sedcore assigned to the Company its two and one-half year agreement with Esikaman Mining Company Limited ("Esikaman") to conduct a reconnaissance for gold in a licensed area located in the Wassa Amanfi district of Ghana. The Company has succeeded to all of Sedcore's rights and responsibilities, including the requirement to make scheduled payments to
Esikaman of a total of $90,000 through November, 1998.   The Company has
negotiated an extension of this agreement with Esikaman to end in July, 1998. The Company is currently evaluating its plans with respect to this situation. At the present time, the Company has made no decision with respect to this situation other than to extend the agreement.

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

                                       PART II

Item 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     (a)  PRINCIPAL MARKET OR MARKETS.

      The Company's began trading in January, 1997. Prior to that time, the Company's securities had never been listed for trading on any market. Market makers and other dealers provide bid and ask quotations of the Company's Common Stock under the symbol "KNGC." Trading is conducted in the over-the-counter market on the NASD's "Electronic Bulletin Board,"

     The table below represents the range of high and low bid quotations of the common shares of the Company as reported during the reporting period herein. The following bid price market quotations represent prices between dealers and do not include retail markup, markdown, or commissions; hence, they may not represent actual transactions.


Fiscal Year 1997          High          Low
                          ----          ---
  First Quarter
Common Shares            $5.875         $2.50

  Second Quarter
Common Shares            $3.375         $1.50

  Third Quarter
Common Shares            $3.44          $0.68

  Fourth Quarter
Common Shares            $5.56          $1.34


     (b)  APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK

     As of March 15, 1998, a total of 7,090,999 of shares of the Company's Common Stock were outstanding and the number of holders of record of the Company's common stock at that date was approximately 100. However, the Company estimates that it has a significantly greater number of shareholders because a substantial number of the Company's shares are held in nominee names by the Company's market makers.

     (c)  DIVIDENDS

     Holders of common stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. No dividends on the common stock were paid by the Company during the periods reported herein nor does the Company anticipate paying dividends in the foreseeable future.

Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF  OPERATION.

     Results of Operations

     The Company has generated no substantial revenues from its operations and has been a development stage company since inception. Since the Company has not generated revenues and has never been in a profitable position, it operates with minimal overhead. The Company's primary activity for the next fiscal year will be to provide to Asean Gold all technical advice regarding the building, constructing, and operation of Asean Gold's gold milling, smelting, and refining facilities in the Province of Lanao Del Norte, Mindanao, the Philippines.

     Under this agreement, the Company will also manage and oversee the day-to-day operations of these facilities. The Company believes that it will generate substantial revenues during the coming fiscal year as a result of this agreement with Asean Gold. Under its agreement with Asean Gold, the Company will receive as compensation for services to be performed by it on behalf of Asean Gold, a total of fifteen percent (15%) of all gross revenues to be received by Asean Gold from all gold milling, smelting, and refining facilities under this agreement. Asean Gold will also reimburse the Company for all out-of-pocket expenses incurred by the Company on behalf of Asean Gold regarding production costs, supplies, staff. At the present time, the Company is unable to project the revenues which will be generated over the near term as a result of this agreement with Asean Gold other than to say that the revenues are expected to be substantial, and the impact on the Company will be material.

     To a secondary degree, the Company will evaluate its situation with respect to the Esikaman gold property in the Butre river area of Western Ghana and in a licensed area located in the Wassa Amanfi district of Ghana. In March, 1997, the Company completed an agreement with Trio Gold Corp., an Alberta private corporation (Trio), whereby Trio will earn a 50% ownership interest in the Ahanta and Esikaman Concessions, in return for the payment of $144,000 to the Company and for the expenditure of $375,000 on geochemical studies on both properties. The Company has terminated its agreement for the Ahanta Concession. Trio would be responsible for all operations, if any, on the Esikaman Concession. At the present time, the Company cannot predict what it will do with the Esikaman Concession.

     Liquidity and Capital Resources

     As of the end of the reporting period, the Company had no material cash or cash equivalents. There was no significant change in working capital during this fiscal year.

     The agreement with Asean Gold is expected to have a significant impact on the Company's liquidity and capital resources. The Company will receive as compensation for services to be performed by it on behalf of Asean Gold, a total of fifteen percent (15%) of all gross revenues to be received by Asean Gold from all gold milling, smelting, and refining facilities under this agreement. Asean Gold will also reimburse the Company for all out-of-pocket expenses incurred by the Company on behalf of Asean Gold regarding production costs, supplies, staff. These revenues are expected to be substantial, although they cannot be quantified at this time.

     Nevertheless, Management feels that the Company has inadequate working capital to pursue any gold discoveries which can be commercially extracted from its lease properties. To develop these properties, the Company must utilize additional capital which it must acquire, either itself or with joint venture partners or investors. The Company has entered into an agreement with Trio as a partner but expects to require additional financing for its properties. The Company will have negligible capital requirements prior to the decision to develop these areas. The timing for the development of any commercially feasible properties will be contingent upon the current price of gold rising to more commercially reasonable levels. The Company cannot predict when this will occur.

     If the revenues generated by its agreement with Asean Gold prove to be substantial in the near term, the Company will consider the possibility of paying dividends to its shareholders.

Item 7.   FINANCIAL STATEMENTS.

          The complete financial statements are included at Item 13 herein.

Item 8.   DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND  FINANCIAL
          DISCLOSURE.

          The Company did not have any disagreements on accounting and financial disclosures with its present accounting firm during the reporting period.


                                       PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The Directors and Executive Officers of the Company, their ages and positions held in the Company as of December 31, 1997 are as follows:


     NAME                AGE            POSITION HELD
     ----------          ---            ---------------
     Sanford Altberger   62             President

     Michael Raisch      47             Secretary-Treasurer and Director


     Robert J. Goldman   64             Director



     Harry Ruskowsky     60             Director

     Elmer Stewart       53             Director


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

SANFORD ALTBERGER.  Mr. Altberger has been the President and a Director of the
Company since August, 1997.   From 1988 to the present, he has been the
President and principal owner of Orovi Corporation, a private corporation in the minerals exploration business. He has been involved in various capacities with the oil, gas, and mining business for approximately thirty years. He has a degree in Mining Engineering from the University of Arizona and a degree in Petroleum Engineering from Oklahoma University. Mr. Altberger will devote a minimum of forty hours per week to the affairs of the Company.

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

MICHAEL RAISCH. Mr. Raisch has been a Director of the Company and the Secretary-Treasurer since March, 1997. He was in public accounting with the firm of Zaveral, Boosalis, Raisch from 1990 to September, 1995. At that time, he became the Chief Financial Officers of George T. Sanders Company, a private plumbing supply company. Mr. Raisch has a Bachelor's degree in Accounting from the University of Colorado. He will devote a minimum of ten hours per week to the affairs of the Company.

HARRY RUSKOWSKY Mr. Ruskowsky has been a Director of the Company since October, 1997. He has been the President and Chief Executive Officer of Trio Gold Corp. since 1989. He has been involved in oil and gas exploration since 1963 with a number of private companies.He is a member of a number of Canadian professional mining and petroleum organizations. Mr. Ruskowsky will devote as much time as may be required to carry out his responsibilities as an outside Director of the Company.

ELMER STEWART   Mr. Stewart has been a Director of the Company since October,
1997. From 1997 to the present, he has been the President and Chief Executive Officer of Eurasia Gold Corp., a private corporation in the mining business. From 1993 to 1997, he was associated in various capacities with Capilano International, Inc., which eventually became Kelman Technologies, Inc. He was its Presdient and Chief Executive Officer from 1996 to 1997. He has been associated with mineral companies in various capacities since 1974. Mr. Stewart has a Master of Science Degree in Economic Geology from Acadia University, Nova Scotia. He will devote as much time as may be required to carry out his responsibilities as an outside Director of the Company.

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

Item 10.  EXECUTIVE COMPENSATION.

     The following table sets forth the Summary Compensation Table for the Chief Executive Officer and other executive officer who were serving as executive officers at the end of the last completed fiscal year. No other compensation not covered in the following table was paid or distributed by the Company to such persons during the period covered. Employee Directors receive no additional compensation for service on the Board of Directors of the Company. Outside Directors received no compensation from the Company as such during this period except as indicated below. The Company has granted stock options to certain Directors and former Directors. Mr. Altberger, the current President and Director, has an option for 250,000 common shares at $1.00 per share until December 31, 2002. Mr. Raisch, the current Secretary-Treasurer and a Director, has an option for 75,000 common shares at $.02 per share until November 14, 2001. Mr. Ruskowsky, a Director, has an option for 50,000 common shares at $1.00 per share until December 31, 2002. Mr. Stewart, a Director, has an option for 50,000 common shares at $1.00 per share until December 31, 2002. Mr. Goldman, the Company's Vice President and a Director, has an option for 75,000 common shares at $.02 per share until November 14, 2001. Mr. Barksdale, the Company's former Vice President and a Director, has an option for 37,500 common shares at $.02 per share until November 14, 2001. As of the date hereof, none of these options have been exercised. Mr. Baum, the Company's former President and a Director, had an option for 125,000 common shares at $.02 per share until November 14, 2001. He completely exercised this option in 1998. The Company has no retirement, pension, profit sharing, stock option, insurance or other similar programs.

                              SUMMARY COMPENSATION TABLE



          Annual Compensation                      Long Term Compensation
          -------------------                      ----------------------

                                                    Awards             Payouts
                                                    ------             -------
                                              Other         Restricted     All
                                         Annual             Stock          LTIP Other
                         Salary          Bonus(2)Compen-    Award(s)       Options/Payouts
                                   Compensation sation(3)
Name           Year       ($)           ($)       ($)       SARs(#)               ($)
----           ----      -----         -----     -----      -------              -----
Sanford        1997      $-0-
Altberger      1996      $-0-
Chairman       1995      $-0-

Robert J.      1997      $26,423
Goldman        1996      $-0-
Vice President 1995      $-0-

Michael        1997      $ 8,308
Raisch         1996      $-0-
Treasurer      1995      $-0-



Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following sets forth the number of shares of the Registrant's $0.00001 par value common stock beneficially owned by (i) each person who, as of December 31, 1997, was known by the Company to own beneficially more than five percent (5%) of its common stock; (ii) the individual Directors of the Registrant and
(iii) the Officers and Directors of the Registrant as a group. As of December 31, 1997, there were 7,090,000 common shares issued and outstanding.

-------------------------------------------------------------------------------------
Name and Address                     Amount and Nature                Percent of
of Beneficial Owner                of Beneficial Ownership(1)(2)        Class
-------------------------------------------------------------------------------------

Orovi Corporation                      2,981,611(3)                    42.1%
Suite 100
12385 E. Arapahoe Road,
Englewood, CO 80112

Sanford Altberger                         -0-(3)(4)                    -0-
Suite 100
12385 E. Arapahoe Road,
Englewood, CO 80112


Michael Raisch                            50,000(4)                    .7%
Suite 100
12385 E. Arapahoe Road,
Englewood, CO 80112

Robert J. Goldman                            -0-(4)                    -0-
Suite 100
12385 E. Arapahoe Road,
Englewood, CO 80112

Harry Ruskowsky                              -0-(4)                    -0-
Suite 100
12385 E. Arapahoe Road,
Englewood, CO 80112

Elmer Stewart                                -0-(4)                    -0-
Suite 100
12385 E. Arapahoe Road,
Englewood, CO 80112

All Officers and Directors as a Group  2,981,611(4)                    42.8%
(five persons)


(1)  All ownership is beneficial and on record, unless indicated otherwise.

(2) Beneficial owners listed above have sole voting and investment power with respect to the shares shown, unless otherwise indicated.

(3)  Mr. Altberger is the control shareholder of Orovi Corporation, which is the
     principal shareholder    of Sedcore Exploration Company Limited.

(4) The directors of the Company have received stock options. None of the options have been exercised as of the date hereof.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
     Orovi Corporation, a private company controlled by Mr. Altberger, and one of the owners of Sedcore advanced loans to the Company from time to time for operational purposes. A total of approximately $90,971 in loans were advanced to the Company through December 31, 1997.

     Sanford Altberger, the Company's President, controls Orovi Corporation, which is also a major shareholder of Asean Gold.

                                       PART IV

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K.

               (a) The following financial information is filed as part of this report:
                    (1)  FINANCIAL STATEMENTS
                    (2)  SCHEDULES
                    (3) EXHIBITS. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:


                                             Exhibit number to
Item 601                                     Registration Statement
Exhibit No.    Description                     on Form 10-SB
-----------    -----------                   ----------------------
*    3A        Articles of Incorporation
*    3B        Articles of Amendment
*    3C        Bylaws
*    3D        Articles of Amendment to change name to KALAN GOLD CORPORATION.
*   10A        August 26, 1996 Purchase Agreement for  defined assets and liabilities of SEDCORE EXPLORATION COMPANY LIMITED
    10B        Agreement between the Company and Asean Gold Industries, Inc.


*Previously Filed

               (b) REPORTS ON FORM 8-K. The Company filed two reports on Form 8-K during the fourth quarter of the fiscal year ended December 31, 1997. One report was dated October 14, 1997. The other report was dated October 20, 1997.

                                      SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              Kalan Gold Corporation




Dated:  4/10/98               By:  /s/ Sanford Altberger
      -----------                -----------------------------
                                   Sanford Altberger
                                   President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                              CHIEF FINANCIAL AND ACCOUNTING OFFICER



Dated:4/10/98                 By:  /s/ Michael Raisch
      -----------                -----------------------------
                                   Michael Raisch
                                   Treasurer



Dated:4/10/98                 By:  /s/ Robert J. Goldman
      -----------                -----------------------------
                                   Robert J. Goldman
                                   Director

                               KALAN GOLD CORPORATION
                           (A DEVELOPMENT STAGE COMPANY)



                            INDEX TO FINANCIAL STATEMENTS


                                                                                 Page
                                                                                 ----

Independent auditors' report . . . . . . . . . . . . . . . . . . . . . . . . . . .F-2

Balance sheet, December 31, 1997 . . . . . . . . . . . . . . . . . . . . . . . . .F-3

Statements of operations, years ended December 31, 1997 and 1996, and from January 1, 1993 (inception) through December 31,
     1997 (unaudited). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .F-4

Statements of cash flows, years ended December 31, 1997 and 1996, and January 1, 1993 (inception) through December 31, 1997
     (unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .F-5

Statement of shareholders' equity (deficit), January 1, 1993
     (inception) through December 31, 1997 (unaudited) . . . . . . . . . . . . . .F-7

Summary of significant accounting policies . . . . . . . . . . . . . . . . . . . .F-8

Notes to financial statements. . . . . . . . . . . . . . . . . . . . . . . . . . F-10

To the Board of Directors
Kalan Gold Corporation

                             INDEPENDENT AUDITORS' REPORT

We have audited the balance sheet of Kalan Gold Corporation (a development stage company) as of December 31, 1997 and the related statements of operations, shareholders' equity and cash flows for the years ended December 31, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kalan Gold Corporation, as of December 31, 1997 and the results of its operations and cash flows for the years ended December 31, 1997 and 1996, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note H, the Company's net losses since inception and a working capital deficiency raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





Cordovano and Harvey, P.C.
Denver, Colorado
March 21, 1998

                                KALAN GOLD CORPORATION
                            (A DEVELOPMENT STAGE COMPANY)

                                    Balance Sheet

                                  December 31, 1997

                                        ASSETS

CASH . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $     968
FURNITURE AND EQUIPMENT, NET (Note C). . . . . . . . . . . . . .         4,022
                                                                     ---------
                                                    TOTAL ASSETS     $   4,990
                                                                     ---------
                                                                     ---------


                        LIABILITIES AND SHAREHOLDERS' DEFICIT


LIABILITIES
     Accounts payable. . . . . . . . . . . . . . . . . . . . . .     $  12,966
     Accrued liabilities . . . . . . . . . . . . . . . . . . . .        11,930
     Advance from affiliate (Note B) . . . . . . . . . . . . . .        84,926
     Due to affiliate (Note B) . . . . . . . . . . . . . . . . .         4,000
     Deferred gain  (Note I) . . . . . . . . . . . . . . . . . .         4,517
                                                                     ---------
                                               TOTAL LIABILITIES       118,338
                                                                     ---------


SHAREHOLDERS' EQUITY (DEFICIT) (Notes  D & E)
  Preferred stock, $.10 par value, 1,000,000 shares
    authorized, -0- shares issued and outstanding. . . . . . . .             -
  Common stock, $.00001 par value, 100,000,000 shares
    authorized, 7,090,000 shares issued and outstanding. . . . .            71
  Outstanding common stock options . . . . . . . . . . . . . . .       129,500
  Additional paid-in capital . . . . . . . . . . . . . . . . . .        26,385
  Deficit accumulated during development stage . . . . . . . . .      (269,304)
                                                                     ---------
                                     TOTAL SHAREHOLDERS' DEFICIT      (113,348)
                                                                     ---------
                                                                     $   4,990
                                                                     ---------
                                                                     ---------


           See accompanying summary of significant accounting policies and notes to the financial statements
                                         F-3

                                KALAN GOLD CORPORATION
                            (A DEVELOPMENT STAGE COMPANY)

                               Statements of Operations


                                                                                                  January 1, 1993
                                                                                                    (inception)
                                                                          December 31,                Through
                                                                ----------------------------        December 31,
                                                                    1997            1996                1997
                                                                ------------    ------------     ----------------
                                                                                                    (unaudited)
COSTS AND EXPENSES
   Salaries and payroll taxes. . . . . . . . .                  $    91,933     $   26,103       $      118,036
   Compensation (Note E) . . . . . . . . . . .                      129,500            -                129,500
   Professional. . . . . . . . . . . . . . . .                       33,272         16,429               53,551
   General and administrative. . . . . . . . .                       43,414         13,430               56,971
   Depreciation. . . . . . . . . . . . . . . .                        1,160            263                1,423
                                                                  ---------      ---------       --------------
                                OPERATING LOSS                     (299,279)       (56,225)            (359,481)

NON-OPERATING INCOME (EXPENSE)
   Interest expense. . . . . . . . . . . . . .                      (10,030)        (2,417)             (12,447)
   Gain on sale of property (Note B) . . . . .                       86,041              -               86,041
   Gain on agreement termination (Note I). . .                       12,606              -               12,606
                                                                  ---------      ---------       --------------
                           TOTAL NON-OPERATING
                              INCOME (EXPENSE)                       88,617         (2,417)              86,200
                                                                  ---------      ---------       --------------

INCOME TAX BENEFIT (EXPENSE) (Note G)
   Current . . . . . . . . . . . . . . . . . .                       65,408          9,661               75,069
   Deferred. . . . . . . . . . . . . . . . . .                      (65,408)        (9,661)             (75,069)
                                                                  ---------      ---------       --------------

                                      NET LOSS                    $(210,662)     $ (58,642)      $     (273,281)
                                                                  ---------      ---------       --------------
                                                                  ---------      ---------       --------------

                        BASIC WEIGHTED AVERAGE
                            SHARES OUTSTANDING                    7,074,375      3,719,167            2,840,208
                                                                  ---------      ---------       --------------
                                                                  ---------      ---------       --------------

                        BASIC (LOSS) PER SHARE                    $    (.03)     $    (.02)      $         (.10)
                                                                  ---------      ---------       --------------
                                                                  ---------      ---------       --------------

                      DILUTED WEIGHTED AVERAGE
                            SHARES OUTSTANDING                    7,293,125      3,758,229            2,917,813
                                                                  ---------      ---------       --------------
                                                                  ---------      ---------       --------------

                      DILUTED (LOSS) PER SHARE                     $     *        $     *        $         (.09)
                                                                  ---------      ---------       --------------
                                                                  ---------      ---------       --------------
* Less than $(.01) per share


           See accompanying summary of significant accounting policies and notes to the financial statements
                                         F-4

                                KALAN GOLD CORPORATION
                            (A DEVELOPMENT STAGE COMPANY)

                               Statements of Cash Flows


                                                                                           January 1, 1993
                                                                                             (inception)
                                                                December 31,                  Through
                                                        ----------------------------         December 31,
                                                            1997             1996               1997
                                                        ------------     ------------     ----------------
                                                                                             (unaudited)
OPERATING ACTIVITIES
   Net loss accumulated during the
      development stage. . . . . . . . . . . .         $ (210,662)      $  (58,642)       $    (273,281)
   Transactions not requiring cash:
      Depreciation . . . . . . . . . . . . . .              1,160              263                1,423
      Amortization of notes payable .. . . . .              4,836            2,417                7,253
      Contributed services ... . . . . . . . .                  -            5,027                5,027
      Stock issued for other than cash . . . .                  -                -                   15
      Gain on agreement termination (Note E) .            (12,606)               -              (12,606)
   Gain on sale of properties (Note B) . . . .            (86,041)               -              (86,041)
   Compensation related to stock options . . .            129,500                -              129,500
   Changes in current assets:
      Accounts payable and accrued Expenses. .             26,905            1,991               28,271
                                                       ----------       ----------        -------------
                             NET CASH (USED IN)
                          OPERATING ACTIVITIES           (146,908)         (48,944)            (200,439)
                                                       ----------       ----------        -------------

INVESTING ACTIVITIES
   Purchase of equipment . . . . . . . . . . .                  -           (5,446)              (5,446)
  Proceeds from sale of property (Note B). . .            145,945                -              145,945
                                                       ----------       ----------        -------------
                 NET CASH PROVIDED BY (USED IN)
                           INVESTING ACTIVITES            145,945           (5,446)             140,499
                                                       ----------       ----------        -------------

FINANCING ACTIVITIES
   Proceeds from issuance of stock . . . . . .                750                -                  750
   Proceeds from advances from affiliate . . .            101,400           90,971              192,371
   Repayments to affiliate . . . . . . . . . .           (107,447)               -             (107,447)
   Principal payments on long-term debt-   . .                  -          (30,000)             (30,000)
   Capital contribution  . . . . . . . . . . .                  -                -                3,700
                                                       ----------       ----------        -------------
                NET CASH (USED IN) PROVIDED BY
                          FINANCING ACTIVITIES             (5,297)          60,971               59,374
                                                       ----------       ----------        -------------
NET INCREASE (DECREASE) IN CASH. . . . . . . .             (6,260)           6,581                 (566)
Cash, beginning of year. . . . . . . . . . . .              7,228              647                1,534
                                                       ----------       ---- -----        ----- -------
CASH, END OF YEAR. . . . . . . . . . . . . . .         $      968       $    7,228        $         968
                                                       ----------       ----------        -------------
                                                       ----------       ----------        -------------


           See accompanying summary of significant accounting policies and notes to the financial statements
                                         F-5

                                KALAN GOLD CORPORATION
                            (A DEVELOPMENT STAGE COMPANY)

                         Statements of Cash Flows, Continued

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

There was no cash paid for interest or income taxes.

Noncash investing and financing activities:

During 1997, the Company terminated its agreement with Ahanta. This transaction resulted in the elimination of $17,046 included in property acquisition costs and the related note payable to Ahanta of $28,220. After the write off of the remaining discount on the note payable, the Company recorded a net gain of $12,606.

At December 31, 1997, the Company was in default of its payments related to the Esikiman mining concession. Management has the option to extend the due date of the note, and as of December 31, 1997 is evaluating the option. Therefore, the Company has recorded a net deferred gain associated with the probable termination of the Esikiman mining concession agreement in 1998. The property acquisition costs and outstanding balance on the note payable to Esikiman are $42,858 and $45,647, respectively. After giving effect to the unamortized discount on the note, the net deferred gain at December 31, 1997 is $4,517.

During 1996, the Company acquired $119,808 of property acquisition costs and related non-interest bearing notes payable in the amount of $99,776 in exchange for 5,000,000 shares of $.00001 par value common stock. $19,982 was recorded as capital paid in excess of par. At December 31, 1997, the remaining costs associated with the acquisition of the properties was written off.

Amortized discount on notes payable for the years ended December 31, 1997 and 1996 were $4,836 and $2,417, respectively.


           See accompanying summary of significant accounting policies and notes to the financial statements
                                         F-6

                                KALAN GOLD CORPORATION
                            (A DEVELOPMENT STAGE COMPANY)

                     Statement of Shareholders' Equity (Deficit)

                January 1, 1993 (inception) through December 31, 1997


                                                                                                                Deficit
                                                                                     Additional              Accum. During
                                                  Preferred Stock    Common Stock     Paid-in   Outstanding  Development
                                                  Shares    Amount   Shares   Amount  Capital     Options        Stage       Total
                                                  ---------------------------------------------------------------------------------
January 1, 1993 (inception) (Note A)   . . .           -    $ -     552,500    $ 6   $418,949         -      $(417,421)   $  1,534

Net loss for the year ended December 31, 1993          -      -           -      -          -         -           (336)       (336)
                                                  ---------------------------------------------------------------------------------
                    BALANCE, DECEMBER 31, 1993         -      -     552,500      6    418,949         -       (417,757)      1,198

Shares issued for services, at cost  . . . .           -      -   1,500,000     15          -         -              -          15

 Net loss for the year ended December 31, 1994         -      -           -      -          -         -           (289)       (289)
                                                  ---------------------------------------------------------------------------------
                    BALANCE, DECEMBER 31, 1994         -      -   2,052,500     21    418,949         -       (418,046)        924

Capital contribution (Note B)  . . . . . . .           -      -           -      -      3,700         -              -       3,700


 Net loss for the year ended December 31, 1995         -      -           -      -          -         -         (3,977)     (3,977)
                                                  ---------------------------------------------------------------------------------
                    BALANCE, DECEMBER 31, 1995         -      -   2,052,500     21    422,649         -       (422,023)        647

Termination of S corporation (Note D). . . .            -      -          -      -   (422,023)        -        422,023           -

 Shares issued for property acquisition (Note E)       -      -   5,000,000     50     19,982         -              -      20,032

Capital contribution (Note B)  . . . . . . .           -      -           -      -      5,027         -              -       5,027

Net loss for the year ended December 31, 1996-         -      -           -      -          -         -        (58,642)    (58,642)
                                                  ---------------------------------------------------------------------------------
                    BALANCE, DECEMBER 31, 1996         -      -   7,052,500  $  71     25,635         -        (58,642)    (32,936)

Outstanding stock options (Note E ). . . . .           -      -           -      -          -   129,500              -     129,500

Shares issued upon exercise of Stock option
     (Note E). . . . . . . . . . . . . . . .           -      -      37,500      -        750         -              -         750

Net loss for the year ended December 31, 1997          -      -           -      -          -         -       (210,662)   (210,662)
                                                  ---------------------------------------------------------------------------------
                    BALANCE, DECEMBER 31, 1997         -   $  -   7,090,000  $  71   $ 26,385  $129,500      $(269,304)  $(113,348)
                                                  ---------------------------------------------------------------------------------
                                                  ---------------------------------------------------------------------------------


           See accompanying summary of significant accounting policies and notes to the financial statements.
                                         F-7

                                KALAN GOLD CORPORATION
                            (A DEVELOPMENT STAGE COMPANY)

                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


                                  December 31, 1997


NATURE OF ORGANIZATION
Kalan Gold Corporation (the "Company") is in the development stage in accordance with Statement of Financial Accounting Standards No. 7.

USE OF ESTIMATES
The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

PROPERTY
Computer equipment and office furniture is recorded at cost and depreciated on the straight-line basis over a period of 36 months. Depreciation expense for the period from January 1, 1993 (inception) through December 31, 1997 was $1,423.

DEFERRED PROPERTY ACQUISITION COSTS
Costs attributable to the lease of mineral rights are deferred until it is determined whether a project is commercially feasible.

RECLASSIFICATIONS
Certain amounts in the prior year financial statements have been reclassified for comparative purposes to conform to the presentation in the current year financial statements.

STOCK-BASED COMPENSATION
The Company accounts for its stock-based compensation plans under the principles prescribed by the Accounting Principles Board's Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). Accordingly, stock option awards are considered to be "noncompensatory" and do not result in the recognition of compensation expense. However, shares awarded in 1997 are considered to be "compensatory" and the Company recognized compensation expense of $129,500.
See Note E.

                                KALAN GOLD CORPORATION
                            (A DEVELOPMENT STAGE COMPANY)

                 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONCLUDED

                                  December 31, 1997

NEW ACCOUNTING PRONOUNCEMENT
In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share". SFAS 128 specifies the computation, presentation, and disclosure requirements of earnings per share and supersedes Accounting Principles Board Opinion No. 15, "Earnings Per Share". SFAS 128 requires a dual presentation of basic and diluted earnings per share. Basic earnings per share, which excludes the impact of common stock equivalents, replaces primary earnings per share. Diluted earnings per share, which utilizes the average market price per share as opposed to the greater of the average market price per share or ending market price per share when applying the treasury stock method in determining common stock equivalents, replaces fully-diluted earnings per share. SFAS 128 is effective for the Company in 1997 and the related information is included in the accompanying statements of operations.

                                KALAN GOLD CORPORATION
                            (A DEVELOPMENT STAGE COMPANY)

                            NOTES TO FINANCIAL STATEMENTS

                                 December 31, 1997

NOTE A:  NATURE OF ORGANIZATION

The Company, formed to explore for natural gas, was incorporated on September 19, 1985 as Knight Natural Gas, Inc. in the State of Colorado. In December 1989, the Company ceased operations in the oil and gas business. Effective January 1, 1993, under new management, the Company began the search for and evaluation of privately owned operating companies. During 1996, the Company's board of directors changed the name of the Company to Kalan Gold Corporation. The Company is engaged in operations associated with the gold mining business after acquiring, on August 26, 1996, certain gold mine concessions in the Republic of Ghana. which were assigned to the Company by Sedcore Exploration Company Limited ("Sedcore"). During 1997, the Company terminated the agreement to one of the concessions and is evaluating its plans with respect to the second concession. See Note I.

On February 9, 1998 the Company entered into an agreement with an affiliated corporation to provide technical advice regarding the building, constructing, and operation of the affiliate's gold milling, smelting, and refining facilities in the Philippines. See Note I.

NOTE B:  RELATED PARTY TRANSACTIONS

In August 1996, the Company acquired, from Sedcore Exploration ("Sedcore"), mining concessions in Ghana and the related notes payable to the owners of the concessions in exchange for 5,000,000 shares of the Company's common stock. This transaction resulted in Sedcore becoming a 71% owner of the Company's outstanding common and voting shares. Sedcore retained the obligation to incur exploration and related costs associated with the development of the concessions, therefore no amounts related to those expenditures are recorded in the financial statements of the Company. See Note F.

On February 18, 1997, the Company entered into a joint venture agreement with Trio Gold Corp. ("Trio"), whose President is also a director of the Company. For a 50% participating interest in the Company's mining concessions, Trio paid the Company $145,945 and agreed to pay on behalf of Sedcore, $310,000 in expenditures related to the geological and exploratory costs and operate the concessions. Trio also agreed to reimburse an affiliate of the Company $74,000 for exploration costs expended prior to the closing of the agreement. The Company recorded a gain of $86,041 on the sale of 50% of the $119,808 deferred costs ($59,904) associated with the properties.

As of January 1, 1997, the Company owed an affiliate $90,971 for short-term cash advances made during the prior year. The affiliate also advanced an additional $101,400 in 1997 for working capital purposes. During the year ended December 31, 1997, the Company repaid $107,447. The remaining balance of $84,926 is included in the accompanying financial statements as advances from affiliate.

The Company entered into a verbal agreement to rent office space from the affiliate effective September 1, 1997. The agreement calls for monthly payments of $1,000. As of December 31, 1997, the Company has accrued $4,000, which is included in the accompanying financial statements as due to affiliate.

During 1995 and 1996, certain shareholders made contributions to the Company, in the form of professional services at cost. These amounts were $3,700 and $5,027, respectively.

                                KALAN GOLD CORPORATION
                            (A DEVELOPMENT STAGE COMPANY)

                            NOTES TO FINANCIAL STATEMENTS

                                  December 31, 1997

NOTE C:  FURNITURE AND EQUIPMENT

Furniture and equipment consisted of the following at December 31, 1997:


          Furniture.......................................  $      4,909
          Equipment.......................................           537
                                                            ------------
                                                                   5,446
          Less accumulated depreciation...................        (1,424)
                                                            ------------
                                                            $      4,022
                                                            ------------
                                                            ------------

Depreciation expense for the years ended December 31, 1997, 1996 and inception (January 1, 1993) through December 31, 1997 totaled $1,160, $263, and $1,423 respectively.

NOTE D:  SHAREHOLDERS' EQUITY

PREFERRED STOCK
The Company is authorized to issue one million shares of $.10 par value preferred stock which may be issued in series with such designations, preferences, stated values, rights, qualifications or limitations as determined by the Board of Directors.

TERMINATION OF "S" CORPORATION STATUS
At December 31, 1995, the Company had elected to be taxed as a subchapter "S" corporation, meaning that the tax expense and/or benefits accrued to the shareholders. During the year ended December 31, 1996, the number of shareholders increased to approximately 100, terminating the "S" election. Beginning in 1996, the income tax expense and/or benefit accrued to the Company. Accordingly, the retained deficit of $417,421 related to the oil and gas operations, and the accumulated deficit during development of $4,602 were reclassified to additional paid-in capital in 1996.

NOTE E:  STOCK OPTIONS

1996
On November 14, 1996, the Company granted non-compensatory options for 312,500 shares of its common stock to officers of the Company. The options which are vested and exercisable as of the grant date, allow the officers of the Company to purchase 37,500; 75,000; 75,000; and 125,000 shares of common stock at $.02 per share. The Company's common stock did not begin trading in the public market until January 1997, therefore the exercise price of $.02 per share on the date of grant approximated management's estimate of the fair value of the Company's common stock. The options expire on November 14, 2001. During 1997, 37,500 options were exercised and at December 31, 1997, 275,000 are outstanding.

1997
On December 24, 1997 the Company granted compensatory options for 350,000 shares, exercisable for $1.00 per share of its common stock to officers and directors of the Company. The options are fully vested and exercisable. Each option expires on December 31, 2002 or upon termination of employment, whichever occurs earlier.

                               KALAN GOLD CORPORATION
                           (A DEVELOPMENT STAGE COMPANY)

                           NOTES TO FINANCIAL STATEMENTS

                                 December 31, 1997

NOTE E:  STOCK OPTIONS CONTINUED

As of December 24, 1997 the fair market value of the Company's common stock as determined by a national quotation system, was $ 1.37. In accordance with APB 25, the Company recognized $129,500 of compensation expense related to the fully vested stock options exercisable at $1.00, granted December 24, 1997.

SUMMARY
A summary of the status of the Company's stock option awards as of December 31, 1997, and the changes during the period ended December 31, 1997 and 1996 is presented below:


                           Fixed Options               Number of Shares
               -----------------------------------     ----------------
               Inception, January 1, 1993. . . . .             -
               Granted 1996. . . . . . . . . . . .          312,500
               Granted 1997. . . . . . . . . . . .          350,000
               1996 options exercised during 1997.          (37,500)
                                                       ----------------
               Outstanding, December 31, 1997. . .          625,000
                                                       ----------------
                                                       ----------------

SFAS 123
In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting form Stock-Based Compensation". SFAS 123 encourages the use of a fair value based method of accounting for compensation expense associated with stock option awards and similar plans. However, SFAS 123 permits the continued use of the intrinsic value based method prescribed by APB 25, but requires additional disclosures, including pro forma calculations of net earnings and earnings per share as if the fair value method of accounting prescribed by SFAS 123 had been applied in 1997. SFAS 123 is not applicable to the non-compensatory awards granted in 1996.

Based on the use of the Black-Scholes option pricing model, the fair value of the stock options granted during 1997 was $ .897. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. Option valuation models also require the input of highly subjective assumptions such as expected option life and expected stock price volatility. Because the Company's stock-based awards have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, the Company believes that the existing option valuation models do not necessarily provide a reliable single measure of the fair value of its stock-based awards.

                                KALAN GOLD CORPORATION
                            (A DEVELOPMENT STAGE COMPANY)

                            NOTES TO FINANCIAL STATEMENTS

                                  December 31, 1997

NOTE E:  STOCK OPTIONS CONCLUDED

The required pro forma and additional information is presented below:


                                                                 1997
                                                    -----------------------------
                                                      As Reported      Pro Forma
                                                    ---------------   -----------
Net loss                                           $      (210,662)   $(395,112)
Basic loss per share                               $          (.03)   $    (.06)
Diluted loss per share                             Less than $(.01)   $    (.01)

Black-Scholes option price model assumptions:
---------------------------------------------
                      Risk-free interest rate                         5.3750%
                        Expected life (years)                         5
                                  Volatitlity                         63.73%
                               Dividend yield                         None
                  Fair value of $1.00 options                         $.897

NOTE F:  DEFERRED PROPERTY ACQUISITION COSTS

On August 26, 1996, the Company entered into an acquisition of certain defined assets and liabilities of Sedcore in exchange for 5,000,000 common shares of the Company. Substantially all of the assets and liabilities acquired were related to two gold mine concessions in the Republic of Ghana.

AHANTA GOLD FIELD PROPERTY
The Company received, as part of the aforementioned transaction, the rights to undertake exploration for gold in the Butre area in the Western Region of Ghana. The Company recorded $35,519 as deferred property acquisition costs in
conjunction with the acquisition.   The rights were part of an agreement between
Ahanta Mining Co. Limited ("Ahanta") and Sedcore, in which the Company had succeeded to all of Sedcore's rights and responsibilities as of August 26, 1996. Ahanta holds exclusive mineral rights to Mining Concession No. 111 granted by the Ghana government. Under the terms of the agreement, Sedcore was committed to pay all costs to ascertain the feasibility and economic viability of alluvial and lode gold mineral productions from deposits found in the Concession area. The agreement required the Company to make scheduled payments totaling $39,000 to Ahanta through March 23, 1998. $9,000 had been paid as of December 31, 1996. No payments were made during 1997 (see Note I).

ESIKIMAN PROPERTY ACQUISITION COST
The two and one-half year agreement with Esikiman Mining Company Limited ("Esikiman"), dated May 30, 1996, provided for the Company to conduct a reconnaissance in a licensed area located in the Wassa Amanfi district of the Republic of Ghana. The Company recorded $84,289 as deferred property acquisition costs in conjunction with the acquisition. Esikiman holds the applicable reconnaissance license granted by the Ghana government. Under the terms of the agreement, the Company's major shareholder, Sedcore, was committed to pay all costs of an exploration program in the licensed area. The agreement required the Company to make scheduled payments totaling $90,000 to Esikiman through November 30, 1998, as consideration for the concession. $40,000 of this amount was paid as of December 31, 1996. No payments were made during 1997. See Note I.

                                KALAN GOLD CORPORATION
                            (A DEVELOPMENT STAGE COMPANY)

                            NOTES TO FINANCIAL STATEMENTS

                                  December 31, 1997

NOTE G:  INCOME TAXES

A reconciliation of the U.S. statutory federal income tax rate to the effective tax rate follows for the years ended December 31, 1997 and 1996:


                                                         December 31,
                                                ---------------------------
                                                  1997               1996
                                                -------            -------
U.S. statutory federal rate.................      34.0%               34.0%
State income tax rate.......................       5.0%                5.0%
Net operating loss for which no tax benefit
   Is currently available...................     (39.0%)             (39.0%)
                                                -------            -------
                                                     -%                  -%
                                                -------            -------
                                                -------            -------

At December 31, 1997 and 1996, deferred taxes consisted of the following:


                                                       December 31,
                                             -------------------------------
                                                 1997               1996
                                             ---------           -----------
Deferred tax assets,
   Net operating loss carryforward ......    $  65,408           $    9,661
Valuation allowance .....................      (65,408)              (9,661)
                                             ----------          -----------
      Net deferred taxes ................    $       -           $        -
                                             ----------          -----------
                                             ----------          -----------

The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The change in the valuation allowance for the years ended December 31, 1997 and 1996 totaled $55,747 and $9,661, respectively. The net operating loss carryforward expires through the year 2012.

The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the deferred tax asset will be realized. At that time, the allowance will either be increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax assets is no longer impaired and the allowance is no longer required.

NOTE H:  GOING CONCERN

As of December 31, 1997, the Company had net losses since inception, negative cash flows from operating activities and a working capital deficiency which raises substantial doubt about its ability to continue as a going concern. The Company has entered into a new agreement to provide services related to the gold mining, smelting and refining businesses, which is expected to provide positive
cash flow from operations.   In addition, from time to time certain officers
infuse cash for working capital purposes on an as-needed basis. There is no assurance that the Company will achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                KALAN GOLD CORPORATION
                            (A DEVELOPMENT STAGE COMPANY)

                            NOTES TO FINANCIAL STATEMENTS

                                  December 31, 1997

NOTE I:  SUBSEQUENT EVENTS

On February 9, 1998, the Company completed an agreement with Asean Gold Industries, Inc. ("Asean"), a Nevada corporation, whereby the Company will provide consulting services and technical advise to Asean on gold milling, smelting, and refining operations. In return, the Company will receive fifteen percent of all gross revenues of Asean from all gold mining, smelting, and refining facilities. Asean will also reimburse the Company for all out-of-pocket expenses incurred by the Company on behalf of Asean regarding production costs, supplies and staff.

On March 18, 1998, the Company terminated its agreement with Ahanta. The accompanying financial statements have been prepared in consideration of this transaction. As a result, the Company wrote-off property acquisition costs of $17,046 and the note payable to Ahanta totaling $30,000 (including $348 unamortized discount). The remaining $12,606 is included in the accompanying financial statements as gain on agreement termination.

In April 1998, the Company was given an option to extend its agreement with
Esikiman.   Management is presently evaluating the merits of the option, and the outcome is uncertain as to whether the Company will pursue the concession. Therefore, the Company has recorded a deferred gain at December 31, 1997 in anticipation of terminating the agreement. The property acquisition costs and outstanding balance on the note payable to Esikiman are $42,858 and $45,647, respectively. After giving effect to the unamortized discount on the note, the net deferred gain at December 31, 1997 is $4,517.

                                  INDEX TO EXHIBITS


  Exhibit                                         Page or
  Number         Description                      Cross Reference
----------     ---------------                    ---------------

*  3A          Articles of Incorporation

*  3B          Articles of Amendment

*  3C          Bylaws

*  3D          Articles of Amendment to change name to KALAN GOLD CORPORATION.

* 10A August 26, 1996 Purchase Agreement for defined assets and liabilities of SEDCORE EXPLORATION COMPANY LIMITED

  10B          Agreement between the Company and Asean Gold Industries, Inc.


*Previously Filed