Form 10QSB
period 1998-03-31
KALAN GOLD CORP
filed 1998-05-15
CIK 940516

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 1998                  Commission File Number 0-25658
--------------------------------                  ------------------------------


                             Kalan Gold Corporation
             (Exact name of registrant as specified in its charter)


          COLORADO                                      84-1357927
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

Tower II, Suite 100, 12835 E. Arapahoe Road,  Englewood, Colorado    80112
-----------------------------------------------------------------  ----------
          (Address of principal executive offices)                 (Zip code)

                                 (303) 706-1606
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


             (Former name, former address and former fiscal year, if
                          changed since last report.)


Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes __X__ No _____


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock,  $.00001 par value                   7,290,999
--------------------------------  ----------------------------------------------
            Class                 Number of shares outstanding at March 31, 1998


================================================================================
                     This document is comprised of 9 pages.

FORM 10QSB
1ST QUARTER





                                      INDEX

                                                                            Page
PART I  FINANCIAL INFORMATION

     Item 1.  Financial Statements *

     Condensed balance sheet - March 31, 1998 (Unaudited)                    3

     Condensed statements of operations  Three months ended
      March 31, 1998 and March 31, 1997  (Unaudited)                         4

     Condensed statements of cash flows  Three months ended
       March 31, 1998 and March 31, 1997 (Unaudited)                         5

     Notes to condensed financial statements (Unaudited)                     6

     Item 2.  Plan of operation                                              7


PART II  OTHER INFORMATION                                                   8

     Item 1.  Legal Proceedings
     Item 2.  Changes In Securities
     Item 3.  Defaults Upon Senior Securities
     Item 4.  Submission of Matters To A Vote of Security Holders
     Item 5.  Other Information
     Item 6.  Exhibits and Reports on Form 8-K

     Signatures                                                              9




     * The accompanying financial statements are not covered by an independent Certified Public Accountant's report.

Part I.  Item 1.  Financial information

                             KALAN GOLD CORPORATION
                          -----------------------------
                          (A Development Stage Company)

                             Condensed Balance Sheet

                                 March 31, 1998

CASH                                                                 $    2,537
FURNITURE AND EQUIPMENT, NET                                              3,268
                                                                     -----------
                                                TOTAL ASSETS              5,805
                                                                     ===========

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

LIABILITIES

   Accounts payable                                                  $   12,378
   Accrued liabilities                                                   15,757
   Advance from affiliate (Note B)                                       97,026
   Due to affiliate (Note B)                                              7,000
   Deferred gain                                                          4,517
                                                                     -----------
                                           TOTAL LIABILITIES            136,678
                                                                     -----------

SHAREHOLDERS' EQUITY (DEFICIT) (Notes C)

   Preferred stock, $.10 par value, 1,000,000 shares authorized,
      -0- shares issued and outstanding                                       -
   Common stock, $.00001 par value, 100,000,000 shares
      authorized, 7,290,999 shares issued and outstanding                    73
   Outstanding common stock options                                     129,500
   Additional paid-in capital                                            30,383
   Deficit accumulated during development stage                        (290,829)
                                                                     -----------
                                TOTAL SHAREHOLDERS' DEFICIT            (130,873)
                                                                     -----------
                                                                     $    5,805
                                                                     -----------

            See accompanying notes to condensed financial statements

                             KALAN GOLD CORPORATION
                          -----------------------------
                          (A DEVELOPMENT STAGE COMPANY)

                       Condensed Statements of Operations

                                                               January 1, 1993
                                                                 (inception)
                                            March 31,              Through
                                     -----------------------       March 31,
                                        1998         1997            1998
                                     ----------   ----------      ----------
COSTS AND EXPENSES
   General and administrative        $   18,830   $   54,523      $  247,388
   Stock option expense                       -            -         129,500
   Depreciation                             754          454           2,177
                                     ----------   ----------      ----------
      INCOME (LOSS) FROM OPERATIONS     (19,584)      54,977        (379,065)

OTHER INCOME (EXPENSE)
   Gain on sale and termination
     of agreement.                            -       98,647          86,041
   Interest expense                       1,941          743         (14,388)
                                     ----------   ----------      ----------
                  NET INCOME (LOSS)  $  (21,525)  $   30,321      $ (294,806)
                                     ==========   ==========      ==========
             BASIC WEIGHTED AVERAGE
                SHARES  OUTSTANDING   7,198,333    7,052,500       3,047,738
                                     ==========   ==========      ==========
             BASIC (LOSS) PER SHARE  $        *   $        *      $     (.10)
                                     ==========   ==========      ==========
           DILUTED WEIGHTED AVERAGE
                 SHARES OUTSTANDING   7,198,333    7,052,500       3,146,250
                                     ==========   ==========      ==========
           DILUTED (LOSS) PER SHARE  $        *   $        *      $     (.09)
                                     ==========   ==========      ==========
* Less than $(.01) per share


            See accompanying notes to condensed financial statements

                             KALAN GOLD CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                       Condensed Statements of Cash Flows

                                                               January 1, 1993
                                                                 (inception)
                                            March 31,              Through
                                     -----------------------       March 31,
                                        1998         1997            1998
                                     ----------   ----------      ----------
                 NET CASH (USED IN)
               OPERATING ACTIVITIES     (14,531)     (53,445)       (214,971)
                                     ----------   ----------      ----------
INVESTING ACTIVITIES

  Purchase of equipment                       -            -          (5,446)
  Proceeds from sale of property              -      145,945         145,945
                                     ----------   ----------      ----------
     NET CASH PROVIDED BY (USED IN)
                INVESTING ACTIVITES           -      145,945         140,499
                                     ----------   ----------      ----------

FINANCING ACTIVITIES

   Proceeds from stock
     options exercised                    4,000            -           4,750
   Proceeds from advances from
     affiliate                           12,100            -         204,472
   Repayments to affiliate                    -      (60,945)       (107,447)
   Principal payments on
     long-term debt                           -            -         (30,000)
   Capital contribution                       -            -           3,700
                                     ----------   ----------      ----------
     NET CASH (USED IN) PROVIDED BY
               FINANCING ACTIVITIES      16,100      (60,945)         75,475
                                     ----------   ----------      ----------
NET INCREASE (DECREASE) IN CASH           1,569       31,555           1,003

Cash, beginning of period                   968        7,228           1,534
                                     ----------   ----------      ----------
CASH, END OF PERIOD                  $    2,537   $   38,783      $    2,537
                                     ==========   ==========      ==========

See accompanying notes to condensed financial statements

                             KALAN GOLD CORPORATION
                         -----------------------------
                         (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

                                 March 31, 1998


Note A:  Basis of presentation

The financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its annual 10-KSB report dated December 31, 1997 and should be read in conjunction with the notes thereto.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim period presented have been made. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.

Interim financial data presented herein are unaudited.

Note B:  Related party transactions

The Company entered into a verbal agreement to rent office space from the affiliate effective September 1, 1997. The agreement calls for monthly payments of $1,000. As of March 31, 1998 the Company has accrued $7,000, which is included in the accompanying financial statements as due to affiliate.

As of December 31, 1997, the Company owed an affiliate $84,926 for short-term cash advances made during 1997 for working capital purposes. The affiliate advanced an additional $12,100 during the first three months of 1998. The total $97,026 is recorded in the financial statements as advance from affiliate.

Note C:  Shareholders' equity (deficit)

An ex-officer and a current officer of the Company exercised a total of 200,000 options during the three months ended March 31, 1998 for total proceeds to the Company of $4,000. The non-compensatory options were granted in 1997 at $.02 per share. Of the 312,500 non-compensatory $.02 options granted in 1996, there are 75,000 options outstanding at March 31, 1998. All 350,000 options granted for an exercise price of $1.00 per common share, resulting in compensation expense in 1997 are still outstanding.

Note D:  Income taxes

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the three months ended March 31, 1998 resulting in a deferred tax asset, which was fully allowed for, therefore the net benefit and expense result in $0 income taxes.

Part I.  Item 2.     Plan of operation

                             KALAN GOLD CORPORATION
                         -----------------------------
                         (A DEVELOPMENT STAGE COMPANY)


PLAN OF OPERATION

The plan of the Company's management, for the next twelve months, is to focus on a new agreement, entered into on February 9, 1998, whereby the Company will provide services related to the gold mining, smelting and refining businesses. This activity is expected to provide positive cash flow from operations, however there is no assurance that the Company will achieve profitable operations. In addition, from time to time certain officers infuse cash for working capital purposes on an as-needed basis. At March 31, 1998 the Company had three employees and does not anticipate materially increasing the number of employees in the next twelve months.

RESULTS OF OPERATIONS

No income producing operations were conducted during the most recent quarter. Expenses, since year end and in the current quarter, consisted of rent and office offices, salaries, accounting and audit fees, transfer agent costs, interest and depreciation.

FINANCIAL CONDITION

There have been no material changes to the Company's financial condition during the three months ended March 31, 1998. All development stage activity has been funded, in the form of cash working capital advances, by a major shareholder and officer of the Company.



PART II - OTHER INFORMATION
--------------------------

Items 1 Through 5 - No response required.

Item 6 - Exhibits and reports on Form 8-K.

        (a)  Exhibits

             27*  Financial Data Schedule.

        (b)  Reports on Form 8-K were filed on:

             February 9, 1998 - Agreement to provide consulting services to Asean Gold Industries, Inc.

                                   SIGNATURES


The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three months ended March 31, 1998 have been included.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                KALAN GOLD CORPORATION.
                                         (Registrant)


DATE: May 14, 1998                 BY: /s/ Sanford Altberger
      ---------------------                -------------------------------------
                                           Sanford Altberger
                                           President and Chief Executive Officer