Form 10QSB
period 1998-06-30
KALAN GOLD CORP
filed 1998-08-21
CIK 940516

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                        For Quarter Ended June 30, 1998
                        -------------------------------

                         Commission File Number 0-25658
                         ------------------------------

                             Kalan Gold Corporation
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            COLORADO                                     84-1357927
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


     Tower I, Suite 340, 12835 E. Arapahoe Road, Englewood, Colorado 80112
     ---------------------------------------------------------------------
               (Address of principal executive offices) (Zip code)

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock,  $.00001 par value                     7,290,999
--------------------------------   ---------------------------------------------
            Class                  Number of shares outstanding at June 30, 1998


                     This document is comprised of 9 pages.

FORM 10-QSB
2ND QUARTER

                                      INDEX

                                                                          Page
                                                                         ------
PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements *

     Condensed balance sheet as of
         June 30, 1998 (Unaudited)                                         3

     Condensed statements of operations -
         Three  and six months ended
         June 30, 1998 and  1997 (Unaudited)                               4

     Condensed statements of cash flows -
         Six months ended June 30, 1998
         and 1997 (Unaudited)                                              5

     Notes to condensed financial statements
         (Unaudited)                                                       6

     Item 2.  Plan of operation                                            7


PART II - OTHER INFORMATION                                                8

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

Part I.  Item 1.  Financial information

                             KALAN GOLD CORPORATION
                          (A Development Stage Company)

                             Condensed Balance Sheet
                                   (Unaudited)
                                  June 30, 1998

CASH                                                   $     832
FURNITURE AND EQUIPMENT, NET                               2,514
                                                       ---------
TOTAL ASSETS                                               3,346
                                                       =========

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

LIABILITIES

   Accounts payable                                     $ 14,363

   Accrued liabilities                                    21,128
   Advance from affiliate (Note B)                       105,526
   Due to affiliate (Note B)                              10,000
   Deferred gain                                           4,517
                                                       ---------
TOTAL LIABILITIES                                        155,534
                                                       ---------

SHAREHOLDERS' EQUITY (DEFICIT) (Notes C)

   Preferred stock, $.10 par value,
      1,000,000 shares authorized,
      -0- shares issued and outstanding                        -

   Common stock, $.00001 par value,
      100,000,000 shares authorized,
      7,290,999 shares issued and
      outstanding                                             73

   Outstanding common stock options                      129,500

   Additional paid-in capital                             30,383

   Deficit accumulated during development stage         (312,144)
                                                       ---------
TOTAL SHAREHOLDERS' DEFICIT                             (152,188)
                                                       ---------

                                                         $ 3,346
                                                       =========

            See accompanying notes to condensed financial statements

                             KALAN GOLD CORPORATION
                          (A Development Stage Company)
                       Condensed Statements of Operations
                                   (Unaudited)


                                                                                                               January 1,
                                                                                                                 1993
                                                Three months ended                 Six months ended           (Inception)
                                                     June 30,                          June 30,                 through
                                            --------------------------        -------------------------         June 30,
                                               1998            1997              1998           1997             1998
                                            ----------      ----------        ----------     ----------       ----------
COSTS AND EXPENSES
 General and administrative                  $18,690         $41,008           $37,520         $95,532         $266,078
 Stock option expense                              -               -                 -               -          129,500
 Depreciation.                                   754             126             1,508             580            2,931
                                             -------         -------           -------         -------         --------
                    Operating Loss           (19,444)        (41,134)          (39,028)        (96,112)        (398,509)
NONOPERATING INCOME
 Gain on sale and
 termination of  agreement                         -               -                 -          86,041           98,647
 Interest expense                             (1,871)         (1,674)           (3,812)         (2,417)         (16,259)
                                             -------         -------           -------         -------         --------
                          NET LOSS          $(21,315)       $(42,808)         $(42,840)       $(12,488)       $(316,121)

            Basic weighted average
                shares outstanding         7,290,999       7,065,000         7,244,666       7,058,750        3,240,614

            Basic (Loss) per share                 *               *             $(.01)              *            $(.10)

          Diluted weighted average
                Shares outstanding         7,715,999              NA         7,715,999              NA        3,353,966

          Diluted (Loss) per share                 *              NA             $(.01)             NA           $(.10)

* Less than $(.01) per share

            See accompanying notes to condensed financial statements

                             KALAN GOLD CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                       Condensed Statements of Cash Flows
                                   (Unaudited)
                                                                      January 1,
                                                                        1993
                                               Six Months Ended      (inception)
                                                   June 30,            Through
                                             --------------------     June 30,
                                               1998        1997         1998
                                             --------    --------     --------
                     NET CASH (USED IN)
                   OPERATING ACTIVITIES      (24,736)    $(98,760)    (225,176)
                                           ---------     --------     --------
INVESTING ACTIVITIES
  Purchase of equipment                            -            -       (5,446)

  Proceeds from sale of property                   -      145,945      145,945
                                           ---------     --------     --------
         NET CASH PROVIDED BY (USED IN)
                    INVESTING ACTIVITES            -      145,945      140,499
                                           ---------     --------     --------
FINANCING ACTIVITIES
   Proceeds from stock options exercised       4,000            -        4,750
   Proceeds from advances from affiliate      20,600            -      212,972
   Repayments to affiliate                         -      (54,945)    (107,447)
   Principal payments on long-term debt            -            -      (30,000)
   Capital contribution                            -          750        3,700
                                           ---------     --------     --------
         NET CASH (USED IN) PROVIDED BY
                   FINANCING ACTIVITIES       24,600      (54,195)      83,975
                                           ---------     --------     --------
NET INCREASE (DECREASE) IN CASH                 (136)      (7,010)        (702)
Cash, beginning of period                        968        7,228        1,534
                                           ---------     --------     --------
CASH, END OF PERIOD                        $     832     $    218     $    832
                                           =========     ========     ========
SUPPLEMENTARY DISCLOSURE OF
CASH FLOW INFORMATION:
Cash paid for interest and income taxes    $       -     $      -     $      -

NONCASH INVESTING AND FINANCING
Common stock issued for services           $       -     $      -     $     15


            See accompanying notes to condensed financial statements

                             KALAN GOLD CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

                                  June 30, 1998


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

Note B:  Related party transactions

The Company entered into a verbal agreement to rent office space from the affiliate effective September 1, 1997. The agreement calls for monthly payments of $1,000. As of June 30, 1998 the Company has accrued $10,000, which is included in the accompanying financial statements as due to affiliate.

As of December 31, 1997, the Company owed an affiliate $84,926 for short-term cash advances made during 1997 for working capital purposes. The affiliate advanced an additional $12,100 during the first three months of 1998 and $8,500 during the three months ended June 30, 1998, The total $105,526 is recorded in the financial statements as advance from affiliate.

Note C:  Shareholders' equity (deficit)

An ex-officer and a current officer of the Company exercised a total of 200,000 options during the three months ended March 31, 1998 for total proceeds to the Company of $4,000. The non-compensatory options were granted in 1997 at $.02 per share. Of the 312,500 non-compensatory $.02 options granted in 1996, there are 75,000 options outstanding at June 30, 1998. All 350,000 options granted for an exercise price of $1.00 per common share, resulting in compensation expense in 1997 are still outstanding.

Note D:  Income taxes

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the three months and six months ended June 30, 1998 resulting in a deferred tax asset, which was fully allowed for, therefore the net benefit and expense result in $0 income taxes. :

Part I. Item 2. Plan of operation

                             KALAN GOLD CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)


PLAN OF OPERATION

The plan of the Company's management, for the next twelve months, is to focus on developing relationships with potential joint venture partners, in an attempt to commence operations. Upon commencing operations, management expects positive cash flow from operations, however there is no assurance that the Company will achieve profitable operations. In addition, from time to time certain officers infuse cash for working capital purposes on an as-needed basis. At June 30, 1998 the Company had three employees and does not anticipate materially increasing the number of employees in the next twelve months. On July 6, 1998 the Company's vice-president resigned.


RESULTS OF OPERATIONS

No income producing operations were conducted during the most recent quarter. Expenses, since year end, consisted of rent, salaries, legal, accounting and audit fees, transfer agent costs, interest and depreciation.


FINANCIAL CONDITION

There have been no material changes to the Company's financial condition during the three months ended June 30, 1998. All development stage activity has been funded, in the form of cash working capital advances, by a major shareholder and officer of the Company.


PART II - OTHER INFORMATION

Items 1 Through 5 - No response required.

Item 6 - Exhibits and reports on Form 8-K.

         (a)  Exhibits

                  27*  Financial Data Schedule.

         Reports on Form 8-K were filed on:

                  February 9, 1998 - Agreement to provide consulting services to Asean Gold Industries, Inc.

                  July 7, 1998 - Resignation of Robert Goldman, Vice President and Director

                  August 7, 1998 - Exploration    option    granted    to  SAMAX
                  Exploration Limited

                  August 14, 1998 - Resignation of Harry B. Ruskowsky, Director

                                   SIGNATURES



The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three months and six months ended June 30, 1998 have been included.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             KALAN GOLD CORPORATION.
                                  (Registrant)


DATE:  August 19, 1998            BY: /s/ Sanford Altberger
     -------------------------            --------------------------------------
                                          Sanford Altberger
                                          President and Chief Executive Officer