Form 10QSB
period 1998-09-30
KALAN GOLD CORP
filed 1998-11-12
CIK 940516

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 1998              Commission File Number 0-25658
                  ------------------                                     -------


                             Kalan Gold Corporation
             (Exact name of registrant as specified in its charter)


            COLORADO                                       84-1357927
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


Tower I, Suite 340, 12835 E. Arapahoe Road, Englewood, Colorado    80112
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, $.00001 par value                      10,290,999
            Class               Number of shares outstanding at November 1, 1998

--------------------------------------------------------------------------------
                     This document is comprised of 10 pages.

FORM 10-QSB
2ND QUARTER



                                      INDEX

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements *

     Condensed balance sheet as of
         September 30, 1998 (Unaudited)......................................3

     Condensed statements of operations - Three  and Nine Months Ended
         September 30, 1998 and  1997 (Unaudited)............................4

     Condensed statements of cash flows - Nine Months Ended
           September 30, 1998 and 1997 (Unaudited)...........................5

     Notes to condensed financial statements (Unaudited).....................6

     Item 2.  Plan of operation..............................................8


PART II - OTHER INFORMATION..................................................8

Item 1.  Legal Proceedings
Item 2.  Changes In Securities
Item 3.  Defaults Upon Senior Securities
Item 4.  Submission of Matters To A Vote of Security Holders
Item 5.  Other Information
Item 6.  Exhibits and Reports on Form 8-K

     Signatures..............................................................9


     *    The   accompanying   financial   statements  are  not  covered  by  an
          Independent Certified Public Accountant's report.

Part I.  Item 1.  Financial information

                             KALAN GOLD CORPORATION
                          (A Development Stage Company)

                             Condensed Balance Sheet
                                   (Unaudited)
                               September 30, 1998

CASH.................................................           $           331
FURNITURE AND EQUIPMENT, NET.........................                     1,760
                                                                ---------------
                                         TOTAL ASSETS                     2,091
                                                                ===============


                      LIABILITIES AND SHAREHOLDERS' DEFICIT

LIABILITIES
   Accounts payable..................................                  $ 12,377
   Accrued liabilities...............................                    31,710
   Advance from affiliate (Note B)...................                   123,226

   Due to affiliate (Note B).........................                    13,000
                                                                ---------------
                                    TOTAL LIABILITIES                   180,313
                                                                ===============


SHAREHOLDERS' EQUITY (DEFICIT) (Notes C)
   Preferred stock, $.10 par value, 1,000,000
    shares authorized, -0- shares issued and
    outstanding......................................                         -
   Common stock, $.00001 par value, 100,000,000
    shares authorized, 7,290,999 shares issued
    and outstanding..................................                        73
   Outstanding common stock options..................                   129,500

   Additional paid-in capital........................                    30,383

   Deficit accumulated during development stage......                  (338,178)
                                                                ---------------
                          TOTAL SHAREHOLDERS' DEFICIT                  (178,222)
                                                                ---------------
                                                                        $ 2,091
                                                                ===============


            See accompanying notes to condensed financial statements

                             KALAN GOLD CORPORATION
                          (A Development Stage Company)
                       Condensed Statements of Operations
                                   (Unaudited)


                                                                                                                        January 1,
                                                                                                                          1993
                                                                                                                       (Inception)
                                                      Three months ended                  Nine Months Ended              through
                                                        September 30,                       September 30,               Sept. 30,
                                                                                                                          1998

                                                      1998            1997             1998             1997
COSTS AND EXPENSES
 General and administrative                        $  27,332       $  38,761        $  64,852        $ 134,292         $ 293,410
 Stock option expense                                      -               -                -                -           129,500
 Depreciation.                                           754             290            2,262              871             3,685
                                                   ---------       ---------        ---------        ---------         ---------
                           Operating Loss            (28,086)        (39,051)         (67,114)        (135,163)         (426,595)
NONOPERATING INCOME
 Gain on sale and
 termination of  agreement                             4,517               -            4,517           86,041           103,164
 Interest expense                                     (2,465)         (1,209)          (6,277)          (3,626)          (18,724)
                                                   ---------       ---------        ---------        ---------         ---------
                                 NET LOSS          $ (26,034)      $ (40,260)       $ (68,874)       $ (52,748)        $(342,155)
                                                   =========       =========        =========        =========         =========
                   Basic weighted average
                       shares outstanding          7,290,999       7,090,000        7,260,110        7,069,167         3,416,717
                                                   =========       =========        =========        =========         =========

                   Basic (Loss) per share                  *               *        $    (.01)               *         $    (.10)
                                                   =========       =========        =========        =========         =========

                 Diluted weighted average
                       Shares outstanding          7,715,999              NA        7,715,999               NA         3,543,619
                                                   =========       =========        =========        =========         =========

                 Diluted (Loss) per share                  *              NA        $    (.01)              NA         $    (.10)
                                                   =========       =========        =========        =========         =========
* Less than $(.01) per share


            See accompanying notes to condensed financial statements

                             KALAN GOLD CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                                         January 1, 1993
                                                                                           (inception)
                                                                  Nine Months Ended          Through
                                                                    September 30,           Sept. 30,
                                                                1998             1997         1998
                                  NET CASH (USED IN)
                                OPERATING ACTIVITIES        $ (42,937)       $(134,869)     (243,376)
                                                            ---------        ---------     ---------
INVESTING ACTIVITIES
  Purchase of equipment.............................                -                -        (5,446)

  Proceeds from sale of property....................                -          145,945       145,945
                                                            ---------        ---------     ---------
                      NET CASH PROVIDED BY (USED IN)
                                 INVESTING ACTIVITES                -          145,945       140,499
                                                            ---------        ---------     ---------

FINANCING ACTIVITIES
   Proceeds from stock options exercised............            4,000                -         4,750
   Proceeds from advances from affiliate............           38,300           37,000       230,671
   Repayments to affiliate..........................                -          (54,945)     (107,447)
   Principal payments on long-term debt.............                -                -       (30,000)
   Capital contribution.............................                -              750         3,700
                      NET CASH (USED IN) PROVIDED BY
                                FINANCING ACTIVITIES           42,300          (17,195)      101,674
                                                            ---------        ---------     ---------
NET INCREASE (DECREASE) IN CASH.....................             (637)          (6,119)       (1,203)
Cash, beginning of period...........................              968            7,228         1,534
                                                            ---------        ---------     ---------
CASH, END OF PERIOD.................................        $     331        $   1,109     $     331
                                                            =========        =========     =========

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest and income taxes............         $       -        $       -     $       -
                                                            =========        =========     =========

NONCASH INVESTING AND FINANCING
Common stock issued for services...................         $       -        $       -     $      15
                                                            =========        =========     =========

            See accompanying notes to condensed financial statements

                             KALAN GOLD CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

                               September 30, 1998
Note A:  Basis of presentation

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

Note B:  Related party transactions

The Company entered into a verbal agreement to rent office space from the affiliate effective September 1, 1997. The agreement calls for monthly payments of $1,000. As of September 30, 1998 the Company has accrued $13,000, which is included in the accompanying financial statements as due to affiliate.

As of December 31, 1997, the Company owed an affiliate $84,926 for short-term cash advances made during 1997 for working capital purposes. The affiliate advanced an additional $20,600 during the first six months of 1998 and $17,700 during the three months ended September 30, 1998, The total $123,226 is recorded in the financial statements as advance from affiliate.

Note C:  Shareholders' equity (deficit)

An ex-officer and a current officer of the Company exercised a total of 200,000 options during the three months ended March 31, 1998 for total proceeds to the Company of $4,000. The non-compensatory options were granted in 1997 at $.02 per share. Of the 312,500 non-compensatory $.02 options granted in 1996, there are 75,000 options outstanding at September 30, 1998. All 350,000 options granted for an exercise price of $1.00 per common share, resulting in compensation expense in 1997 are still outstanding.

Note D:  Income taxes

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the three months and nine months ended September 30, 1998 resulting in a deferred tax asset, which was fully allowed for, therefore the net benefit and expense result in $0 income taxes.

Note E:  Gain on termination of agreement

Management has determined not to pursue its option to extend its agreement with respect to license rights obtained from Esikiman Mining Company Limited. At December 31, 1997, the Company had recorded a deferred gain of $4,517 which has been recognized in the third quarter 1998.

                             KALAN GOLD CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

                               September 30, 1998

Note F:  Subsequent events

Subsequent to September 30, 1998 the Company issued 1,300,000 shares of its restricted common stock in exchange for four licenses to gold properties in the African country of Burkina Faso. The properties are valued at $434,200.

The Company issued 1,000,000 shares of its restricted common stock in exchange for services related to acquisition assistance valued at $334,000.

The Company issued 700,000 shares of its restricted common stock to affiliates as payment for debt recorded at $233,800.

Part I. Item 2. Plan of operation

                             KALAN GOLD CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
PLAN OF OPERATION

The plan of the Company's management, for the next twelve months, is to focus on developing relationships with potential joint venture partners, in an attempt to commence operations. Upon commencing operations, management expects positive cash flow from operations, however there is no assurance that the Company will achieve profitable operations. In addition, from time to time certain officers infuse cash for working capital purposes on an as-needed basis. At September 30, 1998 the Company had two employees and, except for any potential mergers and/or acquisitions, does not anticipate materially increasing the number of employees in the next twelve months. On July 6, 1998 the Company's vice-president resigned.


RESULTS OF OPERATIONS

No income producing operations were conducted during the most recent quarter. Expenses, since year end, consisted of rent, salaries, legal, accounting and audit fees, transfer agent costs, interest and depreciation.

FINANCIAL CONDITION

There have been no material changes to the Company's financial condition during the three months ended September 30, 1998. All development stage activity has been funded, in the form of cash working capital advances, by a major shareholder and officer of the Company.

PART II - OTHER INFORMATION

Items 1 Through 5 - No response required.

Item 6 - Exhibits and reports on Form 8-K.

         (a)  Exhibits    27*  Financial Data Schedule.

         Reports on Form 8-K were filed on:

         February 9, 1998 - Agreement to provide consulting services to Asean
                            Gold  Industries, Inc.
         July 7, 1998     - Resignation of Robert Goldman, Vice President and
                            Director
         August 7, 1998   - Exploration option granted to SAMAX Exploration
                            Limited
         August 14, 1998 - Resignation of Harry B. Ruskowsky, Director August 19, 1998 - Resignation of Elmer B. Stewart, Director November 3, 1998 - Issuance of restricted common shares

SIGNATURES


The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three months and nine months ended September 30, 1998 have been included.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                             KALAN GOLD CORPORATION.
                                  (Registrant)


DATE:           November 10, 1998          BY:

                                           Sanford Altberger
                                           President and Chief Executive Officer