Form 10KSB
period 1998-12-31
KALAN GOLD CORP
filed 1999-04-14
CIK 940516

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                     FORM 10-KSB
                       Annual Report Under Section 13 or 15(d)
                        of the Securities Exchange Act of 1934
                     For the Fiscal Year Ended: December 31, 1998
                             Commission File No. 0-25658

                                Kalan Gold Corporation
          (Exact Name of Small Business Issuer as specified in its charter)

             Colorado                               84-1357927
          ---------------                   --------------------------
          (State or other                   (IRS Employer File Number)
          jurisdiction of
          incorporation)

          Tower II, Suite 100,
          12835 E. Arapahoe Road
          Englewood, Colorado                               80112
          -------------------------                      ----------
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

     The aggregate market value of the voting stock of the Registrant held by non-affiliates as of December 31, 1998 was approximately $2,000,000.

     The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, April 7, 1999, was 7,990,999.

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

     The Company's name was changed to "KALAN GOLD CORPORATION" in November,
1996.

      As of December 31, 1998, the Company had a total of 7,990,999 common shares issued and outstanding. The Company has not been subject to any bankruptcy, receivership or similar proceeding.

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

     In addition, Sedcore had assigned to the Company its two and one-half year agreement with Esikaman Mining Company Limited ("Esikaman") to conduct a reconnaissance for gold in a licensed area located in the Wassa Amanfi district of Ghana. The Company succeeded to all of Sedcore's rights and responsibilities. During 1998, this agreement with Ahanta has been terminated. The Company plans no further activity with respect to this project.

     In March, 1997, the Company completed an agreement with Trio Gold Corp., an Alberta public corporation (Trio), whereby Trio would earn a 50% ownership interest in the Ahanta and Esikaman Concessions in return for the payment of $144,000 to the Company and for the expenditure of $375,000 on geochemical studies on both properties. Trio was to be responsible for all operations on these properties. With the termination of the Ahanta agreement, the agreement with Trio is no longer applicable.

     On February 9, 1998, the Company entered into an exclusive agreement with ASEAN GOLD INDUSTRIES, INC. (Asean Gold), whereby the Company will provide to Asean Gold all technical advice regarding the building, constructing, and operation of Asean Gold's gold milling, smelting, and refining facilities in the Province of Lanao Del Norte, Mindanao, the Philippines. Under this agreement, Registrant would also manage and oversee the day-to-day operations of these facilities. This Agreement was terminated in 1998.

     In October, 1998, the Company issued a total of 1,300,000 shares for four gold properties in the country of Burkina Faso. This agreement has been rescinded.

     In January, 1999, the Company entered a letter of intent to acquire 100% of the issued and outstanding common shares of Animated Electronic Industries Sdn Bhd, a private Malaysian company (AEI), in exchange for approximately 94% of the ownership of the Company, subject to the completion of due diligence by both parties, the approval of the shareholders of both companies, and the divestiture of the assets and liabilities of the Company. The letter of intent was extended until May, 1999.

     For the coming fiscal year, the Company's primary focus will be to seek, investigate and, if such investigation warrants, acquire controlling interest in business opportunities presented to it by persons or firms who are involved in any appropriate business and wish to seek the advantages of being acquired by the Company. The Company would not restrict any acquisitions to the gold business but would examine any business which would be beneficial for its shareholders. The Company would be the surviving entity in each case. It is anticipated that the search for acquisition candidates would be a material focus of the Company in the next fiscal year.

     In seeking business opportunities, the management decision of the Company will be based upon the objective of seeking long-term appreciation in the value of the Company. Current income will be a significant factor in such decisions, although long-term appreciation of the operations will be the prime consideration.

     (d)  MARKETS

     The Company's marketing plan for coming fiscal year and the foreseeable future will be principally focused upon seeking an acquisition candidate.

     (e)  RAW MATERIALS

     The use of raw materials will not be a material factor in the Company's activities.

     (f)  CUSTOMERS AND COMPETITION

     At the present time, the primary focus of the Company will be on seeking an acquisition candidate.

     (g)  BACKLOG

     At December 31, 1998, the Company had no backlogs.

     (h)  EMPLOYEES

     As of December 31, 1998, the Company had one part-time employee. The Company's Treasurer is a part-time employee who is paid at the rate of $1,000 per month. The Company does not plan to hire additional employees until it has begun operations.

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

     (m)  SUBSEQUENT EVENT

     In January, 1999, the Company entered a letter of intent to acquire 100% of the issued and outstanding common shares of Animated Electronic Industries Sdn Bhd, a private Malaysian company (AEI), in exchange for approximately 94% of the ownership of the Company, subject to the completion of due diligence by both parties, the approval of the shareholders of both companies, and the divestiture of the assets and liabilities of the Company. The letter of intent was extended until May, 1999.

     In April. 1999, the Company announced rescission its previous acquisition of four properties located in Bukina Faso, West Africa. The acquisition had been made in exchange for 1,300,000 restricted common shares of the Company.

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

     Further, Sedcore assigned to the Company its two and one-half year agreement with Esikaman Mining Company Limited ("Esikaman") to conduct a reconnaissance for gold in a licensed area located in the Wassa Amanfi district of Ghana. The Company has succeeded to all of Sedcore's rights and responsibilities, including the requirement to make scheduled payments to
Esikaman of a total of $90,000 through November, 1998.   The Company has
negotiated an extension of this agreement with Esikaman to end in July, 1998. The Company is currently evaluating its plans with respect to this situation. This agreement has been terminated.

     In April. 1999, the Company announced rescission its previous acquisition of four properties located in Bukina Faso, West Africa. The acquisition had been made in exchange for 1,300,000 restricted common shares of the Company.

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

Fiscal Year 1998              High          Low
                              ----          ---
  First Quarter
Common Shares                $ .75         $ .875

  Second Quarter
Common Shares                $ .75         $ .843

  Third Quarter
Common Shares                $ .90         $1.00

  Fourth Quarter
Common Shares                $1.75         $1.875


Fiscal Year 1997              High          Low
                              ----          ---
    First Quarter
Common Shares                $5.875        $2.50

    Second Quarter
Common Shares                $3.375        $1.50

    Third Quarter
Common Shares                $3.44         $0.68

    Fourth Quarter
Common Shares                $5.56         $1.34


     (b)  APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK

     As of March 15, 1999, a total of 7,990,999 of shares of the Company's Common Stock were outstanding and the number of holders of record of the Company's common stock at that date was approximately 200. However, the Company estimates that it has a significantly greater number of shareholders because a substantial number of the Company's shares are held in nominee names by the Company's market makers.

     (c)  DIVIDENDS

     Holders of common stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. No dividends on the common stock were paid by the Company during the periods reported herein nor does the Company anticipate paying dividends in the foreseeable future.

Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF  OPERATION.

     Results of Operations

     The Company has generated no substantial revenues from its operations and has been a development stage company since inception. Since the Company has not generated revenues and has never been in a profitable position, it operates with minimal overhead. The Company's primary activity for the next fiscal year will be to seek, investigate and, if such investigation warrants, acquire controlling interest in business opportunities presented to it by persons or firms who are involved in any appropriate business and wish to seek the advantages of being acquired by the Company. The Company would not restrict any acquisitions to the gold business but would examine any business which would be beneficial for its shareholders. The Company would be the surviving entity in each case. It is anticipated that the search for acquisition candidates would be a material focus of the Company in the next fiscal year.

     Liquidity and Capital Resources

     As of the end of the reporting period, the Company had no material cash or cash equivalents. There was no significant change in working capital during this fiscal year.

     Management feels that the Company has inadequate working capital to pursue any gold discoveries which can be commercially extracted from its lease properties. To develop these properties, the Company must utilize additional capital which it must acquire, either itself or with joint venture partners or investors. The Company has not entered into any agreement with a partner but expects to require additional financing for its properties. The Company will have negligible capital requirements prior to the decision to develop these areas. The timing for the development of any commercially feasible properties will be contingent upon the current price of gold rising to more commercially reasonable levels. The Company cannot predict when this will occur.

     The Company has no plans to pay dividends to its shareholders.

Item 7.   FINANCIAL STATEMENTS.

          The complete financial statements are included at Item 13 herein.

Item 8.   DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND  FINANCIAL
          DISCLOSURE.

          The Company did not have any disagreements on accounting and financial disclosures with its present accounting firm during the reporting period.

                                       PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The Directors and Executive Officers of the Company, their ages and positions held in the Company as of December 31, 1998 are as follows:

     NAME                     AGE                 POSITION HELD
     ----                     ---                 -------------
     Sanford Altberger        62             President

     Michael Raisch           47             Secretary-Treasurer and Director


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

     The Company had granted a stock option to Mr. Raisch, the current Secretary-Treasurer and a Director, for 75,000 common shares at $.02 per share until November 14, 2001. This option has not been exercised. As of the date hereof, the Company has no other options issued or outstanding. The Company has no retirement, pension, profit sharing, stock option, insurance or other similar programs.

                           SUMMARY COMPENSATION TABLE

              Annual Compensation                        Long Term Compensation
              -------------------                        ----------------------
                                                     Awards                Payouts
                                                     ------                -------
                                            Other
                                            Annual          Restricted          All
                                          Bonus Compen-       Stock          LTIP Other
                              Salary         sation           Award(s)     Options/Payouts
Name               Year         ($)        ($)    ($)         SARs(#)          ($)
----               ----       ------      -----  -----      ----------     ---------------
Sanford            1998       $-0-               (1)
Altberger          1997       $-0-
Chairman           1996       $-0-

Michael            1998       $5,000             (2)
Raisch             1997       $8,308
Treasurer          1996       $-0-


(1) Orovi Corporation, a private company controlled by Mr. Altberger, and one of the owners of Sedcore advanced loans to the Company from time to time for operational purposes. As of January 1, 1998, the Company owed Orovi Corporation $84,926. An additional $41,300 was advanced through December 31, 1998. The balance owed, plus accrued interest, was satisfied by the Company issuing 465,000 shares of its restricted common stock as payment of the debt.

(2) The Company issued 235,000 shares of its restricted common stock to Mr. Raisch for services.

Item 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The following sets forth the number of shares of the Registrant's $0.00001 par value common stock beneficially owned by (I) each person who, as of December 31, 1998, was known by the Company to own beneficially more than five percent (5%) of its common stock; (ii) the individual Directors of the Registrant and (iii) the Officers and Directors of the Registrant as a group. As of December 31, 1998, there were 7,990,999 common shares issued and outstanding.

Name and Address                       Amount and Nature                  Percent of
of Beneficial Owner                 of Beneficial Ownership(1)(2)           Class
-------------------                 -----------------------------         ----------
Orovi Corporation                          4,196,611                        46.68%
Suite 100
12385 E. Arapahoe Road,
Englewood, CO 80112

Sanford Altberger                                -0-
Suite 100
12385 E. Arapahoe Road,
Englewood, CO 80112

Michael Raisch                               235,000(3)                      2.61%
Suite 100
12385 E. Arapahoe Road,
Englewood, CO 80112

All Officers and Directors as              4,431,611                        49.29%
a Group (two persons)



(1)  All ownership is beneficial and on record, unless indicated otherwise.

(2) Beneficial owners listed above have sole voting and investment power with respect to the shares shown, unless otherwise indicated.

(3) Mr. Raisch has an option for 75,000 common shares at $.02 per share until November 14, 2001.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Orovi Corporation, a private company controlled by Mr. Altberger, and one of the owners of Sedcore advanced loans to the Company from time to time for operational purposes. As of January 1, 1998, the Company owed Orovi Corporation $84,926. An additional $41,300 was advanced through December 31, 1998. The balance owed, plus accrued interest, was satisfied by the Company issuing 465,000 shares of its restricted common stock as payment of the debt. The Company issued 235,000 shares of its restricted common stock to Mr. Raisch for services.

     The Company entered into a verbal agreement to rent office space from Orovi Corporation, effective September 1, 1997. The agreement calls for monthly payments of $1,000 per month. No payments have been made to date.

                                       PART IV

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K.

               (a) The following financial information is filed as part of this report:
                    (1)  FINANCIAL STATEMENTS

                             KALAN GOLD CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          Index to Financial Statements

                                                                                                     Page
                                                                                                     ----
Independent auditors' report.......................................................................  F-2

Balance sheet, December 31, 1998...................................................................  F-3

Statements of operations, for the years ended December 31, 1998 and 1997, and from January 1, 1993 (inception) through December 31, 1998 (unaudited) ...................  F-4

Statement of shareholders' deficit, Janaury 1, 1993 (inception)
     through December 31, 1998 (unaudited).........................................................  F-5

Statements of cash flows, for the years ended December 31, 1998 and 1997, and from January 1, 1993 (inception) through December 31, 1998 (unaudited) ...................  F-7

Notes to financial statements......................................................................  F-9


To the Board of Directors and Shareholders
Kalan Gold Corporation

                             INDEPENDENT AUDITORS' REPORT

We have audited the balance sheet of Kalan Gold Corporation (a development stage company) as of December 31, 1998 and the related statements of operations, shareholders' deficit and cash flows for the years ended December 31, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kalan Gold Corporation, as of December 31, 1998 and the results of its operations and cash flows for the years ended December 31, 1998 and 1997, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note H, the Company's net capital deficiency and a working capital deficit raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note H. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Cordovano and Harvey, P.C.
Denver, Colorado
March 26, 1999
                                        F-2

                             KALAN GOLD CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                                  Balance Sheet

                                December 31, 1998

                                     ASSETS

CASH ................................................................    $     487
FURNITURE AND EQUIPMENT, less accumulated depreciation
  of $2,585 (Note C) ................................................        2,861
                                                                         ---------
                                                                         $   3,348
                                                                         ---------
                                                                         ---------

                 LIABILITIES AND SHAREHOLDER'S DEFICIT
LIABILITIES
  Accounts payable ..................................................    $  40,950
  Accrued liabilities ...............................................        4,383
                                                                         ---------
                                                    TOTAL LIABILITIES       45,333
                                                                         ---------

SHAREHOLDERS' DEFICIT (Notes D&E)
  Preferred stock, $.10 par value; 1,000,000 shares authorized;
    -0- shares issued and outstanding ...............................            -
  Common stock, $.00001 par value; 100,000,000 shares authorized;
    7,990,999 shares issued and outstanding .........................           80
  Additional paid-in capital ........................................      392,341
  Unearned compensation..............................................      (48,000)
  Retained deficit ..................................................     (386,406)
                                                                         ---------
                                          TOTAL SHAREHOLDER'S DEFICIT      (41,985)
                                                                         ---------
                                                                         $   3,348
                                                                         ---------
                                                                         ---------


               See accompanying notes to the financial statements.
                                       F-3

                             KALAN GOLD CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                             Statement of Operations

                                                                                              January 1,
                                                                                                 1993
                                                                For The Years Ended           (inception)
                                                                    December 31,               Through
                                                            --------------------------       December 31,
                                                               1998            1997              1998
                                                            ----------      ----------       -----------
                                                                                             (unaudited)
COSTS AND EXPENSES
     Salaries and payroll taxes...................          $   55,204      $   91,933       $  173,240
     Compensation (Note E)........................                   -         129,500          129,500
     Professional fees............................              32,824          33,272           86,375
     General and administrative...................              24,361          43,414           77,354
     Depreciation.................................               1,161           1,160            2,585
                                                            ----------      ----------       ----------
                                    OPERATING LOSS            (113,550)       (299,279)        (469,054)
                                                            ----------      ----------       ----------
NON-OPERATING INCOME (EXPENSES)
     Interest expense.............................              (8,069)        (10,030)         (20,516)
     Gain on the sale of property (Note B)........                   -          86,041           86,041
     Gain on agreement termination (Note B).......               4,517          12,606           17,123
                                                            ----------      ----------       ----------
                          LOSS BEFORE INCOME TAXES            (117,102)       (210,662)        (386,406)

INCOME TAXES (Note F).............................                   -               -                -
                                                            ----------      ----------       ----------
                                          NET LOSS          $ (117,102)     $ (210,662)      $ (386,406)
                                                            ----------      ----------       ----------
                                                            ----------      ----------       ----------
Basic weighted average common shares
outstanding.......................................           7,383,917       7,074,375        3,597,590
                                                            ----------      ----------       ----------
                                                            ----------      ----------       ----------
Basic loss per common share.......................          $    (0.02)     $    (0.03)      $    (0.11)
                                                            ----------      ----------       ----------
                                                            ----------      ----------       ----------
Diluted weighted average common shares
outstanding.......................................           7,832,666       7,423,333        3,736,913
                                                            ----------      ----------       ----------
                                                            ----------      ----------       ----------
Diluted loss per common share.....................          $    (0.01)     $    (0.03)      $    (0.10)
                                                            ----------      ----------       ----------
                                                            ----------      ----------       ----------


               See accompanying notes to the financial statements.
                                       F-4



                                                          Preferred Stock       Common Stock      Additional
                                                         -----------------  --------------------   Paid-in    Outstanding
                                                         Shares  Par Value   Shares    Par Value   Capital      Options
                                                         ------  ---------  ---------  ---------  ----------  -----------
Balance, January 1, 1993 (inception)(Note A).......          -     $    -     553,499    $    6      418,949     $    -

Net income for the year ended 12/31/93.............          -          -           -         -            -          -
                                                         ------    ------   ---------    ------   ----------     ------
                         BALANCE, DECEMBER 31, 1993          -          -     553,499         6      418,949          -

Shares issued for services, at cost................          -          -   1,500,000        15            -          -

Net income for the year ended 12/31/94.............          -          -           -         -            -          -
                                                         ------    ------   ---------    ------   ----------     ------
                         BALANCE, DECEMBER 31, 1994          -          -   2,053,499        21      418,949          -

Capital contribution (Note B)......................          -          -           -         -        3,700          -

Net income for the year ended 12/31/95.............          -          -           -         -            -          -
                                                         ------    ------   ---------    ------   ----------     ------
                         BALANCE, DECEMBER 31, 1995          -          -   2,053,499        21      422,649          -

Termination of S corporation (Note D)..............          -          -           -         -     (422,023)         -

Shares issued for property acquisition (Note B)....          -          -   5,000,000        50       19,982          -

Capital contribution (Note B)......................          -          -           -         -        5,027          -

Net income for the year ended 12/31/96.............          -          -           -         -            -          -
                                                         ------    ------   ---------    ------   ----------     ------
                         BALANCE, DECEMBER 31, 1996          -          -   7,053,499        71       25,635          -


                                                                        Deficit
                                                                       Accumulated
                                                                          During
                                                           Deferred    Development
                                                         Compensation     Stage        Total
                                                         ------------  ------------  ---------
Balance, January 1, 1993 (inception)(Note A).......        $     -     $ (417,421)   $  1,534

Net income for the year ended 12/31/93.............              -           (336)       (336)
                                                           -------     ----------    --------
                         BALANCE, DECEMBER 31, 1993              -       (417,757)      1,198

Shares issued for services, at cost................              -              -          15

Net income for the year ended 12/31/94.............              -           (289)       (289)
                                                           -------     ----------    --------
                         BALANCE, DECEMBER 31, 1994              -       (418,046)        924

Capital contribution (Note B)......................              -              -       3,700

Net income for the year ended 12/31/95.............              -         (3,977)     (3,977)
                                                           -------     ----------    --------
                         BALANCE, DECEMBER 31, 1995              -       (422,023)        647

Termination of S corporation (Note D)..............              -        422,023           -

Shares issued for property acquisition (Note B)....              -              -      20,032

Capital contribution (Note B)......................              -              -       5,027

Net income for the year ended 12/31/96.............              -        (58,642)    (58,642)
                                                           -------     ----------    --------
                         BALANCE, DECEMBER 31, 1996              -        (58,642)    (32,936)


               See accompanying notes to the financial statements.

                             KALAN GOLD CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                       Statement of Shareholders' Deficit

              January 1, 1993 (inception) through December 31, 1998




                                                          Preferred Stock       Common Stock      Additional
                                                         -----------------  --------------------   Paid-in    Outstanding
                                                         Shares  Par Value   Shares    Par Value   Capital      Options
                                                         ------  ---------  ---------  ---------  ----------  -----------
Outstanding stock options (Note E)......................     -          -           -         -            -     129,500

Shares issued upon exercise of stock options (Note E)...     -          -      37,500         -          750           -

Net income for the year ended 12/31/97..................     -          -           -         -            -           -
                                                          ----     ------   ---------    ------   ----------   ---------
                              BALANCE, DECEMBER 31, 1997     -          -   7,090,999        71       26,385     129,500

Shares issued upon exercise of stock options (Note E)...     -          -     200,000         2        3,998           -

Shares issued to officer to repay advances, accrued
  interest and accrued rent (Note B)....................     -          -     465,000         5      154,913           -

Shares issued to officer to repay accrued salaries,
  accrued interest and deferred compensation (Note B)...     -          -     235,000         2       77,545           -

Cancellation of outstanding stock options (Note E)......     -          -           -         -      129,500    (129,500)

Net income for the year ended 12/31/98...................    -          -           -         -            -           -
                                                          ----     ------   ---------    ------   ----------   ---------
                               BALANCE, DECEMBER 31, 1998    -       $  -   7,990,999    $   80    $ 392,341   $       -
                                                          ----     ------   ---------    ------   ----------   ---------
                                                          ----     ------   ---------    ------   ----------   ---------


                                                                          Deficit
                                                                         Accumulated
                                                                            During
                                                             Deferred    Development
                                                           Compensation     Stage        Total
                                                           ------------  ------------  ---------
Outstanding stock options (Note E)......................           -              -      129,500

Shares issued upon exercise of stock options (Note E)...           -              -          750

Net income for the year ended 12/31/97..................           -       (210,662)    (210,662)
                                                           ---------     ----------    ---------
                              BALANCE, DECEMBER 31, 1997           -       (269,304)    (113,348)

Shares issued upon exercise of stock options (Note E)...           -              -        4,000

Shares issued to officer to repay advances, accrued
  interest and accrued rent (Note B)....................           -              -      154,918

Shares issued to officer to repay accrued salaries,
  accrued interest and deferred compensation (Note B)...     (48,000)             -       29,547

Cancellation of outstanding stock options (Note E)......           -              -            -

Net income for the year ended 12/31/98...................          -       (117,102)    (117,102)
                                                           ---------     ----------    ---------
                               BALANCE, DECEMBER 31, 1998  $ (48,000)    $ (386,406)   $ (41,985)
                                                           ---------     ----------    ---------
                                                           ---------     ----------    ---------


               See accompanying notes to the financial statements.

                             KALAN GOLD CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                             Statement of Cash Flows

                                                                                                 January 1,
                                                                                                    1993
                                                                     For The Years Ended        (inception)
                                                                         December 31,             Through
                                                                --------------------------      December 31,
                                                                   1998            1997             1998
                                                                ----------      ----------      ------------
                                                                                                (unaudited)
OPERATING ACTIVITIES
  Net loss..............................................        $ (117,102)     $ (210,662)     $ (386,406)
  Transactions not requiring cash:
    Depreciation........................................             1,161           1,160           2,585
    Amortization of notes payable.......................                 -           4,836           7,252
    Contributed services................................                 -               -           5,027
    Stock issued for other than cash....................            58,239               -          58,254
    Gain on agreement termination (Note B)..............            (4,517)        (12,606)        (17,123)
    Gain on sale of properties (Note B).................                 -         (86,041)        (86,041)
    Compensation related to stock options...............                 -         129,500         129,500

  Changes in current assets and current liabilities:
    Increase/(decrease) in accounts payable and other
      current liabilities...............................            16,438          26,905          45,333
                                                                ----------      ----------      ----------
                                      NET CASH (USED IN)
                                    OPERATING ACTIVITIES           (45,781)       (146,908)       (241,619)
                                                                ----------      ----------      ----------

INVESTING ACTIVITIES
  Purchase of equipment.................................                 -               -          (5,446)
  Proceeds from the sale of property (Note B)...........                 -         145,945         145,945
                                                                ----------      ----------      ----------
                          NET CASH PROVIDED BY (USED IN)
                                    INVESTING ACTIVITIES                 -         145,945         140,499
                                                                ----------      ----------      ----------

FINANCING ACTIVITIES
  Proceeds from exercise of stock options...............             4,000             750           4,750
  Proceeds from advances from affiliate.................            41,300         101,400         229,070
  Repayments to affiliate...............................                 -        (107,447)       (107,447)
  Principal payments on long-term debt..................                 -               -         (30,000)
  Capital contribution..................................                 -               -           3,700
                                                                ----------      ----------      ----------
                          NET CASH PROVIDED BY (USED IN)
                                    FINANCING ACTIVITIES            45,300          (5,297)        100,073
                                                                ----------      ----------      ----------


               See accompanying notes to the financial statements.

                             KALAN GOLD CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                             Statement of Cash Flows

                                                                                       January 1,
                                                                                          1993
                                                             For The Years Ended       (inception)
                                                                December 31,            Through
                                                           ----------------------     December 31,
                                                             1998         1997            1998
                                                           --------     ---------     ------------
                                                                                      (unaudited)
                             NET INCREASE IN CASH             (481)       (6,260)         (1,047)
Cash, beginning of period........................              968         7,228           1,534
                                                            ------      --------        --------
                              CASH, END OF PERIOD           $  487      $    968        $    487
                                                            ------      --------        --------
                                                            ------      --------        --------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
  Interest.......................................           $    -      $      -        $      -
                                                            ------      --------        --------
                                                            ------      --------        --------
  Income taxes...................................           $    -      $      -        $      -
                                                            ------      --------        --------
                                                            ------      --------        --------


NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the year ended December 31, 1998, the Company acquired or paid the following in exchange for common stock (see Notes B&D):

     1. Advances and accrued interest due an affiliate totaling $126,226 and $12,692, respectively;

     2. Accrued rent payable due an affiliate totaling $16,000;

     3. Salaries and accrued interest due an officer totaling $29,000 and $547, respectively;

     4. Unearned compensation to an officer totaling $48,000;

Effective December 31, 1998, the Company cancelled options to purchase 350,000 shares of the Company's common stock. As a result, the $129,500 recorded as outstanding stock options was reclassified to additional paid-in capital.

During 1998, the Company terminated its agreement with Esikiman. This transaction resulted in the elimination of $42,858 included in property acquisition costs and the related note payable to Esikiman of $45,647. After the write-off of the remaining discount on the note payable, the Company recorded a net gain of $4,517.

During 1997, the Company terminated its agreement with Ahanta. This transaction resulted in the elimination of $17,046 included in property acquisition costs and the related note payable to Ahanta of $28,220. After the write-off of the remaining discount on the note payable, the Company recorded a net gain of $12,606.

Amortized discount on the notes payable for the years ended December 31, 1998 and 1997 were $-0- and $4,836, respectively.

               See accompanying notes to the financial statements.

                               KALAN GOLD CORPORATION
                           (A DEVELOPMENT STAGE COMPANY)

                           NOTES TO FINANCIAL STATEMENTS

                                 December 31, 1998

NOTE A:  SIGNIFICANT ACCOUNTING POLICES AND NATURE OF ORGANIZATION

DEVELOPMENT STAGE

Kalan Gold Corporation (the "Company") is in the development stage in accordance with Statement of Financial Accounting Standards No. 7.

USE OF ESTIMATES

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH

Cash consists of federally insured amounts maintained in a checking account at a bank.

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

PROPERTY AND DEPRECIATION

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

                               KALAN GOLD CORPORATION
                           (A DEVELOPMENT STAGE COMPANY)

                           NOTES TO FINANCIAL STATEMENTS

                                 December 31, 1998

NOTE A:  SIGNIFICANT ACCOUNTING POLICES AND NATURE OF ORGANIZATION CONTINUED

STOCK-BASED COMPENSATION

SFAS No. 123, "Accounting for Stock-Based Compensation" was issued in October 1995. This accounting standard permits the use of either a fair value based method or the method defined in Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25") to account for stock-based compensation arrangements. Companies that elect to use the method provided in APB 25 are required to disclose pro forma net income and earnings per share that would have resulted from the use of the fair value based method. The Company has elected to continue to determine the value of stock-based compensation arrangements under the provisions of APB 25 and, accordingly, has included pro forma disclosures under SFAS No. 123 in Note E.

FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS 107, "Disclosure About Fair Value of Financial Instruments," requires certain disclosures regarding the fair value of financial instruments. The Company has determined, based on available market information and appropriate valuation methodologies, the fair value of its financial instruments approximates carrying value. The carrying amounts of cash, accounts payable, and other accrued liabilities approximate fair value due to the short-term maturity of the instruments.

EARNINGS PER COMMON SHARE

Effective December 31, 1997, SFAS 128 "Earnings per Share" requires a dual presentation of earnings per share-basic and diluted. Basic earnings per common share has been computed based on the weighted average number of common shares outstanding. Diluted earnings per share reflects the increase in weighted average common shares outstanding that would result from the assumed exercise of outstanding stock options. All prior periods presented have been restated to reflect the adoption of this standard.

                               KALAN GOLD CORPORATION
                           (A DEVELOPMENT STAGE COMPANY)

                           NOTES TO FINANCIAL STATEMENTS

                                 December 31, 1998

NOTE A:  SIGNIFICANT ACCOUNTING POLICES AND NATURE OF ORGANIZATION CONTINUED

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company has adopted the following new accounting pronouncements for the year ended December 31, 1998. There was no effect on the financial statements presented from the adoption of the new pronouncements. SFAS No. 130, "Reporting Comprehensive Income," requires the reporting and display of total comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," is based on the "management" approach for reporting segments. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS No. 131 also requires disclosure about the Company's products, the geographic areas in which it earns revenue and holds long-lived assets, and its major customers. SFAS No. 132, "Employers' Disclosures about Pensions and Other Post-retirement Benefits," which requires additional disclosures about pension and other post-retirement benefit plans, but does not change the measurement or recognition of those plans.

NATURE OF ORGANIZATION

The Company, formed to explore for natural gas, was incorporated on September 19, 1985 as Knight Natural Gas, Inc. in the State of Colorado. In December 1989, the Company ceased operations in the oil and gas business. Effective January 1, 1993, under new management, the Company began the search for and evaluation of privately owned operating companies. During 1996, the Company's board of directors changed the name of the Company to Kalan Gold Corporation. The Company was engaged in operations associated with the gold mining business after acquiring, on August 26, 1996, two gold mine concessions in the Republic of Ghana, which were assigned to the Company by Sedcore Exploration Company Limited ("Sedcore"). During 1997, the Company terminated the agreement to one of the concessions and in 1998 terminated the agreement related to the other concession. As of December 31, 1998 the Company had no operations.

On February 8, 1998 the Company had entered into an agreement with an affiliated corporation to provide technical advice regarding the building, constructing, and operation of the affiliate's gold milling, smelting, and refining facilities in the Philippines. This agreement was terminated in 1998.

                               KALAN GOLD CORPORATION
                           (A DEVELOPMENT STAGE COMPANY)

                           NOTES TO FINANCIAL STATEMENTS

                                 December 31, 1998

NOTE B:  RELATED PARTY TRANSACTIONS

In August 1996, the Company acquired, from Sedcore Exploration ("Sedcore"), mining concessions in Ghana ("Ahanta" and "Esikiman") and the related notes payable to the owners of the concessions in exchange for 5,000,000 shares of the Company's common stock. This transaction resulted in Sedcore becoming a 71% owner of the Company's outstanding common and voting shares. Sedcore retained the obligation to incur exploration and related costs associated with the development of the concessions, therefore no amounts related to those expenditures are recorded in the financial statements of the Company. As of December 31, 1998 the agreements related to the mining concessions had been terminated.

During 1995 and 1996, certain shareholders of the Company made contributions to the Company in the form of professional services. The value of these services totaled $3,700 and $5,027, respectively, and is included in the accompanying financial statements as contributed capital.

On February 18, 1997, the Company entered into a joint venture agreement with Trio Gold Corp. ("Trio"), whose President was also a director of the Company.
 For a 50% participating interest in the Company's share of the Ahanta and Esikiman mining concessions, Trio paid the Company $145,945 and agreed to pay on behalf of Sedcore, $310,000 in expenditures related to the geological and exploratory costs and operate the concessions. Trio also agreed to reimburse an affiliate of the Company $74,000 for exploration costs expended prior to the closing of the agreement. The Company recorded a gain of $86,041 on the sale of 50% of the $119,808 deferred costs ($59,904) associated with the properties. Concurrent with the Company's termination of both of the mining concessions (see the following discussion), the agreement with Trio was also terminated.

During the fourth quarter of 1997, management contemplated the merits of terminating the Ahanta agreement. On March 18, 1998, the Company formally terminated its agreement with Ahanta, As a result, the Company wrote-off property acquisition costs of $17,046 and the note payable to Ahanta totaling $30,000 (including $348 unamortized discount). The formal termination of this agreement occurred subsequent to December 31, 1997 however, management determined the event was significant and therefore recognized the gain on termination of this agreement totaling $12,606 in the year ended December 31, 1997.

                               KALAN GOLD CORPORATION
                           (A DEVELOPMENT STAGE COMPANY)

                           NOTES TO FINANCIAL STATEMENTS

                                 December 31, 1998

NOTE B:  RELATED PARTY TRANSACTIONS CONTINUED

In April 1998, the Company was given an option to extend its agreement with Esikiman. As of December 31, 1997, the Company had recorded a deferred gain of $4,517 in anticipation of not exercising its option to renew the agreement in 1998. Accordingly, management decided not to pursue its option to extend the agreement, therefore, for the year ended December 31, 1998; the Company recognized the deferred gain of $4,517 on the termination of the agreement. The property acquisition costs and outstanding balance on the note payable to Esikiman were $42,858 and $45,647, respectively. After giving effect to the unamortized discount on the note, the net gain for the year ended December 31, 1998 was $4,517.

As of January 1, 1998, the Company owed an affiliate $84,926 for short-term cash advances made during prior years. The affiliate also advanced an
additional $41,300 in 1998 for working capital purposes.   The balance of
$126,226 and related accrued interest totaling $12,692 due to the affiliate was satisfied with the Company issuing 465,000 shares of its restricted common stock to the affiliate as payment for the debt.

The Company entered into a verbal agreement to rent office space from the affiliate effective September 1, 1997. The agreement calls for monthly payments of $1,000. As of December 31, 1998, the Company has accrued $16,000, which was also satisfied with the issuance of the 465,000 shares described above.

The Company issued 235,000 shares of its restricted common stock to an officer of the Company as payment for past and future services. The past services totaled $29,000 and have been recorded in the financial statements as compensation expense. Related accrued interest on the services totaled $547. The future services totaled $48,000 and have been recorded in the financial statements as unearned compensation, a component of shareholders' equity.

                               KALAN GOLD CORPORATION
                           (A DEVELOPMENT STAGE COMPANY)

                           NOTES TO FINANCIAL STATEMENTS

                                 December 31, 1998

NOTE C:  FURNITURE AND EQUIPMENT

Furniture and equipment consisted of the following at December 31, 1998:

Furniture ....................................................     $ 4,909
Equipment ....................................................         537
                                                                   -------
                                                                     5,446
Less accumulated depreciation.................................      (2,585)
                                                                   -------
                                                                   $ 2,861
                                                                   -------
                                                                   -------


Depreciation expense for the years ended December 31, 1998, 1997 and inception (January 1, 1993) through December 31, 1998 totaled $1,161, $1,160, and $2,585, respectively.

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

                               KALAN GOLD CORPORATION
                           (A DEVELOPMENT STAGE COMPANY)

                           NOTES TO FINANCIAL STATEMENTS

                                 December 31, 1998

NOTE E:  STOCK OPTIONS

1996

On November 14, 1996, the Company granted non-compensatory options for
312,500 shares of its common stock to officers of the Company.   The options
which are vested and exercisable as of the grant date, allow the officers of the Company to purchase 37,500; 75,000; 75,000; and 125,000 shares of common stock at $.02 per share. The Company's common stock did not begin trading in the public market until January 1997, therefore the exercise price of $.02 per share on the date of grant approximated management's estimate of the fair value of the Company's common stock. The options expire on November 14, 2001. During 1998 and 1997, 200,000 and 37,500 options were exercised, respectively. At December 31, 1998, 75,000 are outstanding.

1997

On December 24, 1997 the Company granted compensatory options for 350,000 shares, exercisable for $1.00 per share of its common stock to officers and
directors of the Company.   All 350,000 options were cancelled effective
December 31, 1998.

As of December 24, 1997 the fair market value of the Company's common stock as determined by a national quotation system, was $1.37. In accordance with APB 25, the Company recognized $129,500 of compensation expense related to the fully vested stock options exercisable at $1.00, granted December 24, 1997. Following the cancellation of the options, the $129,500 recorded in equity as outstanding stock options was reclassified to additional paid-in capital.

SUMMARY

A summary of the status of the Company's stock option awards as of December 31, 1998, and the changes during the period ended December 31, 1998 and 1997 is presented below:

                     Fixed Options                           Number
          -----------------------------------               --------
          Outstanding at January 1, 1997.....                312,500
          Granted ...........................                350,000
          Exercised .........................                (37,500)
          Canceled ..........................                      -
                                                            --------
          Outstanding at December 31, 1997...                625,000
                                                            --------
                                                            --------
          Granted ...........................                     -
          Exercised .........................               (200,000)
          Canceled ..........................               (350,000)
                                                            --------
          Outstanding at December 31, 1998...                 75,000
                                                            --------
                                                            --------


                               KALAN GOLD CORPORATION
                           (A DEVELOPMENT STAGE COMPANY)

                           NOTES TO FINANCIAL STATEMENTS

                                 December 31, 1998

NOTE E:  STOCK OPTIONS CONTINUED

The weighted average exercise price per share for the 75,000 outstanding options at December 31, 1998 was $.02.

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

Based on the use of the Black-Scholes option pricing model, the fair value of the stock options granted during 1997 was $ .897. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. Option valuation models also require the input of highly subjective assumptions such as expected option life and expected stock price volatility.
 Because the Company's stock-based awards have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, the Company believes that the existing option valuation models do not necessarily provide a reliable single measure of the fair value of its stock-based awards.

The required pro forma and additional information is presented below:

                                                                      1997
                                                      ---------------------------------
                                                        As Reported          Pro Forma
                                                      ----------------      -----------
Net loss                                              $      (210,662)      $ (395,112)
Basic loss per share                                  $          (.03)      $     (.06)
Diluted loss per share                                Less than $(.01)      $     (.01)

BLACK-SCHOLES OPTION PRICE MODEL ASSUMPTIONS:
Risk-free interest rate                                                     5.3750%
Expected life (years)                                                       5
Volatility                                                                  63.73%
Dividend yield                                                              None
Fair value of $1.00 options                                                 $ .897


                               KALAN GOLD CORPORATION
                           (A DEVELOPMENT STAGE COMPANY)

                           NOTES TO FINANCIAL STATEMENTS

                                 December 31, 1998

Note F:  INCOME TAXES

A reconciliation of the U.S. statutory federal income tax rate to the effective tax rate follows for the years ended December 31, 1998 and 1997:

                                                                         January 1,
                                                                            1993
                                                                         (Inception)
                                                   December 31,           Through
                                                ------------------      December 31,
                                                 1998        1997          1998
                                                ------      ------      ------------
U.S. statutory federal rate ................     23.94%      30.63%        34.00%
State income tax rate,
   net of federal benefit ..................      3.80%       3.47%         3.30%
Net operating loss for which no tax
   benefit is currently available ..........    (27.74%)    (34.10%)      (37.30%)
                                                ------      ------        ------
                                                     -%          -%            -%
                                                ------      ------        ------
                                                ------      ------        ------


At December 31, 1998 and 1997, deferred taxes consisted of the following:

                                             December 31,
                                       ------------------------
                                          1998          1997
                                       ---------      ---------
Deferred tax assets,
  Net operating loss...............    $ 141,754      $ 109,263
Valuation allowance................     (141,754)      (109,263)
                                       ---------      ---------
  Net deferred taxes...............    $       -      $       -
                                       ---------      ---------
                                       ---------      ---------


The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The change in the valuation allowance for the years ended December 31, 1998 and 1997 totaled $32,491 and $71,833, respectively. The net operating loss carryforward expires through the year 2018.

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

                               KALAN GOLD CORPORATION
                           (A DEVELOPMENT STAGE COMPANY)

                           NOTES TO FINANCIAL STATEMENTS

                                 December 31, 1998

Note F:  INCOME TAXES, CONTINUED

Should the Company undergo an ownership change as defined in Section 382 of the Internal Revenue Code, the Company's tax net operating loss carryforwards generated prior to the ownership change will be subject to an annual limitation which could reduce or defer the utilization of these losses.

NOTE G:  OTHER TRANSACTIONS

On October 28, 1998, the Company issued 1,300,000 shares of its $.00001 par value restricted common stock in exchange for the license rights to four gold properties. On March 31, 1999, the transaction was rescinded, therefore, the rights were returned and the shares were cancelled as of October 28, 1998. Accordingly, the accounting for the transaction was reversed and the transaction does not appear in the Company's books.

On October 28, 1998, the Company issued 1,000,000 shares of its $.00001 par value restricted common stock in exchange for services valued at a cost of $50,000 as determined by the board of directors. On April 10, 1999, the transaction was rescinded as of October 28, 1998 as the services did not provide a benefit to the Company. Accordingly, the accounting for the transaction was reversed and the transaction does not appear in the Company's books.

On November 30, 1998, the Company entered into a letter of intent to acquire 100 percent of the issued and outstanding common shares of the wholly-owned subsidiary of Popbridge Industrial Limited (PIL), a manufacturing company located in Hong Kong. In exchange, the Company would issue 15,000,000 shares of its $.00001 par value common stock. In addition, the Company needed a third party commitment to raise $2.5 million following the closing of the transaction. In January 1999, the Company rescinded the letter of intent.

NOTE H:  GOING CONCERN

As of December 31, 1998, the Company had a net capital deficiency and a working capital deficit, which raises substantial doubt about its ability to continue as a going concern. The Company plans to continue as a shell corporation that will seek, investigate and, if such investigation warrants, acquire a controlling interest in various business opportunities. In addition, from time to time certain officers infuse cash for working capital purposes on an as-needed basis. There is no assurance that the Company will achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                               KALAN GOLD CORPORATION
                           (A DEVELOPMENT STAGE COMPANY)

                           NOTES TO FINANCIAL STATEMENTS

                                 December 31, 1998

NOTE I:  SUBSEQUENT EVENT

In January 1999, the Company entered into a letter of intent to acquire 100 percent of the issued and outstanding common shares of Animated Electronic Industries Sdn Bhd (AEI), a private Malaysian company, in exchange for approximately 94 percent of the ownership of the Company, subject to the completion of due diligence by both parties, the approval of the shareholders of both companies, and the divestiture of the assets and liabilities of the Company. The letter of intent expires 60 days from March 23, 1999.

                    (2)  SCHEDULES
                    (3) EXHIBITS. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

                                                             Exhibit number to
Item 601                                                    Registration Statement
Exhibit No.    Description                                      on Form 10-SB
-----------    -----------                                  ----------------------
 *  3A         Articles of Incorporation
 *  3B         Articles of Amendment
 *  3C         Bylaws
 *  3D         Articles of Amendment to change name to
               KALAN GOLD CORPORATION.
 * 10A         August 26, 1996 Purchase Agreement for
               defined assets and liabilities of SEDCORE
               EXPLORATION COMPANY LIMITED
 * 10B         Agreement between the Company and Asean
               Gold Industries, Inc.


*Previously Filed

               (b) REPORTS ON FORM 8-K. The Company filed two reports on Form 8-K during the fourth quarter of the fiscal year ended
          December 31, 1998. One report was filed on November 3, 1998. The other report was filed on November 30, 1998.

                                    SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       Kalan Gold Corporation


Dated: 4/12/99                         By:     /s/ Sanford Altberger
                                          -------------------------------------
                                                   Sanford Altberger
                                          President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                                       CHIEF FINANCIAL AND ACCOUNTING OFFICER


Dated: 4/12/99                         By:        /s/ Michael Raisch
                                          -------------------------------------
                                                       Michael Raisch
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

 * 10B      Agreement between the Company and Asean Gold Industries, Inc.


*Previously Filed