Form 10QSB
period 1999-03-31
KALAN GOLD CORP
filed 1999-05-17
CIK 940516

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 1999                  Commission File Number 0-25658



                             Kalan Gold Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            COLORADO                                    84-1357927
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

Tower II, Suite 100, 12835 E. Arapahoe Road,  Englewood, Colorado    80112
--------------------------------------------------------------------------------
       (Address of principal executive offices)                    (Zip code)

                                 (303) 706-1606
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report.)



Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes  X   No
                                                    -----   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock,  $.00001 par value                 94,990,999
--------------------------------------------------------------------------------
           Class                    Number of shares outstanding at May 13, 1999


                    This document is comprised of 9 pages.

FORM 10-QSB
1ST QUARTER


                                     INDEX

                                                                         Page
                                                                         ----
PART I - FINANCIAL INFORMATION

  ITEM 1.  FINANCIAL STATEMENTS *

  Condensed balance sheet - March 31, 1999 (Unaudited) ................    3

  Condensed statements of operations - Three months ended
    March 31, 1999 and March 31, 1998  (Unaudited) ....................    4

  Condensed statements of cash flows - Three months ended
    March 31, 1999 and March 31, 1998 (Unaudited) .....................    5

  Notes to condensed financial statements (Unaudited) .................    6

  ITEM 2.  PLAN OF OPERATION ..........................................    7

PART II - OTHER INFORMATION ...........................................    7

  ITEM 1.  LEGAL PROCEEDINGS
  ITEM 2.  CHANGES IN SECURITIES
  ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5.  OTHER INFORMATION
  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  SIGNATURES ..........................................................    8


* The accompanying financial statements are not covered by an independent Certified Public Accountant's report.

PART I.  ITEM 1.  FINANCIAL INFORMATION

                             KALAN GOLD CORPORATION
                          (A Development Stage Company)

                             Condensed Balance Sheet

                                 March 31, 1999

CASH............................................................          $   1,587
FURNITURE AND EQUIPMENT, NET....................................              2,571
                                                                          ---------
                                                    TOTAL ASSETS              4,158
                                                                          ---------
                                                                          ---------

                     LIABILITIES AND SHAREHOLDERS' DEFICIT

LIABILITIES
   Accounts payable.............................................          $  44,038
   Accrued liabilities..........................................                750
   Advance from affiliate (Note B)..............................             10,000
   Due to affiliate (Note B)....................................              3,000
                                                                          ---------
                                               TOTAL LIABILITIES             57,788
                                                                          ---------

SHAREHOLDERS' EQUITY (DEFICIT)
   Preferred stock, $.10 par value, 1,000,000 shares authorized,
      -0- shares issued and outstanding.........................                 -
   Common stock, $.00001 par value, 100,000,000 shares
      authorized, 7,990,999 shares issued and outstanding.......                 80
   Additional paid-in capital...................................            392,341
   Deferred compensation........................................            (36,000)
   Deficit accumulated during development stage.................           (410,051)
                                                                          ---------
                                     TOTAL SHAREHOLDERS' DEFICIT            (53,630)
                                                                          ---------
                                                                          $   4,158
                                                                          ---------
                                                                          ---------


            See accompanying notes to condensed financial statements

                             KALAN GOLD CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                       Condensed Statements of Operations

                                                                                       January 1, 1993
                                                                                         (inception)
                                                                 March 31,                Through
                                                      ----------------------------        March 31,
                                                         1999              1998             1999
                                                      -----------      -----------     --------------
COSTS AND EXPENSES
   General and administrative ....................    $    23,354      $    18,830       $   360,324
   Stock option expense ..........................              -                -           129,500
   Depreciation ..................................            290              754             2,875
                                                      -----------      -----------       -----------
                     INCOME (LOSS) FROM OPERATIONS        (23,644)         (19,584)         (492,699)

OTHER INCOME (EXPENSE)
   Gain on sale and termination of agreement .....              -                -           103,164
   Interest expense ..............................              -            1,941           (20,516)
                                                      -----------      -----------       -----------
                                 NET INCOME (LOSS)    $   (23,644)     $   (21,525)         (410,051)
                                                      -----------      -----------       -----------
                                                      -----------      -----------       -----------

                            BASIC WEIGHTED AVERAGE
                               SHARES  OUTSTANDING      7,290,999        7,198,333         3,773,327
                                                      -----------      -----------       -----------
                                                      -----------      -----------       -----------

                            BASIC (LOSS) PER SHARE    $       *        $       *         $      (.11)
                                                      -----------      -----------       -----------
                                                      -----------      -----------       -----------

                          DILUTED WEIGHTED AVERAGE
                                SHARES OUTSTANDING      7,290,999        7,198,333         3,773,327
                                                      -----------      -----------       -----------
                                                      -----------      -----------       -----------

                          DILUTED (LOSS) PER SHARE    $       *        $       *         $      (.11)
                                                      -----------      -----------       -----------
                                                      -----------      -----------       -----------


* Less than $(.01) per share

            See accompanying notes to condensed financial statements

                             KALAN GOLD CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                       Condensed Statements of Cash Flows

                                                                                       January 1, 1993
                                                                                         (inception)
                                                                 March 31,                Through
                                                      ----------------------------        March 31,
                                                         1999              1998             1999
                                                      -----------      -----------     --------------
                                NET CASH (USED IN)
                              OPERATING ACTIVITIES      $  (8,900)       $ (14,531)       $(250,519)
                                                        ---------        ---------        ---------

INVESTING ACTIVITIES
  Purchase of equipment ..........................              -                -           (5,446)
  Proceeds from sale of property .................              -                -          145,945
                                                        ---------        ---------        ---------
                              NET CASH PROVIDED BY
                               INVESTING ACTIVITES              -                -          140,499
                                                        ---------        ---------        ---------

FINANCING ACTIVITIES
   Proceeds from stock options exercised .........              -            4,000            4,750
   Proceeds from advances from affiliate .........         10,000           12,100          239,070
   Repayments to affiliate .......................              -                -         (107,447)
   Principal payments on long-term debt ..........              -                -          (30,000)
   Capital contribution ..........................              -                -            3,700
                                                        ---------        ---------        ---------
                              NET CASH PROVIDED BY
                              FINANCING ACTIVITIES         10,000           16,100          110,073
                                                        ---------        ---------        ---------
NET INCREASE IN CASH .............................          1,100            1,569               53
Cash, beginning of period ........................            487              968            1,534
                                                        ---------        ---------        ---------
CASH, END OF PERIOD ..............................      $   1,587        $   2,537        $   1,587
                                                        ---------        ---------        ---------
                                                        ---------        ---------        ---------

            See accompanying notes to condensed financial statements

                             KALAN GOLD CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 March 31, 1999

NOTE A:  BASIS OF PRESENTATION

The financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its annual 10-KSB report dated December 31, 1998 and should be read in conjunction with the notes thereto.

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

NOTE B:  RELATED PARTY TRANSACTIONS

The Company entered into a verbal agreement to rent office space from the affiliate effective September 1, 1997. The agreement calls for monthly payments of $1,000. As of March 31, 1999 the Company has accrued $3,000, which is included in the accompanying financial statements as due to affiliate.

As of March 31, 1999, the Company owed an affiliate $10,000 for short-term cash advances made during the three months ended March 31, 1999, for working capital purposes. The total $10,000 is recorded in the financial statements as advance from affiliate.

NOTE C:  SHAREHOLDERS' EQUITY (DEFICIT)

At December 31, 1998 the Company recorded deferred compensation to an officer of $48,000. During the three months ended March 31, 1999, the Company recorded compensation expense of $12,000, reducing the amount deferred at March 31, 1999 to $36,000.

NOTE D:  INCOME TAXES

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the three months ended March 31, 1999 resulting in a deferred tax asset, which was fully allowed for, therefore the net benefit and expense result in $0 income taxes.

NOTE E:  EARNINGS PER SHARE

Diluted earnings per share do not include the increase in weighted average shares outstanding that would result from the assumed exercise of outstanding stock options, as the shares are anti-dilutive for all periods presented. Had these shares been included in the calculation, diluted weighted average common shares outstanding would have increased to 8,065,999, 7,715,000, and 3,900,743 for the three months ended March 31, 1999, the three months ended March 31, 1998 and for the period January 1, 1993 (inception) through March 31, 1999, respectively.

NOTE F:  SUBSEQUENT EVENT

On April 21, 1999, the Company acquired 100% of Animated Electronic Industries Sdn Bhd, a private Malaysian company ("AEI"), in exchange for 87,000,000 shares of the Company's common stock. Concurrent with the merger of the Company with AEI, the Company has commenced operations and is no longer in the development stage.

PART I. ITEM 2. PLAN OF OPERATION

                             KALAN GOLD CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)


PLAN OF OPERATION

Concurrent with the Registrant's acquisition of Animated Electronic Industries, a Malaysian company, the Registrant commenced operations in the telecommunications industry. The Registrant also increased the board of directors by appointing three individuals affiliated with AEI. During the next twelve months the Registrant plans to focus on providing communications services throughout the country of Malaysia.

RESULTS OF OPERATIONS

No income producing operations were conducted during the most recent quarter. All operations of the Registrant will be those of AEI, and are attributable to the Registrant subsequent to the most recent fiscal quarter. Expenses, since year end and in the current quarter, consisted of rent, salaries, accounting and audit fees, transfer agent costs, and depreciation.

FINANCIAL CONDITION

There were no material changes to the Company's financial condition during the three months ended March 31, 1999. All development stage activity was funded, in the form of cash working capital advances, by a major shareholder and officer of the Company.

Subsequent to March 31, 1999, the Registrant completed an acquisition with a Malaysian operating company, which the Registrant believes will provide positive cash flow from operations. The registrant is anticipating a $50 million private placement of its securities during 1999. There is no guarantee that the Registrant will generate positive income and cash flow from its operations or will it be successful in its attempts to raise additional capital.

PART II - OTHER INFORMATION

Items 1 Through 5 - No response required.

Item 6 - Exhibits and reports on Form 8-K.

         (a)  Exhibits

                  27*  Financial Data Schedule.

         (b) Reports on Form 8-K were filed on:

                  April 21, 1999 - Changes in control of registrant, acquisition of AEI, and change in directors.

                                   SIGNATURES


The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three months ended March 31, 1999 have been included.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       KALAN GOLD CORPORATION.
                                           (Registrant)


DATE: May 14, 1999                     BY:
     -------------------                  ----------------------
                                          Patrick Soon-Hock Lim
                                          President, Chief Executive Officer
                                          and Director


DATE: May 14, 1999                     BY:
     -------------------                  ----------------------
                                          Sanford Altberger
                                          Director