Form 10QSB
period 1999-06-30
KALAN GOLD CORP
filed 1999-08-23
CIK 940516

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB


(MARK ONE)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR QUARTERLY PERIOD ENDED JUNE 30, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO
      ______________


                         COMMISSION FILE NUMBER 0-25658


                             Kalan Gold Corporation
             (Exact name of registrant as specified in its charter)


         COLORADO                                       84-1357927
 (State or other jurisdiction of              (IRS Employer Identification No.)
  incorporation or organization)


          No. 60A, Jalan 19/3, 46300 Petaling Jaya, Selangor, Malaysia
                    (Address of principal executive offices)


                                011 603 756-5082
              (Registrant's telephone number, including area code)


       Tower II, Suite 100, 12835 E. Arapahoe Road, Englewood, Colorado 80112
                   (Former name, former address and former fiscal
                        year, if changed since last report)


Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     x       No
      -----           -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common stock, $.00001 par value                           94,990,999
             Class                                Number of shares outstanding
                                                      at August 23, 1999

FORM 10-QSB
2ND QUARTER


                                      INDEX

                                                                                                Page
                                                                                                ----

PART I   -  FINANCIAL INFORMATION

    ITEM 1.   FINANCIAL STATEMENTS *

    Condensed consolidated balance sheet as at  June 30, 1999 (Unaudited).........................  3

    Condensed consolidated statement of operations for the three months ended
    June 30, 1999 and June 30, 1998 and the six month periods ended June 30, 1999 and June 30, 1998 (Unaudited) ................................................................  4

    Condensed consolidated statements of cash flows for the six months ended
    June 30, 1999 and June 30, 1998 (Unaudited) ..................................................  5

    Notes to condensed consolidated financial statements (Unaudited) .............................  6


    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.................................................  7


PART II - OTHER INFORMATION

    ITEM 1.   LEGAL PROCEEDINGS................................................................... 11
    ITEM 2.   CHANGES IN SECURITIES............................................................... 12
    ITEM 3.   DEFAULTS UPON SENIOR SECURITIES..................................................... 12
    ITEM 4.   SUBMISSION OF MATTERS TO A VOTE..................................................... 12
    ITEM 5.   OTHER INFORMATION................................................................... 12
    ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.................................................... 12

    SIGNATURES.................................................................................... 13



* The accompanying financial statements are not covered by an independent Certified Public Accountant's report.

PART I.  ITEM. 1.  FINANCIAL INFORMATION

                                              KALAN GOLD CORPORATION

                                       Condensed Consolidated Balance Sheet
                                                    (Unaudited)

                                                                                                  June 30, 1999
                                                                                               -------------------
                                              ASSETS                                                    $
     CURRENT ASSETS
             Cash and cash equivalents                                                                    3,987
             Accounts receivable, net                                                                   676,289
             Other accounts receivable                                                                2,303,390
             Inventories                                                                                  6,750
                                                                                               -------------------
                  Total current assets                                                                2,990,416

     FIXED ASSETS
             Office and telecommunication equipment, net                                                552,626

     INTANGIBLE ASSET
              Goodwill on consolidation                                                                 545,834
                                                                                               -------------------
                  Total Assets                                                                        4,088,876
                                                                                               -------------------
                                                                                               -------------------

                               LIABILITIES AND SHAREHOLDERS' EQUITY

     CURRENT LIABILITIES
             Accounts Payable                                                                            10,947
             Other accounts payable                                                                     312,422
             Accrued Interest/related party                                                              34,578
             Due to Directors/related party                                                             553,269
             Current portion of hire purchase payable                                                     7,598
                                                                                               -------------------
                  Total current liabilities                                                             918,814

     LONG TERM LIABILITIES
             Hire purchase payable                                                                      124,453
                                                                                               -------------------
                  Total liabilities                                                                   1,043,267
                                                                                               -------------------

     Minority Interest                                                                                  656,304

     SHAREHOLDERS' EQUITY
             Preferred stock, $0.10 par value, 1,000,000 shares authorized,                                   -
                  -0- shares issued and outstanding
             Common stock, $.00001 par value, 100,000,000 shares
                  authorized,  94,990,999 shares issued and outstanding                               2,319,587
             Retained earnings                                                                           37,680
                                                                                               -------------------
                  Total shareholders' equity                                                          2,357,267

             Cumulative translation adjustment                                                           32,038
                                                                                               -------------------
                  Total liabilities and shareholders' equity                                      $   4,088,876
                                                                                               -------------------
                                                                                               -------------------

          See accompanying notes to condensed consolidated financial statements

                                              KALAN GOLD CORPORATION

                                  Condensed Consolidated Statement of Operations
                                                    (Unaudited)

                                                               Three Months Ended                     Six Months Ended
                                                         June 30, 1999     June 30, 1998        June 30, 1999      June 30, 1998
                                                        ---------------   --------------       ---------------    ---------------
                                                                $                $                    $                   $
REVENUE :
        Net Sales                                               454,670           14,389               702,756          183,422
        Gain on disposal of assets                                    -           10,527                41,522          114,369
                                                        ---------------   --------------       ---------------    ---------------
        Total revenue                                           454,670           24,916               744,278          297,791
                                                        ---------------   --------------       ---------------    ---------------

COSTS AND EXPENSES :
        Costs of sales                                                -            9,661                86,849           56,344
        Sales and marketing                                       6,459            2,970                 7,705            9,770
        Depreciation and amortization                            59,946                -                71,443                -
        General administration                                   22,537           44,013               125,763           86,237
        Interest and others                                      34,578          184,101                34,578          186,283
                                                        ---------------   --------------       ---------------    ---------------
              Total costs and expenses                          123,520          240,745               326,338          338,634
                                                        ---------------   --------------       ---------------    ---------------

Income (loss) before minority interest and income               331,150         (215,829)               417,940         (40,843)
  taxes
Minority interest                                                47,787           87,714                71,707           20,745
                                                        ---------------   --------------       ---------------    ---------------
Income(loss) before income taxes                                283,363         (128,115)               346,233         (20,098)

Income taxes                                                          -                -                     -                -
                                                        ---------------   --------------       ---------------    ---------------
Net income (loss) before comprehensive income (loss)            283,363         (128,115)               346,233         (20,098)

Comprehensive income - translation adjustment                         -           (5,692)                10,428            (893)
                                                        ---------------   --------------       ---------------    ---------------
              Net Income                                        283,363         (133,807)               356,661         (20,991)
                                                        ---------------   --------------       ---------------    ---------------

Net income (loss) per share - Basic                      $            *    $        (.02)        $           .01     $        *
                                                        ---------------   --------------       ---------------    ---------------
                                                        ---------------   --------------       ---------------    ---------------

Average number of common shares outstanding                  94,990,999        7,290,999            51,490,999        7,244,666
                                                        ---------------   --------------       ---------------    ---------------
                                                        ---------------   --------------       ---------------    ---------------

* Less than $0.01 per share

        See accompanying notes to condensed consolidated financial statements

                                            KALAN GOLD CORPORATION

                               Condensed Consolidated Statements of Cash Flows
                                                 (Unaudited)

                                                                                         Six Months Ended
                                                                                 June 30, 1999      June 30, 1998
                                                                                ----------------  -----------------
                                                                                       $                 $
  CASH FLOWS FROM OPERATING ACTIVITIES
                Net cash provided by (used in) operating activities               $     (58,649)     $  (133,533)
                                                                                ----------------  -----------------

  CASH FLOWS FROM INVESTING ACTIVITIES
         Purchase of assets                                                                   -         (132,694)
         Proceeds from sale of assets                                                    79,881                -
         Proceeds from sale of investment                                                     -           34,737
                                                                                ----------------  -----------------
                Net cash provided by investing activities                                79,881          (97,957)
                                                                                ----------------  -----------------

  CASH FLOWS FROM FINANCING ACTIVITIES
         (Payments) / Proceeds from advances from directors                              (7,183)         257,845
         Payment to hire purchase payable                                               (10,399)         (27,133)
                                                                                ----------------  -----------------
                Net cash provided by (used in) financing activities                      (3,216)         230,712
                                                                                ----------------  -----------------

  NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    3,650             (778)
  Cash, beginning of period                                                                 337              112
                                                                                ----------------  -----------------
  Cash, end of period                                                             $       3,987       $     (666)
                                                                                ----------------  -----------------
                                                                                ----------------  -----------------


        See accompanying notes to condensed consolidated financial statements

                             KALAN GOLD CORPORATION

           NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENT

                                  JUNE 30, 1999
                                   (UNAUDITED)



BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statement includes the accounts of Animated Electronic Industries Sdn. Bhd. ("AEI"), and its 60% owned subsidiary, Perwimas Telecommunications Sdn. Bhd. ("PTSB"). All significant intercompany accounts and transactions have been eliminated in consolidation. As a result of the reverse acquisition of Kalan Gold Corporation (the "Registrant") by AEI, AEI became a wholly owned subsidiary of the Registrant. This acquisition has been treated as a recapitalization of AEI with AEI as the acquiror (reverse acquisition). The consolidated condensed financial statements are the financial statements of AEI.

The unaudited condensed consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all the information and note disclosures required by generally accepted accounting principles for complete financial statements. The interim condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the year ended December 31, 1998, included in the Company's Form 8-K filed with the Securities and Exchange Commission on July 2, 1999.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim period presented have been made. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year.

The financial statement has been prepared on the basis that the Registrant is a going concern. Financial data presented herein are unaudited, pursuant to the rules and regulations of the Securities and Exchange Commission.

ACQUISITION

On April 20, 1999, the Registrant acquired 100% of the issued and outstanding capital stock of AEI, a private Malaysian Company, in exchange for 87,000,000 shares of the Registrant's common stock. Concurrent with the acquisition of AEI, the Registrant has commenced operations in providing multimedia communication services and Registrant is no longer in the development stage.

TRANSLATION OF CURRENCIES

The following exchange rates of Ringgit Malaysia (RM) into U.S. Dollars (USD) were used in preparing the financial statements.


January 1, 1998            3.880          March 31, 1999            3.800
June 30, 1998              3.800          June 30, 1999             3.800


REVENUE RECOGNITION

Revenue represents the net invoiced value of goods sold or services provided, production of multimedia programs, Intranet services, consultancy fees, and other income earned. The Registrant recognizes revenue in the period the services are provided or earned by the Registrant.

RELATED PARTY TRANSACTIONS

As of June 30, 1999, the Registrant owed a Director $553,269 for short-term cash advances made to the subsidiary of the Registrant for working capital purposes. The total $553,269 owing to a director is unsecured, with interest accruing at a rate of 12.50% per annum and has no fixed terms of repayment and is recorded in the financial statements as "due to directors". As of June 30, 1999, related accrued interest on the advances made by the Director totaled $34,578 and is recorded in the financial statements as accrued interest.

INVENTORIES

Inventories consisting primarily of telecommunication equipment and spare parts are valued at the lower of cost or market value. In general, cost is determined on a first-in first-out basis.

INCOME TAX

No income tax provision was made for all the periods as the Registrant incurred a loss for the six month period ended June 30, 1998. For the six month period ended June 30, 1999, no provision of income tax was made on any profits earned, following a tax exemption order granted by the Government of Malaysia to all individual and corporate taxpayers for the entire fiscal year 1999.

EARNINGS PER SHARE

Net income per share is computed by dividing net income available to common shareholders for the period by the weighted average number of shares of common stock outstanding for the period.

SUBSEQUENT EVENT

Following the reverse acquisition of the Registrant by AEI on April 20, 1999 the Registrant is no longer a development stage company.

The Registrant has on July 1, 1999 relocated its principal executive office from Englewood, Colorado in the United States to Selangor, Malaysia and terminated the rental of office space at Tower II, Suite 100, 12835 E. Arapahoe Road, Englewood on the same date.

Mr. Sanford Altberger, the former principal shareholder and President of the Registrant, resigned as a Director of the Registrant on July 27, 1999. On the same date, Mr. Michael Raisch also resigned from his positions as a Director and Treasurer of the Registrant. Registrant expects to appoint individuals to fill these vacancies prior to the end of the next fiscal quarter.

PART I.  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

THE FOLLOWING ANALYSIS OF THE OPERATIONS AND FINANCIAL CONDITION OF THE REGISTRANT SHOULD BE READ IN CONJUNCTION WITH THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO, OF THE REGISTRANT CONTAINED ELSEWHERE IN THIS FORM 10-QSB.

OVERVIEW

Kalan Gold Corporation (the "Registrant") is a Colorado corporation. The Registrant was originally incorporated under the laws of the State of Colorado on September 19, 1985 as a gas exploration company under the name Knight Natural Gas Inc. On January 1, 1993, the Registrant entered into a development stage. The Registrant had no operations and generated no revenue from 1989 until April 1999.

On April 20, 1999 the Registrant acquired all the capital stock of Animated Electronic Industries Sdn. Bhd., a Malaysian corporation ("AEI"). The Registrant issued a total of 87,000,000 shares to the shareholders of AEI in connection with the transaction.

The principal business address of the Registrant is No. 60A, Jalan 19/3, 46300 Petaling Jaya, Selangor, Malaysia.

The Registrant is involved in the provision of multimedia communications services and has been focusing primarily on the production of interactive multimedia content through its wholly-owned subsidiary, AEI, for its existing customers consisting of business corporations operating their own Local Area Networks (LANs) or Wide Area Networks (WANs). Such multimedia content are also proposed to be marketed and delivered to the mass market via the wireless terrestrial broadband network which is in the process of being installed by the Registrant. The Registrant intends to launch the network's test cell in the fourth quarter of 1999.

A 60% owned subsidiary of AEI, Perwimas Telecommunications Sdn Bhd ("PTSB"), was granted an exclusive license in June 1997 from the Ministry of Energy Communications & Multimedia of Malaysia to establish and operate a Internet Protocol (IP) based, terrestrial wireless broadband transmission network throughout Malaysia. The wireless broadband service, which will be operating under the trade name, VISIONET, is expected to be officially launched in the first quarter of year 2000. The Registrant's license permits the Company to offer the following services: (i) high speed Internet access at a minimum speed of 4Mbps, (ii) interactive distance learning (iii) live news coverage
(iv) emergency field services, (v) remote video surveillance for security; and traffic management and control, (vi) on-site progress monitoring; and
(vii) energy conservation and building management such as home automation and control.

The Registrant's revenue for the second quarter of 1999 was derived from (i) production of interactive multimedia programs (ii) design, development and maintenance of interactive multimedia websites, (iii) network engineering consultancy services; and (iv) project management consultancy.

The Registrant's current business plan is to devote its resources to the expansion of the Registrant's existing business and the proposed launch of VISIONET's test cell in the fourth quarter of 1999 to be followed by a full scale implementation of multiple cells in the first quarter of 2000 in the Central Region of West Malaysia.

COMPARISON OF THE THREE MONTH PERIOD ENDED JUNE 30, 1999 TO THE THREE MONTH PERIOD ENDED JUNE 30, 1998

Total Sales Revenue
-------------------

Sales revenue was $454,670 for the three month period ended June 30, 1999 (the "1999 Second Quarter") compared to $14,389 for the three month period ended June 30, 1998 (the "1998 Second Quarter"). The increase in revenue in the 1999 Second Quarter as compared to the 1998 Second Quarter was primarily due to income generated through the production of multimedia programs; design and consulting services for website development and network engineering services; and consultancy fees for project management services. No customer accounted for more than 10% of total revenues during the 1999 Second Quarter and 1998 Second Quarter.

Cost of Sales
-------------

No cost of sale was recorded in the 1999 Second Quarter compared to $9,661 in the 1998 Second Quarter as the Registrant was performing on contracts which were entered into in the first quarter of 1999.

Total Operating Expenses
------------------------

Total operating expenses were $123,520 for the 1999 Second Quarter compared to $231,084 in the 1998 Second Quarter. The decrease was primarily attributable to a decrease in general administration expenses from $44,013 in the 1998 Second Quarter to $22,537 in the 1999 Second Quarter and other miscellaneous expenses from $184,101 in the 1998 Second Quarter to $34,578 in the 1999 Second Quarter. Operating expenses for the 1999 Second Quarter consists of sales and marketing expenses totaling $6,459, general administration expenses totaling $22,537, depreciation and amortization amounting to $59,946 and interest totaling $34,578. Operating expenses for the 1998 Second Quarter consists of sales and marketing expenses totaling $2,970 general administration expenses totaling $44,013 and miscellaneous expenses totaling $184,101.

Interest Expense
----------------

Interest expense of $34,578 was recorded during the 1999 Second Quarter. This amount is due to a shareholder, director and officer of the Registrant for advances totalling $553,269 at an interest rate of 12.5% per annum extended to the Registrant. No interest expense was recorded for the 1998 Second Quarter.

Net Income (Loss)
-----------------

The Group recorded net income of $283,363 for the 1999 Second Quarter compared to a net loss of $128,115 for the 1998 Second Quarter. The increase in net income was primarily attributable to an increase in revenue and reduction in overhead costs for the 1999 Second Quarter.

COMPARISON OF THE SIX MONTHS PERIOD ENDED JUNE 30, 1999 TO THE SIX MONTHS PERIOD ENDED JUNE 30, 1998

Total Sales Revenue
-------------------

Sales revenue increased from $183,422 for the six month period ended June 30, 1998 (the "1998 Period") to $702,756 for the six month period ended June 30, 1999 (the "1999 Period"), an increase of 283.14%. This increase was attributable to income generated through the production of multimedia programs; design and consulting services for website development and network engineering services; and consultancy fees for project management services.

Cost of Sales
-------------

Cost of sales increased from $56,344 in the 1998 Period to $86,849 in the 1999 Period, an increase of 54.14%. The increase in cost of sales was primarily due to an increase in cost of producing multimedia programs in the 1999 Period.

Total Operating Expenses
------------------------

Total operating expenses decreased 15.16% from $282,290 in the 1998 Period to $239,489 in the 1999 Period. The decrease was primarily attributable to measures taken by the Registrant to reduce its overhead expenditure.

Interest Expense
----------------

Interest expenses increased from $2,522 in the 1998 Period to $34,578 in the 1999 Period. The increase was due to additional advances extended to the Registrant by a shareholder, director and officer of the Registrant.

Net Income (Loss)
-----------------

The Group recorded net income of $346,233 for the 1999 Period compared to a net loss of $20,098 for the 1998 Period. The increase in net income was primarily attributable to an increase in revenue in the 1999 Second Quarter.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1999, the Registrant had cash and cash equivalents of $3,987 and working capital of $2,071,602. All operations were funded from internally generated funds and working capital advanced by the principal shareholder, director and officer of the Registrant.

For the six months ended June 30, 1999 cash used in operating activities of $58,649 was mainly due to the net increase in account receivables of $676,289. Other accounts receivable amounting to $2,303,390 as at June 30, 1999 relates to sales proceeds arising from the disposal of investments and fixed assets. The entire amount of $2,303,390 is expected to be realized before the end of the current fiscal year.

Cash received from investing activities was $79,881. This was primarily attributable to the disposal of assets of the Registrant.

On April 21, 1999, the Registrant entered into an agreement with Gilt Guaranty Trust Ltd. of London, UK for a private placement of the Registrant's securities which transaction was subsequently abandoned.

The Registrant's working capital requirements for the remainder of 1999 will be funded through internally generated funds. The Registrant expects to make capital expenditures ranging from $10.0 million to $15.0 million during 2000 in connection with the official launch and build-out of VISIONET. The Registrant intends to finance all or a portion of such capital expenditures with additional debt or equity financing. There is, however, no assurance that financing will be available or, if available, that it would be offered to the Registrant on acceptable terms.

The Registrant will continuously evaluate financing available to it and may decide to consider various modes of debt and/or equity financing.

YEAR 2000 COMPLIANCE

The Year 2000 issue (Y2K) is the result of computer programs written using two digits rather than four digit to define the applicable year. Any of the Company's computer and telecommunications programs that have date sensitive software may recognize a date using "00" as the year 1900 instead of 2000. This could result in system failure or miscalculations causing disruptions in operations, including the ability to process transactions, send invoices or engage in similar normal business activities.

The Registrant, with the help of outside specialists and consultants, has (i) completed its assessment of potential Y2K issues in its non-information systems (eg. its multimedia content production and communications system), as well as in those information systems that were not replaced by the new enterprise wide system, and (ii) substantially completed the remediation and testing of all systems. The Registrant has contingency plans for certain applications in the event the Y2K readiness is delayed and is currently developing contingency plans for certain other applications. The Registrant also intends to continue testing and re-testing during the remainder of 1999. The Registrant's evaluation of potential Y2K exposure related to key suppliers and customers is also in process and will continue throughout 1999. In this regard, the Registrant is considering a temporary shutdown of certain sensitive multimedia production operations for a few days around the turn of the millennium as an additional safeguard against the unexpected loss of utilities service. The Registrant expects to schedule production to provide for such temporary shutdowns.

Although the Registrant believes its key information and non-information systems will be Y2K ready before the end of 1999, it cannot predict whether it will find additional problems that would result in unplanned upgrades of applications during the rest of 1999 or even after December 1999. As a result of these uncertainties, the Registrant cannot predict the impact on its financial condition, results of operations or cash flows resulting from Y2K failures in systems that the Registrant directly or indirectly relies upon. Should the Registrant's Y2K readiness plans not be successful or be delayed beyond December 1999, the consequences to the Registrant could be far reaching and material, including an inability to produce multimedia programs and provide a continuous transmission service to VISIONET's subscribers, which could lead to an indeterminate amount of lost revenue.

Although not anticipated, the most reasonably likely worst case scenario of failure by the Registrant or its equipment suppliers or subscribers to become Y2K ready would be a short-term slowdown or cessation of production of multimedia programs and transmission service to subcribers in a timely manner.

SAFE HARBOR STATEMENT

This Form 10-QSB and other reports filed by the Registrant from time to time with the Securities and Exchange Commission, as well as the Registrant's press releases, contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Registrant's management, as well as estimates and assumptions made by the Registrant's management. Forward-looking statements can be identified by the use of forward-looking terminology such as "believes", "may", "should", "anticipates", "estimates", "expects", "future", "intends", "plans" or the negative thereof. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause actual results of the Registrant to vary materially from historical results or from any future results expressed or implied in such forward-looking statements.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          No legal proceedings of a material nature to which the Registrant is a party were pending during the reporting period, and the Registrant knows of no legal proceedings of a material nature pending or threatened or judgments entered against any director or officer of the Registrant in his or her capacity as such.

ITEM 2.   CHANGES IN SECURITIES

          On April 20, 1999 the Registrant issued an aggregate of 87,000,000 shares of its common stock to stockholders of Animated Electronic Industries Sdn Bhd, a Malaysian corporation ("AEI"), in exchange for all the issued and outstanding capital stock of AEI. The shares were issued in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. Appropriate legends were affixed to the share certificates and all of the recipients had access to information regarding the Registrant.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE

          None

ITEM 5.   OTHER INFORMATION

          None


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits

              27   Financial Data Schedule


          (b) Reports on Form 8-K:

               (i)  On April 7, 1999 the Registrant filed a report on Form
                    8-K pursuant to item 4 reporting the rescission of previous acquisition of four properties located in Burkina Faso, West Africa and cancellation of 1,300,000 restricted common shares of the Registrant issued by the Registrant for the acquisition of the said properties.

              (ii) On April 21, 1999 the Registrant filed a report on Form 8-K pursuant to item 1 reporting the acquisition of all of the common stock of Animated Electronic Industries Sdn Bhd, a Malaysian corporation, related change in control of the Registrant, change in directors and execution of an Agreement with Gilt Guaranty Trust Ltd. of London, England for a private placement of $20 million US of the Registrant's securities.

              (iii) On May 14, 1999 the Registrant filed a report on Form 8-K pursuant to item 1 reporting that the Registrant has signed a revised agreement with Gilt Guaranty Trust Ltd., of London, England for a private placement of not less than $50 million US of the Registrant's securities with a combination of common stock and convertible bonds at a face value to be determined.

              (iv) On July 2, 1999 the Registrant filed a report on Form 8-K/A pursuant to item 7 containing the financial statements required in connection with the acquisition described in item (ii) above.

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  KALAN GOLD CORPORATION
                                  (Registrant)





DATE: August 23, 1999             BY : /s/ Patrick Soon-Hock Lim
                                      -----------------------------------
                                      Patrick Soon-Hock Lim
                                      President, Chief Executive Officer
                                      and interim Chief Financial Officer