Form 10QSB
period 1999-09-30
KALAN GOLD CORP
filed 1999-11-12
CIK 940516

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

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

Yes     x       No
      -----             -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common stock, $.00001 par value                   94,990,999
             Class              Number of shares outstanding at November 1, 1999

FORM 10-QSB
3RD QUARTER

                                      INDEX

                                                                                                  Page
PART I   -  FINANCIAL INFORMATION

    ITEM 1.   FINANCIAL STATEMENTS *

    Condensed consolidated balance sheet as at  September 30, 1999 (Unaudited)....................  3

    Condensed consolidated statement of operations for the three months ended
    September 30, 1999 and September 30, 1998 and the nine month periods ended
    September 30, 1999  and September 30, 1998 (Unaudited)........................................  4

    Condensed consolidated statements of cash flows for the nine months ended
    September 30, 1999 and September 30, 1998 (Unaudited) ........................................  5

    Notes to condensed consolidated financial statements (Unaudited) .............................  6

    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS ................................................  7


PART II - OTHER INFORMATION

   ITEM 1.   LEGAL PROCEEDINGS....................................................................  11
   ITEM 2.   CHANGES IN SECURITIES................................................................  11
   ITEM 3.   DEFAULTS UPON SENIOR SECURITIES......................................................  11
   ITEM 4.   SUBMISSION OF MATTERS TO A VOTE......................................................  11
   ITEM 5.   OTHER INFORMATION....................................................................  11
   ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.....................................................  11

   SIGNATURES ....................................................................................  12

* The accompanying financial statements are not covered by an independent Certified Public Accountant's report.

PART I.  ITEM. 1.  FINANCIAL INFORMATION

                             KALAN GOLD CORPORATION

                      Condensed Consolidated Balance Sheet
                                   (Unaudited)

                                                                                                  September 30,
                                                                                                      1999
                                                                                                   -----------
                                              ASSETS                                                      $

     CURRENT ASSETS

             Cash and cash equivalents                                                                   3,382
             Accounts receivable, net                                                                  962,998
             Other accounts receivable                                                               2,483,873
             Inventories                                                                                 6,750
                                                                                                   -----------
                  Total current assets                                                               3,457,003

     FIXED ASSETS

             Office and telecommunication equipment, net                                               528,121

     INTANGIBLE ASSET

              Goodwill on consolidation                                                                534,917

                                                                                                   -----------
                  Total Assets                                                                       4,520,041
                                                                                                   ===========
                               LIABILITIES AND SHAREHOLDERS' EQUITY

     CURRENT LIABILITIES

             Accounts Payable                                                                           15,433
             Other accounts payable                                                                    334,380
             Accrued Interest / related party                                                           34,578
             Due to Directors / related party                                                          553,190
             Current portion of hire purchase payable                                                    2,067
                                                                                                   -----------
                  Total current liabilities                                                            939,648

     LONG TERM LIABILITIES

             Hire purchase payable                                                                     124,453

                                                                                                   -----------
                  Total liabilities                                                                  1,064,101

                                                                                                   -----------

     Minority Interest                                                                                 744,327

     SHAREHOLDERS' EQUITY

             Preferred stock, $0.10 par value, 1,000,000 shares authorized,                                  -
                  -0- shares issued and outstanding

             Common stock, $.00001 par value, 100,000,000 shares
                  authorized,  94,990,999 shares issued and outstanding                              2,319,587
             Retained earnings                                                                         359,988
                                                                                                   -----------
                  Total shareholders' equity                                                         2,679,575

             Cumulative translation adjustment                                                          32,038

                                                                                                   -----------
                  Total liabilities and shareholders' equity                                        $4,520,041
                                                                                                   ===========

      See accompanying notes to condensed consolidated financial statements

                             KALAN GOLD CORPORATION

                 Condensed Consolidated Statement of Operations
                                   (Unaudited)

                                                                Three Months Ended                     Nine Months Ended
                                                           September 30,   September 30,         September 30,     September 30,
                                                                1999           1998                  1999               1998
                                                            -----------     -----------           -----------       -----------
                                                              $                $                  $                   $
REVENUE :

        Net Sales                                               467,990             208             1,170,746           183,630
        Gain on disposal of assets                                    -           2,909                41,522           117,279
                                                            -----------     -----------           -----------       -----------
        Total revenue                                           467,990           3,117             1,212,268           300,909
                                                            -----------     -----------           -----------       -----------

COSTS AND EXPENSES :

        Costs of sales                                           10,079               -                96,928            56,344
        Sales and marketing                                       2,143           2,805                 9,848            12,704
        Depreciation and amortization                            35,421               -               106,284                 -
        General administration                                   10,017          36,979                53,412           126,960
        Interest                                                      -             363                34,578             1,193
        Loss on disposal of investments                               -         947,368                     -         1,128,947
                                                            -----------     -----------           -----------       -----------
              Total costs and expenses                           57,660         987,515               301,050         1,326,148
                                                            -----------     -----------           -----------       -----------

Income (loss) before minority interest
   and income taxes                                             410,330        (984,398)              911,218        (1,025,239)
Minority interest                                                88,023         398,845               159,730           410,590
                                                            -----------     -----------           -----------       -----------
Income(loss) before income taxes                                322,307        (594,553)              751,488          (614,649)

Income taxes                                                          -               -                     -                 -
                                                            -----------     -----------           -----------       -----------
Net income (loss) before comprehensive income (loss)            322,307        (594,553)              751,488          (614,649)

Comprehensive income - translation adjustment                         -               -                10,428                 -
                                                            -----------     -----------           -----------       -----------
                     Net income (loss)                          322,307        (594,553)              761,916          (614,649)
                                                            -----------     -----------           -----------       -----------

Net income (loss) per share - Basic                         $         *           (0.08)                 $.01            $(0.08)
                                                            ===========     ===========           ===========       ===========

Average number of common shares outstanding                  94,990,999       7,290,999            65,990,999         7,260,110
                                                            ===========     ===========           ===========       ===========

* Less than $0.01 per share

      See accompanying notes to condensed consolidated financial statements

                             KALAN GOLD CORPORATION

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                         Nine Months Ended
                                                                                   September 30,    September 30
                                                                                       1999              1998
                                                                                    ----------       ----------
                                                                                     $                $
  CASH FLOWS FROM OPERATING ACTIVITIES

            Net cash provided by (used in) operating activities                       $(53,644)        (122,627)
                                                                                    ----------       ----------

  CASH FLOWS FROM INVESTING ACTIVITIES

         Purchase of assets                                                                  -         (142,132)
         Proceeds from sale of assets                                                   79,881                -
         Proceeds from sale of investment                                                    -           34,737
                                                                                    ----------       ----------
                Net cash provided by (used in) investing activities                     79,881         (107,395)
                                                                                    ----------       ----------

  CASH FLOWS FROM FINANCING ACTIVITIES

         (Payments) / Proceeds from advances from directors                             (7,262)         270,234
         Payments to hire purchase payable                                             (15,930)         (39,829)
                                                                                    ----------       ----------
                Net cash provided by (used in) financing activities                    (23,192)         230,405
                                                                                    ----------       ----------

  NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   3,045              383
  Cash, beginning of period                                                                337              112
                                                                                    ----------       ----------
  Cash, end of period                                                                   $3,382             $495
                                                                                    ==========       ==========


      See accompanying notes to condensed consolidated financial statements

                             KALAN GOLD CORPORATION

           NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENT

                               SEPTEMBER 30, 1999
                                   (UNAUDITED)

BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statement includes the accounts of Animated Electronic Industries Sdn. Bhd. ("AEI") and its Malaysian subsidiary companies, Vistel (Malaysia) Sdn Bhd, and Perwimas Telecommunications Sdn. Bhd. ("PTSB"). All significant intercompany accounts and transactions have been eliminated in consolidation. As a result of the reverse acquisition of Kalan Gold Corporation (the "Registrant") by AEI, AEI became a wholly owned subsidiary of the Registrant. This acquisition has been treated as a recapitalization of AEI with AEI as the acquiror (reverse acquisition). The condensed consolidated financial statements are the financial statements of AEI.

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

ACQUISITION

On April 20, 1999, the Registrant acquired 100% of the issued and outstanding capital stock of AEI, a private Malaysian corporation, in exchange for 87,000,000 shares of the Registrant's common stock. Concurrent with the acquisition of AEI, the Registrant has commenced operations in providing multimedia communication services and the Registrant is no longer in the development stage.

TRANSLATION OF CURRENCIES

The following exchange rates of Ringgit Malaysia (RM) into U.S. Dollars (USD) were used in preparing the financial statements.

         January 1, 1998            3.880       March 31, 1999      3.800
         June 30, 1998              3.800       June 30, 1999       3.800
         September 30, 1998         3.800       September 30, 1999  3.800

REVENUE RECOGNITION

Revenue represents the net invoiced value of goods sold or services provided, production of multimedia programs, Intranet services, consulting fees, and other income earned. The Registrant recognizes revenue in the period the services are provided or earned by the Registrant.

RELATED PARTY TRANSACTIONS

As of September 30, 1999, the Registrant owed a Director $553,190 for short-term cash advances made to the subsidiary of the Registrant for working capital purposes. The total $553,190 owing to a director is unsecured, with interest accruing at a rate of 12.50% per annum and has no fixed terms of repayment and is recorded in the financial statements as "due to directors". As of September 30, 1999, related accrued interest on the advances made by the Director totaled $34,578 and is recorded in the financial statements as accrued interest.

INVENTORIES

Inventories consisting primarily of telecommunication equipment and spare parts are valued at the lower of cost or market value. In general, cost is determined on a first-in first-out basis.

INCOME TAX

No income tax provision was made for all the periods as the Registrant incurred a loss for the nine months period ended September 30, 1998. For the nine months period ended September 30, 1999, no provision of income tax was made on any profits earned, following a tax exemption order granted by the Government of Malaysia to all individual and corporate taxpayers for the entire fiscal year 1999.

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

OVERVIEW

Kalan Gold Corporation (the "Registrant") was incorporated under the laws of the State of Colorado on September 19, 1985 as a gas exploration company under the name Knight Natural Gas Inc. On January 1, 1993, the Registrant entered into a development stage. The Registrant had no operations and generated no revenue from 1989 until April 1999.

On April 20, 1999 the Registrant acquired all the capital stock of Animated Electronic Industries Sdn. Bhd., a Malaysian corporation ("AEI"). The Registrant issued a total of 87,000,000 shares to the shareholders of AEI and certain advisors in connection with the transaction.

The Registrant produces interactive multimedia content for its existing customers consisting primarily of Malaysian corporations that operate their own Local Area Networks (LANs) or Wide Area Networks (WANs). The Registrant also proposes to market and deliver such multimedia content to residential consumers through a wireless broadband network (VISIONET) that it is in the process of deploying in the Central Region of West Malaysia.

The Registrant's current business plan is to devote its resources to the expansion of the Registrant's existing business and the proposed launch of VISIONET's test cell in the fourth quarter of 1999 to be followed by a full implementation of multiple cells in the first quarter of 2000 in the Central Region of West Malaysia.

COMPARISON OF THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 1999 TO THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 1998

Net Sales
------------

Net sales was $467,990 for the three month period ended September 30, 1999 (the "1999 Third Quarter") compared to $208 for the three month period ended September 30, 1998 (the "1998 Third Quarter"). The increase in net sales in the 1999 Third Quarter as compared to the 1998 Third Quarter was primarily due to income generated through the production of multimedia programs; design and consulting services for website development and network engineering services; and consulting fees for project management services. Two customers together accounted for 60% of total revenue during the 1999 Third Quarter. No customer accounted for more than 10% of total revenue during the 1998 Third Quarter.

Cost of Sales
----------------

Cost of sales of $10,079 was recorded in the 1999 Third Quarter. No cost of sales was recorded in the 1998 Third Quarter. The increase in cost of sales reflects the corresponding increase in net sales in 1999.

Total Operating Expenses
-------------------------------

Total operating expenses which includes sales and marketing, depreciation and amortization, general administration and interest expenses were $47,581 for the 1999 Third Quarter compared to $40,147 in the 1998 Third Quarter. The decrease was primarily attributable to a decrease in general administration expenses from $36,979 in the 1998 Third Quarter to $10,017 in the 1999 Third Quarter. No interest expense was recorded in the 1999 Third Quarter as interest is charged on a semi-annual basis. Total operating expenses for the 1999 Third Quarter consisted of sales and marketing expenses totaling $2,143, general administration expenses totaling $10,017, and depreciation and amortization amounting to $35,421. Total operating expenses for the 1998 Third Quarter consisted of sales and marketing expenses totaling $2,805, general administration expenses totaling $36,979, and interest expense of $363.

Net Income (Loss)
------------------------

The Registrant recorded net income of $322,307 for the 1999 Third Quarter compared to a net loss of $594,553 for the 1998 Third Quarter. The increase in net income was primarily attributable to the absence of a loss on the disposal of an investment that occured in the 1998 Third Quarter and to an increase in net sales and a reduction in total operating expenses in the 1999 Third Quarter.

COMPARISON OF THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 1999 TO THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 1998

Net Sales
-----------

Net sales increased from $183,630 for the nine month period ended September 30, 1998 (the "1998 Period") to $1,170,746 for the nine month period ended September 30, 1999 (the "1999 Period"), an increase of 537.6%. This increase was attributable to income generated through the production of multimedia programs; design and consulting services for website development and network engineering services; and consulting fees for project management services.

Cost of Sales
----------------

Cost of sales increased from $56,344 in the 1998 Period to $96,928 in the 1999 Period, an increase of 72.0%. The increase in cost of sales was primarily due to an increase in the cost of producing multimedia programs in the 1999 Period.

Total Operating Expenses
--------------------------------

Total operating expenses which includes sales and marketing, depreciation and amortization, general administration and interest expense increased 44.9% from $140,857 in the 1998 Period to $204,122 in the 1999 Period. The increase was primarily attributable to an increase in depreciation and amortization and to a lesser extent an increase in interest expense. Total operating expenses for the 1999 Period consisted of sales and marketing expenses totaling $9,848, general administration expenses totaling $53,412, depreciation and amortization amounting to $106,284 and interest expense of $34,578. Total operating expenses for the 1998 Period consisted of sales and marketing expenses totaling $12,704, general administration expenses totaling $126,960, and interest expense of $1,193.

Net Income (Loss)
------------------------

The Registrant recorded net income of $761,916 for the 1999 Period compared to a net loss of $614,649 for the 1998 Period. The increase in net income was primarily attributable to the absence of a loss on the disposal of an investment that was present in the 1998 Period, as well as to an increase in revenue in the 1999 Second and Third Quarter.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1999, the Registrant had cash and cash equivalents of $3,382 and working capital of $2,517,355. All operations were funded from internally generated funds and working capital advanced by the principal shareholder, director and officer of the Registrant.

For the nine months ended September 30, 1999, cash used in operating activities of $53,644 was mainly due to the net increase in accounts receivable of $962,886. Other accounts receivable totaling $2,483,873 as at September 30, 1999, which relates to sales proceeds arising from the disposal of investments and fixed assets, is expected to be reduced by approximately 45% before the end of the year. Adjustments will be made in the fourth quarter of this year to reflect the payment received. The remaining 55% is expected to be collected by June 30, 2000.

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

The Registrant, with the help of outside specialists and consultants, has (i) completed its assessment of potential Y2K issues in its non-information systems (e.g. its multimedia content production and communications system), as well as in those information systems that were not replaced by the new enterprise wide system, and (ii) substantially completed the remediation and testing of all systems. The Registrant has contingency plans for certain applications in the event the Y2K readiness is delayed and is currently developing contingency plans for certain other applications. The Registrant also intends to continue testing and re-testing during the remainder of 1999. The Registrant's evaluation of potential Y2K exposure related to key suppliers and customers is also in process and will continue throughout 1999. In this regard, the Registrant is considering a temporary shutdown of certain sensitive multimedia production operations for a few days around the turn of the millennium as an additional safeguard against the unexpected loss of utilities service. The Registrant expects to schedule production to provide for such temporary shutdowns.

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

Although not anticipated, the most reasonably likely worst case scenario of failure by the Registrant or its equipment suppliers or subscribers to become Y2K ready would be a short-term slowdown or cessation of production of multimedia programs and transmission service to subscribers in a timely manner.

SAFE HARBOR STATEMENT

This Form 10-QSB and other reports filed by the Registrant from time to time with the Securities and Exchange Commission, as well as the Registrant's press releases, contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Registrant's management, as well as estimates and assumptions made by the Registrant's management. Forward-looking statements can be identified by the use of forward-looking terminology such as "believes", "may", "should", "anticipates", "estimates", "expects", "future", "intends", "plans" or the negative thereof. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause actual results of the Registrant to vary materially from historical results or from any future results expressed or implied in such forward-looking statements. Such factors include, among others, the following: general economic and business conditions in

Malaysia, costs of capital equipment and the ability of the Registrant to obtain funding for its capital expenditures. The Registrant does not undertake to update, revise or correct any of the forward-looking information.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          No legal proceedings of a material nature to which the Registrant is a party were pending during the reporting period, and the Registrant knows of no legal proceedings of a material nature pending or threatened or judgments entered against any director or officer of the Registrant in his or her capacity as such.

ITEM 2.   CHANGES IN SECURITIES

          None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE

          None

ITEM 5.   OTHER INFORMATION

          On September 1, 1999, Mr. Ahmad Fauzi Zahari was elected Treasurer and a Director of the Registrant to fill vacancies created by the resignation of Michael Raisch from these positions in July 1999. Mr. Zahari was also elected Chief Financial Officer of the Registrant.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              27*  Financial Data Schedule

         (b) Reports on Form 8-K:

             On July 2, 1999 the Registrant filed a report on Form 8-K/A pursuant to item 7 containing the financial statements required in connection with the acquisition of the Registrant by AEI.

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   KALAN GOLD CORPORATION
                                   (Registrant)

DATE:  November 10, 1999           BY :   /S/ PATRICK SOON-HOCK LIM
                                          President & Chief Executive Officer