Form 10KSB
period 1999-12-31
KALAN GOLD CORP
filed 2000-04-14
CIK 940516

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1999
                           COMMISSION FILE NO. 0-25658

                             KALAN GOLD CORPORATION
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

           COLORADO                                         84-1357927
(STATE OR OTHER JURISDICTION                              (IRS EMPLOYER
      OF INCORPORATION)                                 IDENTIFICATION NO.)

                               NO. 60A JALAN 19/3
                               46300 PETALING JAYA
                               SELANGOR, MALAYSIA
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

                               011 (603) 756-5082
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)

       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: _______

              SECURITIES REGISTERED UNDER SECTION 12(g) OF THE ACT:

                   COMMON STOCK, $0.00001 PER SHARE PAR VALUE

     Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes:  X         No:

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [ ]

     Issuer's revenues for its most recent fiscal year: $1,782,749

     The aggregate market value of the voting stock of the Company held by non-affiliates as of December 31, 1999 was approximately $9,269,582.

     The number of shares outstanding of the Company's common stock, as of April 12, 2000, was 97,290,999.

     Documents incorporated by reference: None

PART I

ITEM 1.   DESCRIPTION OF BUSINESS.

HISTORICAL DEVELOPMENT

     Kalan Gold Corporation (the "Company"), is a Colorado corporation. The principal business address of the Company is No. 60A Jalan 19/3 46300 Petaling Jaya, Selangor, Malaysia. The Company was originally incorporated on September 19, 1985 as a gas exploration company under the name Knight Natural Gas, Inc. The Company's name was changed to "Kalan Gold Corporation" in November 1996.

     On April 20, 1999, the Company acquired 100% of the issued and outstanding common stock of Animated Electronic Industries Sdn Bhd, a private company organized under the laws of Malaysia ("AEI"). Under the terms of the acquisition, the Company was required to divest all of the assets and liabilities of the Company. The acquisition was accomplished through a reverse merger whereby the Company merged with and into AEI and AEI became a wholly-owned subsidiary of the Company (the "Reverse Acquisition"). Under the terms of the Reverse Acquisition, the Company issued an aggregate of 83,320,000 shares of its common stock to the former stockholders of AEI and an additional 3,680,000 shares of common stock to the financial advisor and the Company's former legal counsel. Thus, as a result of the Reverse Acquisition, the former AEI shareholders obtained ownership of approximately 88% of the Company's common stock. AEI currently has two subsidiaries: Perwimas Telecommunications Sdn Bhd ("PTSB") and Vistel (Malaysia) Sdn Bhd.

     AEI was incorporated in October 1988 under the Malaysian Companies Act of 1965 (the "Malaysian Companies Act"). Prior to the Reverse Acquisition, AEI's principal business was in the design, manufacturing and marketing of video telecommunications and surveillance equipment.

     PTSB, a 70%-owned subsidiary of AEI, was incorporated in January 1993 under the Malaysian Companies Act. In June 1997, PTSB obtained a 10-year telecommunications license from the Malaysian Ministry of Energy Communications & Multimedia to operate a national wireless broadband communication network in Malaysia. The network is being designed to support high speed Internet Protocol data transport services, interactive distance learning, live news coverage, emergency field services, remote video surveillance, on-site progress monitoring, energy conservation and building management. The license is described in Part I of this 10-KSB under "Regulations" and "Effect of Regulations on the Company".

     Vistel (Malaysia), a 51%-owned subsidiary of AEI, was incorporated in May 1995 under the Malaysian Companies Act. The company is principally an investment holding company.

     As of December 31, 1999, the Company had a total of 94,990,999 shares of common stock issued and outstanding. The Company has not been subject to any bankruptcy, receivership or similar proceeding.

BUSINESS

     The Company intends to provide the corporate and mass retail markets with broadband multimedia communication services. The Company is in the process of building a wireless broadband network, "VISIONET", in Malaysia and the Company plans to seek to acquire additional broadband licenses and spectrum rights in other markets in Asia. In an effort to provide flexibility and to reduce the Company's operating costs, VISIONET will be deployed using the Local Multipoint Distribution Service ("LMDS") technology. The LMDS technology is described in
Part I of this 10-KSB under "VISIONET - the Broadband Network"

The Company's business plans involve the creation of a network that will consist of:

     -    a fixed wireless spectrum in the 24.0 to 29.5 GHz frequency band; and

     - roof access to numerous buildings in major cities in Malaysia for the installation of transceivers and antennas for its wireless broadband network.

     To that end, in addition to building its own network, the Company hopes to enter into a strategic alliance with a company in Malaysia which owns a national fiber optic network that can be integrated with the Company's broadband network.

     The Company is currently developing a portal called www.visionetwork.com to host applications and services developed by the Company and third parties. The Company plans to be able to offer such content both to broadband users in Malaysia and the rest of the world .

     The Company is also developing customer-specific content for its broadband network. For example, the Company has been commissioned to develop web sites with multimedia applications, which include e-commerce capabilities, for a discount retailer. The Company has commenced discussions with a U.S. company to produce multimedia content for the global market. The Company hopes to undertake other initiatives in content development, including setting up a complete multimedia content production facility, back lot support services, and other ancillary facilities.

     In the long term, the Company intends to enter into strategic alliances with broadband equipment manufacturers to assemble set-top boxes, transceivers and wireless modems. The Company expects that equipment manufacturers, primarily from the United States, will provide the Company with technology and expertise to set up contract manufacturing assembly lines. The Company also intends to seek to enter into distribution agreements with equipment manufacturers to act as their sole distributor in the majority of countries in Asia.

SERVICES

     The Company hopes that its broadband network will allow the Company to offer the following integrated communications and information services:

     -    high speed Internet Protocol data transport;

     - online business content, including live news coverage, emergency field services, remote video surveillance, on-site progress monitoring, energy conservation and building management;

     -    online application hosting services, such as online shopping;

     -    web design, web hosting and content development services;

     - a complete production support facility to be built in Malaysia which will include backlot, stages, lighting, post production facilities and conference rooms;

     - in connection with equipment manufacturers, the sale of customer premises equipment, including wireless modems, transceivers and set-top boxes.

VISIONET  - THE BROADBAND NETWORK

     The Company expects to focus on deploying its network infrastructure for its wireless digital broadband network in the Central Region of Malaysia where the country's capital, Kuala Lumpur, is located. The Company intends to utilize a technology called Local Multipoint Distribution Service ("LMDS"), which is a point-to-multipoint broadband communications technology. LMDS uses the super-high "millimeter" portion of the airwaves for integrated communications services. Due to the relatively large bandwidth of the LMDS signal, LMDS systems have the capacity to provide interactive voice, video and data services.

     High-speed data services are limited by bandwidth capacity of copper wire networks, which are currently provided by incumbent local exchange companies. While fiber optic trunk networks have been laid throughout Malaysia, the availability of "last-mile" fiber connections to homes and commercial buildings currently are limited due to the high costs of installing fiber to individual homes and offices. The Company believes that VISIONET, which is a fixed wireless network, can provide a cost-effective way to deliver broadband services across the last mile to the customer's home or office.

     The Company has successfully completed a "link budget" test in the first quarter of 2000. The test was designed to determine the optimum transmission range under adverse weather conditions and the subscriber capacity per cell. The test results will form the basis for the proposed implementation of VISIONET to cover the Central Region of Malaysia, popularly known as the Klang Valley, where Kuala Lumpur and the Multimedia Super Corridor (the "MSC") are located. The Company currently plans to launch the "pilot" for VISIONET in late May 2000.

     The Company hopes that the commercial launch of VISIONET will occur in the third quarter of 2000. The Company is currently negotiating with building owners to obtain roof access to install antennas and transceivers on major buildings in the Klang Valley. The Company expects to utilize buildings that are owned by local municipal councils to act as cell sites for its network. Network traffic will be routed via wireless transmission located on a cell site, which has a direct line of sight to the transceivers installed at the customers' premises. These cell sites will act as aggregation points for the distribution of network traffic.

     The Company hopes to enter into a strategic alliance with Fiberail Sdn Bhd, a 60%-owned subsidiary of Telekom Malaysia, a Malaysian company ("Fiberail"), whereby the Company's wireless broadband network would be integrated with Fiberail's existing fiber optic trunk network. Fiberail owns an existing fiber optic trunk network that has been laid along the national railway grid connecting major towns and cities in Malaysia. The Company believes that such a strategic alliance could serve to connect its cell sites and switching facilities to the Company's Network Management Center. The Company is currently negotiating with Fiberail on the terms and conditions of such a strategic alliance.

     Ultimately, the Company hopes to provide its customers with access to a broad range of applications and services offered by visionetwork.com and the Internet using a television or personal computer. To access the Company's services through a television, a customer would need a set-top box, wireless modem, and transceiver. To access the Company's network through a personal computer, a customer would need a Network Interface Card and software.

STRATEGIC ALLIANCES

     On April 7, 2000, the Company executed a Letter of Intent with an equipment manufacturer, EER Systems Inc. of Virginia ("EER"), pursuant to which the Company would be able to obtain a long-term supply of the "best of breed" transceivers and system integration services. The Company hopes to enter into a definitive long-term supply agreement with EER. In addition, the Company hopes to enter into a strategic alliance with EER relating to the joint implementation of a Pan Asian broadband network sometime before the commercial launch of the VISIONET network.

     The Company is currently negotiating with a wireless broadband modem manufacturer for a long-term supply of "best of breed" wireless modems.

     On October 6, 1997, the Company entered into a Memorandum of Understanding with Fiberail under which the parties agreed to collaborate with respect to the integration of the Company's wireless broadband network with Fiberail's fiber optic network. The Memorandum of Understanding contemplates that the parties will seek to implement the integration of their respective networks through a strategic alliance and, as described above, the parties are currently negotiating the terms and conditions of such a strategic alliance.

BUSINESS MODEL

     The Company is attempting to position itself as an integrated communications services provider offering a robust network, multimedia content and other related applications and services.

WIRELESS BROADBAND NETWORK

     As discussed earlier, the Company hopes to make VISIONET widely available throughout major towns and cities in Malaysia. Initially, the Company plans to deploy VISIONET in the populous Klang Valley. The Company hopes that the strategic alliances referred to above will permit the Company to offer comprehensive national network coverage and to integrate existing fiber optic networks with the Company's broadband network.

     The MSC, which is funded by the Government of Malaysia, is a major part of Malaysia's goal to become an industrialized country by 2020. The MSC currently includes a new city center, new government administrative center and a residential and commercial area, as well as the international airport in Sepang. The MSC is equipped with a 2.5 Gbps to 10 Gbps digital fiber optic backbone. The Company believes that the MSC will attract and generate residential and business customers who will demand efficient, effective high-speed data transmission capability. The Company believes that demand for broadband capacity will increase in the growing financial and commercial center of the MSC and that there is therefore a significant opportunity for a wireless broadband network that can service that demand.

     The Company intends to rapidly build out its network to obtain a "first-to-market" advantage as well as reduce its deployment cost by integrating with Fiberail's network to bring VISIONET only to areas where there is a demand for broadband services. The Company hopes to exploit this advantage by delivering a broad range of services including high-speed Internet access and other content-rich applications.

     The Company hopes to begin signing up customers by the end of the second quarter of 2000. In this respect, the Company has made initial contacts with large Malaysian companies and the response has been encouraging.

CONTENT DEVELOPMENT

     To provide the Company's network with content-rich applications, the Company is developing e-commerce portals on behalf of its customers. Content development is not only limited to web site development, but may include the creation of virtual private networks, archiving and hosting services, and customer-specific programming. The Company is currently negotiating with a U.S. based content provider to obtain technical assistance in the field of programming and web site architecture. If a strategic alliance with an established content provider materializes, the Company hopes to be able to create a "critical mass" of multimedia content for delivery to its customers via the Company's planned broadband network.

     In addition to successfully completing the strategic alliances referred to above, the Company's ability to develop and provide content is dependent upon the Company acquiring real estate on which to build a multimedia content production center. AEI is negotiating to acquire a 60% equity interest in a company that owns land located in the state of Pahang, Malaysia, on which land the Company would propose to build the production center. If the Company can obtain such land, and if the Company can successfully build a multimedia content production support center, the Company hopes to be able to provide the following services to its customers:

     -    On-site scenic design and construction

     -    On-site prop shop

     -    Video post production

     -    Grip and lighting services

     -    Platform boom lifts

     -    Conference rooms

     -    Production offices

     -    Bungalows and offices

     The Company currently expects that the cost of setting up such a multimedia content production center will be at least $7 million.

NETWORK AND CUSTOMER PREMISES EQUIPMENT

     Among other things, the success of the Company's business plan is dependent upon the Company's ability to obtain and provide network and customer premises equipment that is necessary for the operation of the Company's planned broadband network. The Company hopes to be able to obtain network and customer premises equipment in Malaysia through licensing agreements and joint ventures with equipment manufacturers.

FUTURE PLANS

     If the Company is successful in providing broadband network services in Malaysia, the Company's long-term goal is to replicate the business, financial and technical model of VISIONET in other countries, especially in Asia. Successfully deploying any such network depends on a large number of unpredictable factors, which include the Company's ability to raise capital, the Company's technical ability, the cost of acquiring broadband licenses and spectrum rights, the regulatory framework and climate in each country, and the Company's relationship with local telecommunication service providers, among many other things.

COMPETITION

     The telecommunications and multimedia industries are highly competitive. The Company faces potential competition from well-known global communications companies, other existing telecommunications service providers, satellite broadcast operators, and start-up companies, among many others. The Company had hoped that its license would help the Company obtain a "first-to-market" advantage, however the Company now believes that the Government of Malaysia will issue new telecommunications licenses to other companies after March 31, 2000.

     In Malaysia, there are at least six telecommunications service providers offering telephony services. The Company expects that it will face significant, direct competition from incumbents and other telecommunication start-ups once the Government of Malaysia begins to award additional spectrum rights.

     The Company does not believe that the use or availability of raw materials will be a material factor in the Company's activities.

RISK FACTORS

     To the Company's knowledge, no company has ever attempted to create a wireless broadband network in Malaysia. As a result, the Company faces a significant number of risks and uncertainties associated with executing its business plan, only some of which the Company can currently anticipate. These risks and uncertainties may impair the Company's progress and profitability. The risks described below are intended to highlight risks that are specific to the implementation and operation of a wireless broadband network, but are not the only risks that the Company faces. Additional risks and uncertainties, including those generally affecting the global economy, the political and economic climate in Malaysia and the rest of Asia, the industry in which the Company operates, the public securities market, and risks that the Company currently deems immaterial may ultimately impair its business and results of operations.

     This report includes forward-looking statements, which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of numerous factors, including those described below and elsewhere in this Item 1, Item 6 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in other portions of this report.

IF THE COMPANY'S LICENSE IS ALTERED OR REVOKED, THE COMPANY WOULD BE UNABLE TO IMPLEMENT ITS BUSINESS PLAN.

     The Company believes that the wireless broadband license the Company has obtained from the Government of Malaysia is material to the Company's business. Any material alteration or revocation of the license would have a material adverse effect on the Company and would prevent the Company from implementing its business plan. As described earlier, the Government of Malaysia has the unilateral right to revoke the Company's license upon thirty days' notice. In addition, while the Company currently believes that it has the only license granted by the Government of Malaysia, the Government may issue additional licenses to the Company's competitors, which could also have a material adverse effect on the Company.

THE COMPANY EXPECTS TO INCUR NET LOSSES FOR THE EXTENDED FUTURE.

     The Company expects to incur substantial and growing net losses over the next several years to fund the growth of the Company's business. The Company's ability to stem its losses and achieve and maintain profitability is dependent on many factors, including:

     - the Company's ability to execute its business plan over an extended period of time;

     -    the general state of the communications markets;

     -    competition in the Company's target markets;

     -    the success of competing technologies; and

     -    the general state of the financial markets.

As a result, the Company cannot give any assurances that the Company will be profitable in the future.

IF THE COMPANY IS UNABLE TO SUCCESSFULLY IMPLEMENT ITS BUSINESS PLAN, THE COMPANY'S FINANCIAL CONDITION WOULD BE IMPAIRED.

     If the Company is unable to successfully implement its business plan, the Company's financial condition and performance would be impaired. The Company's business plan and strategy include numerous elements that may be difficult or costly to execute, and the Company may not be successful in implementing these elements. For example, the Company's success is dependent on its ability to successfully build and operate its VISIONET system, and the Company can provide no assurances that it can successfully do so. Even if the Company is able to successfully build and operate its VISIONET system, there may be insufficient demand for the Company's services, in which event the Company will not generate sufficient revenues to offset the Company's planned expenditures, thereby having an adverse effect on the Company's business operations and financial condition.

FIXED WIRELESS COMMUNICATION SERVICES ARE RELATIVELY NEW AND NOT WIDELY USED, AND MAY NOT RECEIVE WIDE MARKET ACCEPTANCE.

     The broadband services to be offered by the Company are relatively new and are not widely used anywhere in the world. Such services may not receive wide market acceptance. In addition, the Company competes with a wide variety of alternative communications solutions that include:

     -    fiber optic lines;
     - satellite-based and other wireless systems, including Multichannel Multipoint Distribution Service; and
     - digital subscriber line (DSL) technology, which allows for high speed transmission over traditional copper lines.

     The Company's failure to gain wide market acceptance of its fixed wireless services relative to these or other technologies may render the Company unable to implement its business plan or meet its operational and financial objectives, and may have an adverse effect on the Company's business operations and financial condition.

THE FAILURE OF THIRD PARTIES WITH WHOM THE COMPANY DOES BUSINESS TO MEET THE COMPANY'S REQUIREMENTS COULD ADVERSELY AFFECT THE COMPANY'S BUSINESS.

     The Company's business plan and operations rely on the Company's ability to obtain services provided by other communications companies. The failure of one or more of these companies to meet the Company's needs could adversely affect the Company's business and results of operations. Some of these companies may also be the Company's competitors and, accordingly, in the future, they may be unwilling to provide the Company with the services it requires. These companies may also decide to dedicate their resources and networks to other communications companies or to facilitate their own growth and, as a result, elect to scale back or terminate the services they provide to the Company. The failure of any of these third parties to perform could prevent or delay the creation and implementation of the Company's VISIONET network, limit the types of services the Company can provide to its customers and potential customers and adversely impact the Company's relationship with its customers. Any of these occurrences could have an adverse effect on the Company's business, results of operations and financial condition.

DEPENDENCE UPON LIMITED SUPPLIERS OF LMDS EQUIPMENT.

     Currently, there are only a few LMDS equipment suppliers that produce network infrastructure and customer premises equipment. The Company may be unable to obtain LMDS equipment at a cost-effective price. In addition, the Company may not be able to obtain reasonable alternatives to LMDS equipment. Changing technologies may also result in lack of proper equipment support by manufacturers. A delay in obtaining necessary equipment and/or unreasonably high equipment prices would negatively impact the Company's ability to implement its business plan and provide its service to subscribers and higher equipment prices would adversely affect the Company's operating results and could damage future marketing efforts.

FAILURE TO OBTAIN ACCESS RIGHTS TO BUILD THE COMPANY'S NETWORK WOULD ADVERSELY AFFECT THE COMPANY'S ABILITY TO IMPLEMENT ITS BUSINESS PLAN.

     The Company may not be able to obtain access rights to the number or type of buildings that are required to deploy the Company's broadband network. In order to build a network and reach customers, the Company needs access to buildings where the Company's antennas will be placed. Failure to secure access rights on a timely basis would prevent the Company from implementing its business plan and could have an adverse effect on the Company's business and financial condition. In addition, the Company needs certain governmental approvals prior to building certain critical facilities, including repeater stations, and placing the Company's antennas on high-rise buildings.

ABILITY TO RAISE CAPITAL IN THE FUTURE ON A TIMELY BASIS MAY ADVERSELY AFFECT OUR ABILITY TO FUND OUR OPERATIONS.

     The Company will require substantial capital to fund its planned capital expenditures and operations. The Company does not expect to be able to generate sufficient cash from operations to provide the necessary capital to execute the Company's business plan. If the Company is unable to generate sufficient cash from its operations or raise capital as needed, the Company will be unable to pursue or execute its current business plan and fund its operations.

THE COMPANY'S BUSINESS AND INDUSTRY ARE SUBJECT TO EXTENSIVE REGULATIONS THAT COULD CHANGE AT ANY TIME AND RESTRICT THE COMPANY'S ABILITY TO COMPETE WITH ITS COMPETITORS.

     The Malaysian communications industry (including spectrum allocation and usage) is highly regulated by the Malaysian government. Regulations that govern the Company's business could change at any time, which could adversely affect the way the Company conducts its business and its ability to continue to conduct its business in the manner it has planned. The Company may incur substantial costs in complying with these regulations, and failure to comply with applicable rules and regulations could result in the Company having to pay penalties or its license being revoked by the government. In addition, changes in regulations could also increase competition, which may have an adverse effect on the Company's business and results of operations.

FAILURE TO HIRE OR RETAIN QUALIFIED PERSONNEL COULD HURT THE COMPANY'S BUSINESS.

     The Company's future success and performance is dependent on its ability to identify, hire, train and retain experienced technical and marketing personnel. The Company faces significant competition for employees with the skills required for its business. There can be no assurance that the Company will succeed in attracting and retaining the services of qualified and experienced technical and marketing personnel.

THE MARKETS IN WHICH THE COMPANY OPERATES ARE VERY COMPETITIVE AND INCREASED COMPETITION COULD ADVERSELY AFFECT THE COMPANY.

     The Company faces intense competition with regional, national and global companies in the markets in which the Company intends to operate and may not be able to effectively compete in these markets. Many of the Company's competitors are well-established and have large and well-developed networks and systems, long-standing relationships with customers and suppliers, greater name recognition and have, or have access to, significantly greater financial, technical and marketing resources. Many of these companies have the ability to subsidize competing services with revenues from a variety of other services. Moreover, the growing consolidation of companies and the formation of strategic alliances within the communications and media industries (including the recently announced MCI WorldCom/Sprint and America Online/Time Warner mergers) could give rise to more powerful competitors.

THE INTERNATIONAL NATURE OF THE COMPANY'S OPERATIONS SUBJECT THE COMPANY TO SPECIAL RISKS.

     The Company currently intends to operate primarily in Malaysia and perhaps elsewhere in Asia. The Company therefore faces special risks related to operating in international markets, which the Company may not be able to overcome. The following are some of the risks inherent in doing business in Malaysia and other non-U.S. markets:

     - unanticipated changes in regulatory requirements, tariffs, customs, duties and other trade barriers;

     - limitations on the Company's flexibility in structuring foreign investments imposed by regulatory authorities;

     -    longer payment cycles and problems in collecting accounts receivable;

     -    political and economic risks;

     - translation and transaction exposure from fluctuations in exchange rates of other currencies; and

     - potentially adverse tax and cash flow consequences resulting from operating in multiple countries with different laws and regulations.

THE COMPANY DOES NOT HAVE ALL OF ITS HISTORICAL CORPORATE RECORDS AND CANNOT BE SURE ABOUT POTENTIAL LIABILITIES RELATING TO ITS FORMER OPERATIONS AND ACTIONS BY ITS FORMER OFFICERS AND DIRECTORS.

     Notwithstanding the Company's demand, its former lawyers, David Wagner and David Wagner & Associates, P.C., have not delivered to the Company the historical corporate records they prepared and maintained on behalf of Kalan. As a result, the Company's current management does not have access to all of the Company's historic corporate records and does not know what information may be contained in or omitted from the records that are in the lawyers' possession. The Company is pursuing claims against these individuals regarding this matter.

     In addition, the agreement and plan of merger those same lawyers prepared in connection with the Reverse Acquisition contains representations by the Company and an officer's certificate containing representations by Sanford Altberger, the Company's former President, to the effect that Kalan had no liabilities at the time of the Reverse Acquisition. However, based on the amounts that the Company's former lawyers and others first claimed to be owed after the Reverse Acquisition, the Company now believes those representations may not have been true when they were made by the Company's former officers and directors. Although the Company cannot be sure about the existence or amount of any potential liabilities relating to the Company's pre-Reverse Acquisition operations, or actions or omissions by its former officers and directors, the Company does not have any outstanding liabilities of which it is currently aware relating to its pre-Reverse Acquisition operations, other than legal fees alleged to be owed to its former lawyers. Moreover, based on its review of the Company's affairs in connection with the Reverse Acquisition, management of the Company does not believe that the absence of the historic corporate records affects the integrity of the Company's financial statements.

REGULATION

     The business operations of PTSB are regulated by both the Malaysian Ministry of Energy Communications & Multimedia (MECM) (formerly known as the Ministry of Energy Telecommunications & Post) and the Communications and Multimedia Commission ("CMC") of Malaysia. PTSB's license is governed by the Malaysian Communications & Multimedia Act 1998 ("Act 588") which became effective on April 1, 1999. This new Act, which has superseded the Telecommunications Act of 1950 and the Broadcasting Act of 1988, is to provide for and to regulate the converging communications and multimedia industries in Malaysia.

     Under Malaysian law, PTSB has the option of registering its existing wireless broadband license under Act 588 or maintaining the terms of the license under the repealed Act. The Company believes that it would be more advantageous to register its license under the new Act, and has on March 3, 2000 registered with the CMC its intention to register its license under the new Act. The registration is effective on the date of filing with the CMC.

     While the Company believes that Act 588 is the most significant industry-specific governmental regulations that apply to the Company's business, the Company is subject to a large number of other laws in different countries and localities.

EFFECT OF REGULATIONS ON THE COMPANY

     The Company currently expects that both CMA 1998 and CMCA 1998 ("Act 589"), which came into effect after the Company's broadband license was granted, will have a net positive influence on the Company's participation in the multimedia industry. These Acts have broadened the scope of permissible business operations for industry participants by providing new opportunities, particularly in telephony, multimedia and Internet Protocol compatible communications. The Company hopes that it will benefit because the Acts compel all telecommunications network operators to accord equal access service to their customers. With equal access, customers who are registered with one telecommunications network operator will have the option to use the services of any other network operator and be invoiced separately by the respective operator for the services used.

     The Company believes that it is presently the only company in Malaysia to be granted a wireless video communication network ("WVCN") license to deliver interactive multimedia applications and services. This exclusivity may cease when the government of Malaysia lifts the current freeze on applications for new licenses on March 31, 2000.

CONDITIONS OF LICENSE GRANTED TO PTSB

     On May 28, 1997, PTSB was granted a license to establish, maintain and operate a telecommunications system for the provision of broadband communications services throughout Malaysia. Under the license agreement, the services the Company is permitted to provide include the following:

-    interactive distance learning
-    live news coverage
-    remote video surveillance
-    emergency field services
-    on-site progress monitoring; and
-    energy conservation and building management.

     The provision of additional services is subject to the prior written approval of the Director General of Telecommunications.

     The license granted to the Company is for an initial ten-year term. Under the terms of the License Agreement, the terms and conditions of the license are subject to review from time to time by the Minister of Energy Communications and Multimedia, and the Minister may add, vary or revoke any terms or condition imposed on the Company. The key provisions of the License Agreement are outlined below:

     (i) Payment of Fees - The Company is required to pay the following amounts to the Ministry of Energy Communications & Multimedia at the following times: (a) on the date the License was granted, the sum of RM 50,000 (U.S. $19,250, based on an exchange rate of RM3.80: US$1.00 as at March 31, 2000); and (b) beginning on December 31, 1997 and annually thereafter a renewal fee in an amount equal to 0.08% of the Company's annual audited gross sales subject to an annual minimum of RM 5,000 (US$1,316 based on an exchange rate of RM3.80 : US$1.00 as of March 31, 2000) per year. The amount of the annual license fee is subject to review by the Minister of Energy Communications and Multimedia after the first three years. As of the year ended December 1999, the Company had paid all amounts that were payable under the License.

     (ii) Connection of Other Systems and Apparatus - The Company must allow any person or organization to connect peripheral equipment or apparatus to VISIONET for the transmission and receiving of any messages within or amongst its private premises, provided that the person or organization shall have earlier entered into an agreement with the Company stipulating terms and conditions, relevant charges and equipment specifications for such connection.

    (iii) Network Security - The Company must adequately ensure that: (a) there is no obstruction or intervention of the Company's network; (b) the Company does not interfere with the working of other telecommunications systems or the radio communications services of the Government of Malaysia or the Malaysian Armed Forces or any other station licensed by the Government; and (c) the Company complies with all regulations, directives and orders given by the Telecommunications Authority of Malaysia and the International Telecommunications Union regarding the transmission and use of bandwidth and frequencies.

     (iv) Price Control - The Minister reserves the right to establish price control arrangements for the relevant service provided by the Company with which the Company is required to comply. The Company must maintain separate financial data and accounts for the WVCN services and must submit such data to the Minister upon request.

     (v) Content - The Company must comply with any terms and conditions imposed by any relevant governmental authorities with respect to programming content.

     (vi) Transferability - The Company is not permitted to assign, transfer, sublet or otherwise dispose of its rights, duties, liabilities, obligations and privileges under the WVCN license to any person, except with the prior written consent of the Minister.

    (vii) Contracts with Third Parties to Operate or Provide Licensed System or Services - Where the Company has entered into or intends to enter into any joint venture, association, contract or arrangement with a third party, the effect of which would be to permit the third party to operate or provide the Company's services, the Company must seek the Minister's approval.

   (viii) Compliance with the Law - The Company must observe and comply with the CMA 1998 (or any Regulations made thereunder), the International Telecommunications Convention and any other treaty or convention to which Malaysia is a party. Nothing in the WVCN license can have the effect of varying the Company's obligations to obtain any other licenses, permits or approvals that may be required under the laws of Malaysia.

          For example, the Company is required to obtain approval from the Standards & Research Institute of Malaysia (the "SIRIM") for the Company's proposed network transmission and customer premises equipment prior to the importation and installation of such equipment in Malaysia. The Company does not currently anticipate any difficulty in obtaining approval from the SIRIM for the proposed network transmission and customer premises equipment because the Company believes that the technical and performance specifications of the relevant equipment conforms to the standards established by the International Telecommunications Union, of which Malaysia is a member.

     (ix) Exceptions and Limitations on Obligation - The Company shall not be held to have failed to comply with an obligation imposed upon it by or under the WVCN license if and to the extent that the Director General is satisfied that that it is prevented from complying with those obligations for the following reasons: (a) the malfunction or failure of any apparatus or equipment where the Director General determines that reasonable measures were taken beforehand; (b) the act or omission of any national authority or international organization; or
          (c) any other factor which, in the opinion of the Director General is beyond the Company's reasonable control and which notwithstanding the exercise by it of reasonable diligence and foresight, the Company was unable to prevent or overcome.

     (x) Revocation of WVCN License - The Minister may at any time revoke the WVCN license by thirty days notice in writing given to the Company at its registered office in any of the following circumstances: (a) if any fee payable is unpaid thirty days after it becomes due whether a notice in writing has been given to the Company or not; (b) upon breach of any Conditions imposed in the WVCN license; (c) if the Company enters into receivership or liquidation; or whether voluntary or involuntary save for the purpose of amalgamation or reconstruction;
          (d) if the Company ceases to carry on its business; or (e) if any action was taken for voluntary winding up or dissolution of the Company or any order pursuant to the Malaysian Companies Act 1965 is made for the compulsory winding up or dissolution of the Company.

In the event that the WVCN license is not renewed or revoked, the Company will not be entitled to any payment of compensation whatsoever from the Ministry for any loss or damage that may have been incurred or suffered by the Company. The determination of the license will not prejudice or affect the right of the MECM to receive any sum due to the MECM for any breach or non-performance of any of the conditions set out in the license.

RESEARCH & DEVELOPMENT COSTS

     In the last two fiscal years, the Company has not spent any significant funds on research and development activities. This is expected to change during 2000 when the Company expects to undertake joint research and development work with equipment manufacturers based in the United States.

ENVIRONMENTAL LAWS

     To date, the Company has not incurred any material costs for compliance with any prevailing environmental laws of Malaysia or the United States.

PATENTS AND TRADEMARKS

     The Company has no other patent, except for a patent for digital image display technology that the Company acquired from Synervest Sdn Bhd, a company controlled by Mustaffa Yacob, a director of PTSB. The Company is in advanced negotiations with a third party to acquire this Patent from the Company. The Company's subsidiary, PTSB, has registered the name "VISIONET" as its service tradename and trademark with the Malaysian Registry of Trade Marks and Patents. No other intellectual property registration is pending.

EMPLOYEES

     At December 31, 1999, the Company had 10 full-time employees and 12 part-time employees. The Company currently plans to embark on an aggressive recruitment effort in the first six months of 2000 in an effort to prepare for the targeted launch of VISIONET in the third quarter of 2000.

ITEM 2.   DESCRIPTION OF PROPERTIES.

     Between January 1, 1999 and June 30, 1999, the Company's principal office was located at Tower II, Suite 100, 12835 E. Arapahoe Road, Englewood, Colorado 80112. Following the Reverse Acquisition, on July 1, 1999, the Company's principal executive office was relocated to Malaysia. The Company's present principal executive office is located at No. 60A Jalan 19/3 46300 Petaling Jaya Selangor, Malaysia. The Company owns office furniture and equipment with a net book value of $36,716 as of December 31, 1999.

     In March 2000, the Company leased additional office space at Menara Merais, No.1 Jalan 19/3, 46300 Petaling Jaya, Selangor, Malaysia. The Company intends to move its principal executive office and network management center to Menara Merais, while maintaining the current location as its network engineering support center. Menara Merais is located 300 meters away from the current location.

     The Company has no other properties and the Company believes that its existing and planned facilities are adequate for its current requirements and that suitable additional space will be available as needed to accommodate future expansion of its operations.

ITEM 3.   LEGAL PROCEEDINGS.

     Following the Reverse Acquisition, certain disputes arose between the Company and Sanford Altberger, Michael Raisch and David Wagner, the Company's former President, Treasurer and legal counsel, respectively, each of whom either directly and/or beneficially owns common stock of the Company. Those disputes involved, among other things, the issuance of 1,840,000 shares of the Company's common stock to an entity controlled by Mr. Wagner (the "Disputed Shares") at the time of the Reverse Acquisition, bills for pre-acquisition legal services, recovery of the Company's historical corporate records, and various claims of alleged misrepresentations in connection with the Reverse Acquisition. On December 14, 1999, these parties conducted a voluntary mediation and agreed to settle all of their disputes arising out of the Reverse Acquisition. The mediator's Amended Settlement Memorandum (the "Settlement Memorandum") confirming the parties' agreement is filed as an exhibit to this Form 10-KSB. The Settlement Memorandum provided, among other things, for (i) the payment by the Company to Mr. Wagner of $150,000 for attorneys' fees owed and in exchange for the transfer to the Company of the Disputed Shares, (ii) the purchase by the Company of the outstanding shares of common stock then owned by Messrs. Altberger, Raisch and Wagner (excluding the Disputed Shares referred to in clause (i) above) at a price of $1.00 per share and (iii) the delivery by Messrs. Altberger, Raisch and Wagner of the Company's historical corporate records.

     In mid-January 2000, Messrs. Altberger and Raisch repudiated the Settlement Memorandum, and Mr. Wagner refused to close the settlement transactions. On January 24, 2000, the Company filed an action in the Arapahoe County, Colorado, District Court, titled KALAN GOLD CORP. V. SANFORD ALTBERGER, MICHAEL RAISCH, DAVID J. WAGNER, DAVID J. WAGNER & ASSOCIATES, P.C., DAVID WAGNER & ASSOCIATES DEFINED BENEFITS PLAN, MARION LIMITED LIABILITY COMPANY AND VERONICA BROWNELL, Case No. 00CV0172, seeking to (1) recover actual and consequential damages the Company incurred as a result of the defendants' breach of the Settlement Memorandum; (2) obtain a decree of specific performance requiring Messrs. Altberger, Raisch and Wagner to perform their obligations under the Settlement Memorandum; (3) recover the Company's attorneys' fees and costs incurred in enforcing the Settlement Memorandum; and (4) recover the Company's historical corporate records and the Disputed Shares.

     On March 3, 2000, the Company filed a motion to voluntarily dismiss, without prejudice, all of its claims against Messrs. Altberger and Raisch, which motion the court granted on March 7, 2000. As part of the agreement to dismiss its claims, Messrs. Altberger and Raisch represented and warranted to the Company that they do not have any of its corporate records in their possession, custody or control.

     On March 16, 2000, the defendants David J. Wagner, David J. Wagner & Associates, P.C., David Wagner & Associates Defined Benefits Plan, Marion Limited Liability Company and Veronica Brownell (the "Wagner defendants") filed their answer and two counterclaims against the Company. The first counterclaim seeks approximately $193,000 in attorneys' fees that David J. Wagner & Associates, P.C. alleges the Company owes for legal services, the major portion of which were rendered prior to the Reverse Acquisition, and the second counterclaim seeks a declaration removing a stop transfer order the Company issued to its stock transfer agent with respect to shares of common stock held in the names of the Wagner defendants. The Company responded to the counterclaims on April 10, 2000 asking the court to dismiss them because they were all settled under the Settlement Memorandum and are therefore invalid as a matter of Colorado law.

     In addition, on January 21, 2000, the Arapahoe County District Court issued an order to show cause directing the Wagner defendants to appear and show cause why the court should not direct them to return to the Company the Company's corporate records and the Disputed Shares. The hearing with respect to such order to show cause commenced on March 17, 2000 and has been continued to April 24, 2000.

     The Company intends to prosecute the case vigorously and believes it is has meritorious claims and defenses. The Company has set aside US$150,000 as a contingency for its liability to the Wagner defendants. The Company can give no assurances concerning the outcome of the dispute, but believes that the outcome of this litigation will not have a material adverse effect on the Company's business and results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company did not submit any matter to a vote of the Company's security holders during the fourth quarter of the fiscal year covered by this Annual Report.

                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Since January 1997, the Company's securities have traded on the over-the-counter (OTC) "Bulletin Board" market under the symbol, "KNGC". Before then, the Company's securities had never been listed for trading on any market.

     The table below sets forth the range of high and low bid quotations of the Company's common stock as publicly reported by Marketguide during the Company's 1999 fiscal year. The following bid price market quotations represent prices between dealers and do not include retail markup, markdown, or commissions; hence, they may not represent actual transactions.

Fiscal Year 2000    High   Low
                    ------ ------
First Quarter      $1.56   $0.23

Fiscal Year 1999    High   Low
                    ------ ------
First Quarter      $1.25   $0.38
Second Quarter     $2.25   $0.38
Third Quarter      $1.69   $0.31
Fourth Quarter     $0.56   $0.19

Fiscal Year 1998    High   Low
                    ------ ------
First Quarter      $0.75   $0.88
Second Quarter     $0.75   $0.84
Third Quarter      $0.90   $1.00
Fourth Quarter     $1.75   $1.88

     As of March 15, 2000, 97,290,999 shares of the Company's common stock were outstanding and the number of holders of record of the Company's common stock at that date was approximately 120. However, the Company estimates that it has a significantly greater number of shareholders because a substantial number of the Company's shares are held in "street name" by the Company's market makers. On April 10, 2000, the closing trade price for the Company's common stock was $0.91 per share.

     Under the Company's Articles of Incorporation, holders of common stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. No dividends on the common stock were paid by the Company during the periods reported herein.

RECENT SALE OF UNREGISTERED SECURITIES

     The following securities that were not registered under the Securities Act of 1933, as amended, have been issued or sold by the Company during the past three years:

(i) As at January 1, 1997, the Company's issued share capital was 7,053,499. The Company had also granted non-compensatory options to purchase 312,500 shares of common stock to the officers of the Company. During 1997 and 1998, 37,000 and 200,000 stock options were exercised, respectively.

(ii) In October 1998, the Company issued a total of 2,300,000 shares of its common stock to the following parties in exchange for four licenses to gold properties in the African country of Burkina Faso:

      Ovorvi Overseas Corporation     1,300,000*
      Great Western Finance Inc       1,000,000*

     *These shares have been returned and were cancelled in April 1999, prior to the Reverse Acquisition.

(iii) In October 1998, the Company issued 700,000 shares of its common stock to Michael Raisch, who was at the time the Company's Treasurer and a Director, and Orovi Corporation, a company controlled by Sanford Altberger, who was at the time the Company's President and a Director, in exchange for forgiveness of debt as follows:

      Orovi Corporation                  465,000
      Michael Raisch                     235,000
                                       ---------
                                         700,000
                                       =========

(iv) On April 20, 1999, the Company issued an aggregate of 83,320,000 shares of common stock to stockholders of AEI and 3,680,000 shares of common stock to its financial advisor and former lawyers in connection with the Reverse Acquisition.

(v) On February 24, 2000, the Company issued an aggregate of 2,300,000 shares of common stock to Mr. Wan Malek Ibrahim in a private placement for cash consideration of $1,150,000 at 50 cents per share. Proceeds from this private placement were used to repay advances made to the Company by Mr. Patrick Lim and LSH Asset Holdings Sdn Bhd.

     The issuances of securities described above were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act for transactions not involving a public offering.

SAFE HARBOR STATEMENT

This Form 10-KSB and other reports filed by the Company from time to time with the Securities and Exchange Commission, as well as the Company's press releases, contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company's management, as well as estimates and assumptions made by the Company's management. Forward-looking statements can be identified by the use of forward-looking terminology such as "believes", "may", "should", "anticipates", "estimates", expects", "future", "intends", "hopes", "plans" or the negative thereof. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause actual results of the Company to vary materially from historical results or from any future results expressed or implied in such forward-looking statements.

Such factors include, among others, the following: revocation of the Company's license, ability to successfully implement its business plans, market acceptance of fixed wireless broadband services, ability to obtain services provided by other communications companies, limited suppliers of LMDS equipment, failure to obtain roof access, the ability of the Company to raise capital on a timely basis, the Company's business is subject to existing and future government regulations, failure to retain qualified personnel, competitive pressures and potentially adverse tax and cash flow consequences resulting from operating in multiple countries with different laws and regulations, ability to maintain profitability in the future and general economic and business conditions in Malaysia. The Company does not undertake to update, revise or correct any forward-looking statements.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company was incorporated in 1985 in the state of Colorado and had no revenue-generating operations until the Reverse Acquisition by Animated Electronic Industries Sdn Bhd ("AEI") on April 20, 1999. As a result of the Reverse Acquisition, AEI became a wholly-owned subsidiary of the Company. To allow a more meaningful comprehension of the Company's past and future operations, the consolidated financial statements for the years ended December 31, 1998 and 1999 are prepared as if the Reverse Acquisition had occurred at the beginning of the years presented.

     The Company currently provides multimedia content production and the design and development of websites. The Company hopes to be able to provide other broadband multimedia communication services that include the operation of a wireless digital broadband network, VISIONET, and the sale of customer premises equipment.

REVENUE

     Revenue for 1999 was primarily derived from the production of multimedia programs; design and consulting services for web-site development and network engineering services; and consulting fees for project management services. In 1998, the Company was principally engaged in the marketing of video telecommunication and surveillance devices, and revenue was primarily derived from the sales of such equipment.

     The Company's hopes to be able to derive its revenue from development and production of interactive multimedia contents, web hosting, operation of a wireless broadband network and sale of customer premises equipment. In the future, the Company anticipates that its revenue will be generated mainly from the following sources:

1.   Fees for development and production of multimedia content;
2.   Fees for design and development of interactive web site;
3.   Web site hosting services and annual maintenance fees;
4. Advertising revenues from banner advertisements, event sponsorship and pay per view;
5.   Sales of customer premises equipment;
6.   Usage fees from customers using its wireless broadband network;
7.   Sale of archived information; and
8. A share of the revenue from on-line e-commerce through strategic partnerships and joint ventures.

COST OF SALES

     Cost of sales for 1999 and 1998 mainly consist of purchase cost of video telecommunication and surveillance devices. Following the Company's business plans, the Company anticipates that the costs of sales in future periods will be comprised of: -

1. Production costs for development and production of multimedia content design and development of interactive web site such as licensing costs and the costs of employing consultants as required on a project basis from time to time.
2.   Costs for assembly and distribution cost of customer premises equipment.

COMPARISON AND ANALYSIS OF RESULTS FOR YEARS ENDED DECEMBER 31, 1999 AND 1998.

     Total revenue increased by $590,338, or 50%, to $1,782,749 for the year ended December 31, 1999 from $1,192,411 for the year ended December 31, 1998. This increase in 1999 is partly due to an improvement in the economic conditions experienced by most countries in Asia in 1999 in comparison to the difficult economic conditions in Asia in 1998. As economic conditions did not permit the Company to deploy its wireless broadband network immediately after being granted the license to operate VISIONET, the Company concentrated on the design, manufacturing and marketing of video telecommunications and surveillance equipment in 1998. With the gradual economic improvement in 1999, the Company moved its focus to the development and production of multimedia content and provision of consulting services to companies seeking to establish an interactive multimedia website.

     86% of the total revenue in 1999 was generated from six major customers compared to a single customer accounting for 85% of the total revenue in 1998. Although the Company recognizes that there is significant reliance on major customers, the Company believes that this is due to the pioneer nature of the Company's business in the development and production of multimedia content. With the deployment of VISIONET in 2000 and the development of other aspects of the Company's business as outlined in Item 1, the Company hopes to be able to reduce this reliance on a few major customers in 2000.

     Costs of sales decreased by $1,043,353, or 99%, to $14,512 in 1999 from $1,057,865 in 1998 following the change in emphasis of the Company's business from the sale of telecommunications equipment to the development and production of multimedia content. The development and production of multimedia content for 1999 has a higher profit margin because it only utilizes the Company's existing manpower and facilities. As a result, gross profit increased from $134,546 for the year ended December 31, 1998 to $1,768,237 for the year ended December 31, 1999, an improvement $1,633,691, or 1214%.

     Sales and marketing expenses increased by $6,378, or 60%, to $16,985 for the year ended December 31, 1999 from $10,607 for the year ended December 31, 1998. This increase is mainly a result of higher expenses on promotion and marketing incurred to promote the Company's business of developing and producing multimedia programs and provision of design and consulting services for interactive website development. For the current financial year, management expects the expenses on sales and marketing to increase significantly following the proposed launch of VISIONET.

     Depreciation and amortization increased by $74,822, or 51%, to $221,449 for the year ended December 31, 1999 from $146,627 for the year ended December 31, 1998. This increase is due to the purchase of communications equipment during the fourth quarter of 1999 for the deployment of VISIONET, which is currently anticipated to occur during the third quarter of 2000. General administration expenses increased by $192,547, or 79%, to $436,202 for the year ended December 31, 1999 from $243,655 for the year ended December 31, 1998. These expenses mainly consisted of general and administrative costs, including rent, legal costs and personnel costs. The increase in 1999 was primarily due to $181,295 of legal fees incurred in connection with the dispute between two former officers and directors and the former corporate attorney of the Company and the post-merger management as disclosed under Item 3 of this Form 10-KSB.

     Included in general administration expenses for 1999 were management fees of $70,000 paid to a company in which Mr. Patrick Lim, the President and Chief Executive Officer of the

Company, has a financial interest. The management fee was charged on the basis of time spent for the administration and management services provided to the Company.

     For the year ended December 31, 1999, operating expenses included an amount of $48,000 deferred compensation for shares of restricted common stocks issued to Mr. Michael Raisch, the former Director, Treasurer and Secretary of the Company prior to the Reverse Acquisition. The shares were issued in 1998 for future services to be rendered to the Company. The full amount was written-off against revenue for 1999 following Mr Raisch resignation in July 1999.

     Interest expense increased by $36,154, or 134% to $63,125 for the year ended December 31, 1999 from $26,971 for the year ended December 31, 1998. This interest primarily relates to the Company's capital lease commitments. At the Company's request, the Lessor agreed to an extension on the repayment period in 1998 to enable the Company to secure additional working capital financing. The increase in interest expense is principally attributable to the impact of the rescheduled lease terms, which commenced only in 1999.

     Operating expenses increased by $357,901, or 84% to $785,761 in 1999 compared with $427,860 in 1998. The increase was mainly due to increase in legal fees, depreciation and amortization expenses.

     Gain on disposal of tangible assets of $99,680 in 1999 relates to the disposal of analogue video communication equipment. In 1998, the Company disposed tangible and intangible assets used in operations of a subsidiary, that has since been disposed for gains of $830,769 (tangible assets) and $416,411 (intangible assets). These assets, comprising analogue video hardware and peripherals and a patent for image display, were disposed, as these items were no longer relevant to the Company's operations upon the disposal of the said subsidiary.

     The Company provided for taxation of $28,497 in 1999 and zero sum in 1998. There was no income tax for the Company's operations in 1999 as the income was derived in Malaysia, which was legislated to be a tax-free year for Malaysian corporations by the Government of Malaysia. For 1998, the Company was not subject to income tax as it posted an operating loss of $293,314.

     The taxation charge in 1999 consist of provision for deferred tax arising from the timing difference between the capital allowance claimed from the Inland Revenue and the depreciation charged by the Company.

     In 1998, in an effort to streamline its businesses, the Company disposed three subsidiaries that were no longer relevant to its core activities. These subsidiaries were MHSB Research & Development Sdn Bhd, Vistel (Asia) Sdn Bhd and Educasia Sdn Bhd. All three subsidiaries were operating at a loss at the time the Company disposed them and the Company recognized a loss on the operations of the disposed subsidiaries of $387,640 and a disposal loss of $514,827.

Liquidity and Capital Resources

     As of the end of the reporting period, the Company had cash and cash equivalents of $3,959 and working capital of $2,494,404. All operations were funded from internally generated funds and working capital advanced from time to time by the principal shareholder, director and officer of the Company. These advances bear no interest and have no fixed terms of repayment.

     As of December 31, 1999, the Company owed Mr. Lim, the Chief Executive Officer, President and a Director of the Company, $551,695 and as of December 31, 1998, the Company owed Mr. Lim $563,432), in each case for short-term cash advances made to the subsidiary of the Company for working capital purposes from time to time. Additionally, as at December 31, 1999 and as at December 31, 1998, the amount owing to a company in which Mr. Lim has a financial interest amounted to $311,428 and $212,142, respectively. This amount was for short-term cash advances made to the Company and its subsidiaries for working capital purposes from time to time. These amounts are unsecured, bear no interest and have no fixed terms of repayment.

     For the year ended December 31, 1999, net cash generated from operating activities of $1,484,105 arose from an increase in net income. In 1998, net cash used in operating activities of $4,225,434 was mainly due to the net increase in trade and other Account Receivable of $2,918,693. Accounts receivable increased from $1,047,076 on December 31, 1998 to $1,565,625 on December 31, 1999. This
increase is due to the Company adopting an aggressive credit policy that provided for extended credit period for its customers. The Company adopted this policy to develop its business in the production and development of multimedia content.

     Accounts receivables consists of sales of goods and fees receivables for production of multimedia programs and Intranet and management and consulting services. As at December 31, 1999, 41% of Accounts receivables were aged below 90 days and 77% of accounts receivable were due from companies or parties that are related or affiliated to the Company. The Company has received written undertakings from all its customers for full settlement of outstanding accounts receivables. There was no provision for doubtful debts in 1999 as the Company's management expects to receive a substantial portion of the accounts receivables by August 31, 2000. Due to the pioneer nature of its business, the Company has pursued an aggressive credit policy and has extended a lenient credit term to all its customers, including related parties. All the accounts receivables from related parties will be collected as letters of undertaking has been given by these parties. As explained above, following the deployment of VISIONET in 2000, dependence on affiliated and related parties is expected to be reduced to less than 10% of the total revenue in 2000.

     Other accounts receivable as at December 31, 1999 included an overdue amount of $1,698,902 that relates to sales proceeds arising from the disposal of investments and fixed assets, of which $1,391,007 was due from Synervest Sdn Bhd, a company controlled by Mustaffa Yacob, a director of PTSB. The Company expects to collect this amount by August 31, 2000. as the Company has received written undertakings from its customers for full settlement of such other accounts receivable.

     Cash used in investing activities was $1,542,636 in 1999. This was mainly due to the purchase of communications equipment during the fourth Quarter of 1999 amounting to $1,226,961. This investment in tangible fixed asset was made in anticipation of VISIONET being commercially deployed sometimes in the third quarter of 2000. In 1998, net cash generated from investing activities of $2,018,728 was attributable to disposals of subsidiaries and the related assets in the Company. These subsidiaries were disposed as their operations were no longer relevant to the Company's core activities.

     The Company expects to incur capital expenditures ranging between $10.0 million to $15.0 million during 2000 in connection with the launch and build-out of network infrastructure to support the operation of VISIONET. Although the Company has not committed to any capital expenditures, nor has the Company's Board of Directors approved any capital expenditures, the Company believes that investment in infrastructure is a necessary and logical step towards the Company's plan to deploy its wireless network.

     The Company intends to source these funds internally and through equity or debt financing. There is, however, no assurance that the Company will be able to obtain sufficient financing on terms reasonably acceptable to the Company, or at all. The Company will continuously evaluate its financing requirements and may decide to consider alternative modes of financing.

     No dividends on the common stock were paid by the Company for the two years reported herein.

Y2K COMPLIANCE

     As of the date of this Annual Report, the Company did not experience any Y2K compliance problems and all computer software appears to be functioning properly.

ITEM 7  FINANCIAL STATEMENTS

     The unaudited financial statements of the Company being furnished in response to this Item are contained in a separate section of this Report beginning on page F-1.

THE FINANCIAL STATEMENTS OF THE COMPANY INCLUDED IN THIS REPORT ARE UNAUDITED.

     THE COMPANY'S AUDITORS HAVE ADVISED THE COMPANY THAT THEY ARE UNABLE TO COMPLETE THEIR REVIEW OF THE COMPANY'S FINANCIAL STATEMENTS FOR THE YEAR ENDED DECEMBER 31, 1999 BY THE PRESCRIBED FILING DATE. IN RELIANCE UPON RULE 12b-21 OF THE SECURITIES EXCHANGE ACT OF 1934 (WHICH PROVIDES THAT IF ANY REQUIRED INFORMATION IS UNKNOWN AND NOT REASONABLY AVAILABLE TO THE REGISTRANT EITHER BECAUSE THE OBTAINING THEREOF WOULD INVOLVE UNREASONABLE EFFORT OR EXPENSE, OR BECAUSE IT RESTS PECULIARLY WITHIN KNOWLEDGE OF ANOTHER PERSON NOT AFFILIATED WITH THE REGISTRANT, THE INFORMATION MAY BE OMITTED, SUBJECT TO THE CONDITIONS SET FORTH THEREIN), THE COMPANY HAS OMITTED THE REQUIRED AUDITED FINANCIAL STATEMENTS FOR THE YEAR ENDED DECEMBER 31, 1999 AND IS INSTEAD INCLUDING UNAUDITED FINANCIAL STATEMENTS FOR SUCH PERIOD. THERE CAN BE NO ASSURANCE THAT THE AUDITED FINANCIAL STATEMENTS WILL NOT DIFFER MATERIALLY FROM THE UNAUDITED FINANCIAL STATEMENTS INCLUDED IN THIS REPORT. THE COMPANY UNDERTAKES TO AMEND THIS REPORT AS PROMPTLY AS POSSIBLE TO FILE THE AUDITED FINANCIAL STATEMENTS FOR THE YEAR ENDED DECEMBER 31, 1999 UPON COMPLETION OF THE AUDITORS' REVIEW OF SUCH FINANCIAL STATEMENTS AND HAVING RECEIVED A SIGNED REPORT WITH RESPECT THERETO.

ITEM 8. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no disagreements on accounting and financial disclosures with the Company's previous accountant, Cordovano and Harvey, P.C., or the Company's present accountant, Arthur Andersen & Co., during the reporting period. Cordovano and Harvey, P.C. resigned on February 11, 2000 and Arthur Andersen & Co. was engaged as the Company's independent accountant on February 11, 2000. The Company's financial statements for the last two years prepared by Cordovano and Harvey, P.C. contained a "going concern" opinion.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The Directors and Executive Officers of the Company, and their respective ages and positions held in the Company, as of April 10, 2000 are as follows:-

      NAME                        AGE    POSITION HELD
      ----                        ---    -------------
      Wan Abdul Razak bin Muda     63    Chairman and Director

      Patrick Soon-Hock Lim        50    President, Chief Executive Officer and Director

      Valerie Hoi-Fah Looi         41    Secretary and Director

      Charles W. Pollard           42    Director (1)

      Paddy Bowie                  74    Director (1)

      Chee-Hong, Leong             34    Acting Chief Financial Officer/Treasurer

      Wan Malek Ibrahim            52    Executive Chairman
                                         and Director of PTSB

--------------

(1) Mr. Charles W. Pollard and Mrs. Paddy Bowie joined the Board of Directors on February 7 and February 24, 2000, respectively.

(2) The Company's Directors will serve in such capacity until the next annual meeting of the Company's shareholders or until their successors have been elected and qualified. The officers serve at the discretion of the Company's Directors. There are no family relationships among the Company's officers and directors, nor are there any arrangements or understandings between any of the directors or officers of the Company or any other person pursuant to which any officer or director was or is to be selected as an officer or director.

MR. WAN ABDUL RAZAK BIN MUDA, 63, has served as the Chairman of the Board of the Company since April 1999. He is also the Chairman and Director of Tiong Nam Transport Holdings Bhd, a Malaysian public land cargo transportation and warehousing company. In addition, since February 1993, Mr. Muda has been the Chairman of the Board of AEI and PTSB and since May 1995, Mr. Muda has been the Chairman of the Board of Vistel (Malaysia). Prior to joining Tiong Nam Transport Holding Bhd in 1992, Mr. Muda had served in the Malaysian Police Force for 34 years. He joined the Malaysian Police Force as a police cadet after completing senior high school. As part of his training, he attended numerous courses conducted by the Royal Malaysian Police Training College and rose from the rank and file to his last position as the Chief Police Officer of the state of Terengganu, Malaysia.

MR. PATRICK SOON-HOCK LIM, 50, currently serves as President and Chief Executive Officer of the Company, positions he has held since the closing of the Reverse Acquisition in April 1999. Mr. Lim has been the Managing Director at AEI since August 1988 and has been involved in the multimedia industry for the past 10 years. Mr. Lim earned his Masters in Science from Reading University, United Kingdom in 1974.

MS. VALERIE HOI-FAH LOOI, 41, has served as the Corporate Secretary since the closing of the Reverse Acquisition in April 1999 and, in such position, she is responsible for corporate affairs and human resources of Kalan and AEI. Ms. Looi has also served as the Senior Vice President, Corporate Affairs at AEI, a position she has held since joining AEI in 1990. She has over 10 years of experience in corporate affairs. Ms. Looi holds a Diploma in Management from the Malaysian Institute of Management, Malaysia.

MRS. PADDY BOWIE, 74, joined the Board of the Company in February 2000. Mrs. Bowie is currently the Managing Director of Paddy Schubert, a business consulting firm which she founded in 1980 She earned her Diploma in Education from Oxford University, United Kingdom in 1948 and a Masters in English from Manchester University, United Kingdom in 1946.

MR. CHARLES W. POLLARD, 42, joined the Board in February 2000. He has been the Managing Director of Omni Air International Inc ("OMNI"), a U.S.-based airline based in Oklahoma, since March 1997. Prior to joining OMNI, Mr. Pollard served as President and Chief Executive Officer of World Airways, Inc. from October 1987 to March 1997. Mr. Pollard also practiced corporate law in the Washington, D.C. office of Skadden, Arps, Slate, Meager & Flom, an international law firm where he was an associate specializing in corporate finance, project finance and mergers and acquisition. He is a member of the District of Columbia Bar and received a Bachelor of Arts in Economics from Saint Auselm College, a Masters in Public Administration from Syracuse University and a Doctorate of Law from George Washington University Law Center.

MR. CHEE-HONG LEONG, 34, Fellow of Association of Chartered Certified Accountants, United Kingdom has been the Acting Chief Financial Officer of the Company since February 7, 2000. Mr. Leong is also the Corporate Finance Manager of AEI, a position he has held since joining AEI in January 2000. He is responsible for the financial and administrative functions of the Company. Prior to joining AEI, Mr. Leong was the Assistant Accounts Manager at Industrial Concrete Product from April 1994 to December 1999. Mr. Leong earned his Bachelor of Arts in Accounting at Ulster University in Northern Ireland in 1989 and qualified as a Chartered Certified Accountant with the Association of Chartered Certified Accountants in 1994.

MR. WAN MALEK IBRAHIM, 52, has served as the Executive Chairman and Director of PTSB since February 14, 2000. Mr Ibrahim is also a non-executive director of World Airways, Inc., a position he has held since 1992. He was the Managing Director of Malaysian Airline Systems Bhd ("MAS"), a position he held from April 1994 until his retirement in March 1999. Since his retirement, he has remained on the board of MAS as a non-executive director. Mr Ibrahim graduated from the University of Malaya in 1971 with a Bachelor of Arts in Chinese Studies.

     The Company does not pay fees to members of the board of directors and presently has no plans to pay directors' fees. The Company intends to grant stock options to members of the board of directors who are not employees of the Company or any subsidiary of the Company ("Outside Directors"). The Company hopes that such grants of stock options will encourage ownership of capital stock of the Company by Outside Directors and will be necessary in order to attract and retain qualified persons to serve on the Company's Board. Presently, Wan Abdul Razak bin Muda, Charles Pollard and Paddy Bowie are Outside Directors of the Company.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934.

     Section 16(a) of the Securities Exchange Act of 1934, as amended, (the "34 Act"), requires the Company's officers and directors and persons who own beneficially more than ten percent of the Company's Common Stock to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Based solely on a review of copies of the Section 16(a) reports furnished to the Company and written representations by certain reporting persons, the Company believes that all of the Company's officers and directors, and all persons owning more than ten percent of the Company's Common Stock have filed the subject reports, if required, on a timely basis during and with respect to the fiscal year ended December 31, 1999, except that:-

(i.) LSH Asset Holdings Sdn. Bhd and Mr. Patrick Soon-Hock Lim filed in November 1999, Forms 3 required to have been filed in April 1999; and filed in November 1999, Forms 4 required to be filed in August 1999.

(ii.) Ms. Valerie Hoi-Fah Looi filed in November 1999, Forms 3 and 4 required to have been filed in April 1999 and August 1999, respectively.

(iii.) Mr. Wan Abdul Razak bin Muda filed in November 1999, a Form 3 required to have been filed in April 1999.

(iv.) Mr. Ahmad Fauzi Zahari filed in November 1999 a Form 3 required to have been filed in August 1999. He has yet to file a Form 4 required to have been filed in December 1999.

ITEM 10.  EXECUTIVE COMPENSATION.

     The following table sets forth the Summary Compensation Table for the Chief Executive Officer and other executive officers who were serving as executive officers at the end of the last completed fiscal year and whose salary and bonus aggregated at in excess of $100,000. No other compensation not covered in the following table was paid or distributed by the Company to such persons during the period covered. Employee Directors receive no additional compensation for service on the Board of Directors of the Company. Outside Directors received no compensation from the Company as such during this period, except as indicated below.

     The Company (under former management prior to the Reverse Acquisition) had granted a stock option to Mr. Raisch, the former Secretary-Treasurer and a Director, for 75,000 common shares at $.02 per share until November 14, 2001, which option the Company and Mr. Raisch have agreed to cancel.

     As of the date hereof, the Company has no other options issued or outstanding. The Company has no retirement, pension, profit sharing, stock option, insurance or other similar programs. There were no long-term compensation plans, awards, options nor any other compensation offered by the Company.

                           SUMMARY COMPENSATION TABLE

NAME AND PRINCIPAL POSITION   YEAR  ANNUAL
---------------------------   ----  COMPENSATION
                                    ------------
                                    SALARY      BONUS
                                    ------      -----
Patrick Soon-Hock Lim         1999  $7,895       (1)
President, Chief Executive    1998  Not applicable
Officer and Director          1997  Not applicable



Sanford Altberger             1999  $--          (2)
Former President              1998  $--
and Director                  1997  $--

-------------
(1) Mr. Lim became President, Chief Executive Officer and a Director of the Company on April 20, 1999 in connection with the Reverse Acquisition. Amounts received in 1999 represent director's fee from AEI for the year ended December 31, 1999.

(2) Mr. Altberger was the President of the Company until April 20, 1999 when he was replaced by Mr. Lim in connection with the Reverse Acquisition. Orovi Corporation, a private company controlled by Mr. Altberger, advanced loans to the Company from time to time for operational purposes. As of January 1, 1998, the Company owed Orovi Corporation $84,926. An additional $41,300 was advanced through December 31, 1998. The balance owed, plus accrued interest, was satisfied by the Company issuing 465,000 shares of its common stock as payment of the debt in 1998.

EMPLOYMENT AGREEMENTS

     The Company has no employment agreements with its Chief Executive Officer and other executive officers. However, its wholly-owned subsidiary, AEI, and Chee Hong Leong had entered into a letter agreement, dated December 8, 1999, with respect to Mr. Leong's appointment as Corporate Finance Manager of AEI. Under the letter agreement, Mr. Leong will receive a basic salary of $18,947 per year and be entitled to unspecified stock option grants to be awarded by Kalan Gold Corporation in the future. Either party may terminate the letter agreement by giving the other party one month's prior written notice.

     AEI and Ms. Valerie Hoi-Fah Looi entered into a letter agreement dated January 1, 1999 with respect to Ms. Looi's redesignation as Senior Vice President of Corporate Affairs at AEI. Under the letter agreement, Ms. Looi will receive a basic salary of $13,578 per year subject to review by the Company from time to time.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following sets forth the number of shares of the Company's common stock beneficially owned by (i) each person who, as of March 15, 2000, was known by the Company to own beneficially more than five percent (5%) of its common stock;
(ii) each of the Directors and Executive Officers of the Company and (iii) the Directors and Executive Officers of the Company as a group. As of March 15, 2000, there were 97,290,999 common shares issued and outstanding.

NAME AND ADDRESS             NUMBER OF SHARES OF        PERCENT OF
OF BENEFICIAL OWNER(1)       BENEFICIAL OWNER (2)       CLASS
-------------------------------------------------------------------------------
Patrick Soon-Hock Lim        50,445,000 (3)             51.84

Wan Abdul Razak bin Muda     300,000 (4)                *

Valerie Hoi-Fah Looi         4,700,000                  4.83


Wan Malek Ibrahim (5)        4,200,000 (6)              4.32

Charles W. Pollard           0                          *

Paddy Bowie                  0                          *
                             ------------               ------
All Officers and Directors as
a Group (6 persons)          59,645,000                 61.31
                             ============               ======

-----------------
*    Less than 1%.


(1) The address for each beneficial owner is c/o Kalan Gold Corporation, 60A Jalan 19/3, 46300 Petaling Jaya, Selangor, Malaysia.

(2) The inclusion herein of any shares of common stock as beneficially owned does not constitute an admission of beneficial ownership of those shares. Unless otherwise indicated, each person listed above has sole investment and voting power with respect to the shares listed.

(3) Includes (a) 8,000,000 shares directly owned by Mr. Lim's wife, (b) 8,000,000 shares directly owned by Mr. Lim's son and (c) 25,245,000 shares owned by LSH Asset Holdings Sdn Bhd, a corporation controlled by Mr. Lim and his wife.

(4)  Of such shares (i) 60,000 are beneficially owned by Mr. Muda's spouse and
     (ii) 60,000 are held by each of Mr. Muda's three daughters.

(5)  Mr. Ibrahim is the Executive Chairman and a Director of PTSB.

(6)  Includes 1,250,000 shares owned by Mr. Ibrahim's spouse.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The Company has significant related party transactions with the following entities:

LSH ASSET HOLDINGS SDN BHD ("LSH")

     LSH is a company wholly owned by the Company's Chief Executive Officer and President and Director, Mr. Patrick Lim and Mr. Lim's wife. During the year ended December 31, 1999, LSH billed the Company $70,000 for management fees. During the year ended December 31, 1998, the Company purchased tangible fixed assets, including computer, studio and communications equipment valued at $254,342 from LSH. In addition, the cost of goods sold for 1998 included communications equipment purchased from LSH valued at $1,002,963. LSH also made short term advances to the Company from time to time for working capital purposes. As at December 31, 1999, the amount owing to LSH was $311,428 and at December 31, 1998, the amount owing to LSH was $212,142. This amount is unsecured, bears no interest and has no fixed terms of repayment and is recorded in the financial statements as "due to a company in which a director has financial interest".

VISIONEWS ASIA SDN BHD (VASB)

     During the year ended December 31, 1999, the Company billed VASB total fees of $238,796 for production of multimedia programs. The amount due from VASB, included under Accounts Receivable as at December 31, 1999, was $86,848. The Company also purchased communications equipment valued at $1,226,961 from VASB in 1999. For the year ended December 31, 1998, the Company sold telecommunications equipment to VASB for a total value of $1,012,927 and the amount outstanding as at December 31, 1998 included under Accounts Receivable was valued at $1,046,944. The terms of repayment for the amount due from VASB is similar to terms accorded to the Company's other existing customers. Mr. Patrick Lim is a director of VASB and owns a 40% equity interest in VASB. Mr. Mustaffa Yacob, who is a director of PTSB, is also a director of VASB and owns a 20% equity interest in VASB. VASB has given a written undertaking to the Company to settle progressively all amounts due to the Company as at December 31, 1999 by August 2000. All transactions between the Company and VASB were in Ringgit Malaysia, the local currency of Malaysia.

SYNERVEST SDN BHD (SSB)

     During the year ended December 31, 1999, the Company billed SSB for project consulting fees totaling $197,897 for design and development work on multimedia website and Internet Protocol based Extranet. The amount outstanding included in Accounts Receivable as at December 31, 1999 was $92,105. The terms of repayment for the amount due from SSB are similar to terms accorded to the Company's other existing customers. The Company also acquired a patent for digital image display technology from SSB in 1999, for an aggregate purchase price of $448,567 as consideration for settlement of an amount owing by SSB. The Company is in advanced negotiations with a third party to acquire this patent from the Company. Mustaffa Yacob is a director of SSB and holds a 60% equity interest in SSB.

As at December 31, 1999, an overdue amount of $1,391,007 from SSB was included in Other Accounts Receivable and as at December 31, 1998, an overdue amount of $1,720,665 from SSB was included in Other Accounts Receivable. This amount primarily arose in the year ended December 31, 1998 when the Company sold to SSB tangible and intangible assets used in the operations of a subsidiary, that has since been disposed. These assets, comprising analog video hardware and peripherals and a patent for image display, were sold to SSB for a total sum of $1,661,175.

     SSB has given a written undertaking to the Company to settle progressively all amounts due to the Company as at December 31, 1999 by August 2000. All transactions between the Company and Synervest were in Ringgit Malaysia, the local currency of Malaysia.

KHIDMAT MAKMUR SDN BHD (KMSB)

     Mustaffa Yacob is a director of KMSB and holds a 30% equity interest in KMSB. During the year ended December 31, 1999, the Company billed KMSB for project consulting fees totaling $456,601 for design and development work on multimedia website. The amount outstanding included in Accounts Receivable as at December 31, 1999 was $455,382. The terms of repayment for the amount due from KMSB are similar to terms accorded to the Company's other existing customers. KMSB has given written undertaking to the Company to settle progressively all amounts due to the Company as at December 31, 1999 by August 2000. All transactions between the Company and KMSB were in Ringgit Malaysia, the local currency of Malaysia.

MY ARCHITECT (MYA) AND MY DRAUGHTING SERVICES (MDS)

     Mustaffa Yacob is the principal partner of MYA and MDS. During the year ended December 31, 1999, the Company billed MYA $290,368 (and MDS $154,742 for design and development work on multimedia website. The Company also sold to MYA a video communications system valued at $130,610 in 1999 The amount outstanding included in Accounts Receivable as at December 31, 1999 was $419,855 for MYA and $154,329 for MDS. The terms of repayment for the amount due from MYA and MDS are similar to terms accorded to the Company's other existing customers. Both firms have given written undertakings to the Company to settle progressively all amounts due to the Company as at December 31, 1999 by August 2000. All transactions between the Company and both firms were in Ringgit Malaysia, the local currency of Malaysia.

PATRICK LIM

     As of December 31, 1999 and December 31, 1998, the Company owed the President and Chief Executive Officer of the Company, Mr. Patrick Lim, $551,695 and $563,432, respectively, for short-term cash advances made to the subsidiary of the Company for working capital purposes from time to time. The amount owing to Mr. Lim is unsecured, bears no interest and has no fixed terms of repayment and is recorded in the financial statements as "due to a director".

OROVI CORPORATION

     Orovi Corporation, a private company controlled by Sanford Altberger, the former President and a Director of the Company, advanced loans to the Company from time to time for operational purposes. As of January 1, 1998, the Company owed Orovi Corporation $84,926. An additional $41,300 was advanced through December 31, 1998. The balance owed, plus accrued interest, was satisfied by the Company issuing 465,000 shares of its common stock as payment of the debt in 1998.

     The Company entered into a verbal agreement effective September 1, 1997 to rent office space from Orovi Corporation, effective September 1, 1997. The agreement required monthly rental payments of $1,000 per month. This agreement was terminated on June 30, 1999.

ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K.

(a)   Exhibits.

       3.1 Articles of Incorporation (Incorporated by reference to Exhibit 3A to the Company's Form 10-SB filed with the SEC on March 6, 1995.)

       3.2 Articles of Amendment (Incorporated by reference to Exhibit 3B to the Company's Form 10-SB filed with the SEC on March 6, 1995.)

       3.3 Bylaws (Incorporated by reference to Exhibit 3C to the Company's Form 10-SB filed with the SEC on March 6, 1995.)

       3.4 Articles Of Amendment to change name from Knight Natural Gas to Kalan Gold Corporation.

      10.1 Amended Settlement Memorandum, dated December 14, 1999, as confirmed by Judge Jim R. Carrigan of the Judicial Arbiter Group in Denver.

      10.2 Agreement and Plan of Reorganization, dated April 20, 1999, between Kalan Gold Corporation and Animated Electronic Industries Sdn. Bhd. (Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K/A dated April 20, 1999, as filed with the SEC on July 2, 1999.)

      10.3 Employment Letter Agreement, dated January 1, 1999, between Valerie Looi and Animated Electronic Industries Sdn. Bhd.

      10.4 Employment Letter Agreement, dated December 8, 1999, between Leong Chee Hong and Animated Electronic Industries Sdn. Bhd.

      21.1  List of Subsidiaries

      27.1  Financial Data Schedule

      99.1  Letter from Arthur Andersen & Co. dated April 14, 2000

(b)  Reports on Form 8-K.

     None.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              Kalan Gold Corporation

Dated: April 13, 2000     By:   /s/ Patrick Soon-Hock Lim
                              ----------------------------
                                    Patrick Soon-Hock Lim
                                    President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

              SIGNATURE                      TITLE                              DATE
------------------------------------- ----------------------------------------  -----------------
   /s/ Patrick Soon-Hock Lim          President, Chief Executive                April 13, 2000
------------------------------------- Officer and Director
                                      (Principal Executive Officer)

   /s/ Chee Hong Leong                Acting Chief Financial Officer            April 13, 2000
------------------------------------- (Principal Financial Officer and
                                      Principal Accounting Officer)

   /s/Wan Abdul Razak bin Muda        Chairman and Director                     April 13, 2000
-------------------------------------

   /s/ Looi Hoi Fah                   Director                                  April 13, 2000
-------------------------------------

   /s/  Paddy Bowie                   Director                                  April 13, 2000
-------------------------------------

   /s/Charles W. Pollard              Director                                  April 14, 2000
-------------------------------------

                                   KALAN GOLD CORPORATION

                          INDEX TO UNAUDITED FINANCIAL STATEMENTS.

Consolidated Balance Sheets as of December 31, 1999 and 1998 ................... F3
Consolidated Statements of Operations, Years Ended December 31, 1999
and 1998........................................................................ F4
Consolidated Statements of Cash Flow, Years Ended December 31, 1999
and 1998 ....................................................................... F5
Consolidated Statements of Changes in Shareholders' Equity ..................... F7
Notes to Consolidated Financial Statements ..................................... F8

















                                      F1

     THE FOLLOWING FINANCIAL STATEMENTS OF THE COMPANY ARE UNAUDITED.

     THE COMPANY'S AUDITORS HAVE ADVISED THE COMPANY THAT THEY ARE UNABLE TO COMPLETE THEIR REVIEW OF THE COMPANY'S FINANCIAL STATEMENTS FOR THE YEAR ENDED DECEMBER 31, 1999 BY THE PRESCRIBED FILING DATE. IN RELIANCE UPON RULE 12b-21 OF THE SECURITIES EXCHANGE ACT OF 1934 (WHICH PROVIDES THAT IF ANY REQUIRED INFORMATION IS UNKNOWN AND NOT REASONABLY AVAILABLE TO THE REGISTRANT EITHER BECAUSE THE OBTAINING THEREOF WOULD INVOLVE UNREASONABLE EFFORT OR EXPENSE, OR BECAUSE IT RESTS PECULIARLY WITHIN KNOWLEDGE OF ANOTHER PERSON NOT AFFILIATED WITH THE REGISTRANT, THE INFORMATION MAY BE OMITTED, SUBJECT TO THE CONDITIONS SET FORTH THEREIN), THE COMPANY HAS OMITTED THE REQUIRED AUDITED FINANCIAL STATEMENTS FOR THE YEAR ENDED DECEMBER 31, 1999 AND IS INSTEAD INCLUDING UNAUDITED FINANCIAL STATEMENTS FOR SUCH PERIOD. THERE CAN BE NO ASSURANCE THAT THE AUDITED FINANCIAL STATEMENTS WILL NOT DIFFER MATERIALLY FROM THE UNAUDITED FINANCIAL STATEMENTS INCLUDED IN THIS REPORT. THE COMPANY UNDERTAKES TO AMEND THIS REPORT AS PROMPTLY AS POSSIBLE TO FILE THE AUDITED FINANCIAL STATEMENTS FOR THE YEAR ENDED DECEMBER 31, 1999 UPON COMPLETION OF THE AUDITORS' REVIEW OF SUCH FINANCIAL STATEMENTS AND HAVING RECEIVED A SIGNED REPORT WITH RESPECT THERETO.



















                                       F2

                             KALAN GOLD CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                 December 31,    December 31,
                                                                                     1999            1998
                                                                                 ------------    ------------
CURRENT ASSETS                                                                     $                $
        Cash and cash equivalents                                                      3,959             826
        Accounts receivable                                                        1,565,625       1,047,076
        Others accounts receivable                                                 1,785,239       2,126,942
        Inventories                                                                    6,786           6,786
        Patent                                                                       448,567               -
                                                                                 -----------      ----------
              Total current assets                                                 3,810,176       3,181,630

TANGIBLE FIXED ASSETS
        Net book value                                                             1,683,926         638,732

GOODWILL ON CONSOLIDATION                                                            604,101         570,685
                                                                                 -----------      ----------
              Total Assets                                                         6,098,203       4,391,047
                                                                                 ===========      ==========
                  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
        Others accounts payable & accrued liabilities                                400,251         123,878
        Amount due to a company in which a director has financial                    311,428         212,142
        interest
        Amount due to a director                                                     551,695         563,432
        Obligation under capital leases                                               52,398          18,093
                                                                                 -----------      ----------
              Total current liabilities                                            1,315,772         917,545
                                                                                 -----------      ----------
LONG TERM LIABILITIES
        Obligation under capital leases                                              152,473         125,114
        Deferred tax                                                                  28,421               -
                                                                                 -----------      ----------
              Total long term liabilities                                            180,894         125,114
                                                                                 -----------      ----------

MINORITY INTERESTS                                                                   423,234         229,569

SHAREHOLDERS' EQUITY (Note E)
        Preferred stock, $0.10 par value, 1,000,000 shares authorized,                     -               -
              -0- shares issued and outstanding
        Common stock, $.00001 par value, 100,000,000 shares
              Authorized,  94,990,999 shares issued and outstanding                      950             950
        Additional paid-in capital                                                 2,711,059       2,711,059
        Unearned compensation                                                              -        (48,000)
        Retained deficit                                                           1,394,806         371,386
        Foreign currency translation reserve                                          71,488          83,424
                                                                                 -----------      ----------
              Total shareholders' equity                                           4,178,303       3,118,819
                                                                                 ===========      ==========
              Total liabilities and shareholders' equity                           6,098,203       4,391,047
                                                                                 ===========      ==========

                                       F3

                             KALAN GOLD CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                           For The Year Ended
                                                                              December 31
                                                                      ----------------------------
                                                                          1999            1998
                                                                      -----------     ------------
                                                                        $                $
REVENUES
        Sales of communication equipment                                   27,706       1,189,025
        Consultancy and production fees receivable                      1,755,043           3,386
                                                                      -----------     -----------
                                                                        1,782,749       1,192,411
                                                                      -----------     -----------
        Less: Cost of Sales
        Cost of goods sold                                               (14,512)     (1,057,865)
                                                                      -----------     -----------
                                                                         (14,512)     (1,057,865)
                                                                      -----------     -----------
Gross Profit                                                            1,768,237         134,546
Less: Operating expenses
        Sales and marketing                                                16,985          10,607
        Depreciation and amortization                                     221,449         146,627
        Unearned compensation written off                                  48,000               -
        General operation and administration                              436,202         243,655
        Interest                                                           63,125          26,971
                                                                      -----------     -----------
              Total operating expenses                                    785,761         427,860
                                                                      -----------     -----------
Operating Profit/(Loss)                                                   982,476       (293,314)
Add: Other income
        Gain on disposal of tangible assets                                99,680         830,769
        Gain on disposal of intangible assets                                   -         416,411
        Other income                                                       57,040          34,608
                                                                      -----------     -----------
Income from continuing operations before taxation                       1,139,196         988,474
Taxation                                                                 (28,497)               -
                                                                      -----------     -----------
Income from continuing operations                                       1,110,699         988,474

Less: Losses from operations of
              disposed subsidiary companies                                     -       (387,640)
        Loss on disposal of subsidiary companies                                -       (514,827)
                                                                      -----------     -----------
Net income for the year                                                 1,110,699          86,007
Minority interests                                                       (87,279)         (9,602)
                                                                      -----------     -----------
Net income applicable to common shareholders                            1,023,420          76,405
                                                                      ===========     ===========
Number of common shares outstanding                                    94,990,999      94,990,999
Basic earnings per share                                                     0.01            0.00

                                       F4

                             KALAN GOLD CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)

                                                                            For The Years Ended
                                                                                December 31
                                                                        -----------------------------
                                                                            1999           1998
                                                                        -----------------------------
                                                                              $             $
  CASH FLOWS FROM OPERATING ACTIVITIES
         Net income                                                         1,139,196       988,474
         Adjustments to reconcile net earnings to net cash used
                 In operating activities:
         Goodwill amortization                                                 72,894        42,388
         Depreciation                                                         148,555       104,239
         Stock issued for other than cash                                           -        58,239
         Gain on agreement termination                                              -       (4,517)
         Gain on disposal of fixed assets                                    (99,680)     (830,134)
         Gain on disposal of investments                                            -       (3,066)
         Gain on disposal of patent                                                 -     (416,411)
         Loss from operations of disposed subsidiary companies                      -     (387,640)
         Loss on disposal of subsidiary companies                                   -     (514,827)
         Minority shares of retained profits                                        -       411,051
         Writing off of unearned compensation                                  48,000             -
         Translation difference                                              (11,936)             -
         Changes in assets and liabilities:
         Increase in receivables                                            (176,846)   (2,918,693)
         Increase/(decrease) in payables                                      363,922     (781,901)
         Decrease in inventories                                                    -        27,364
                                                                        -------------  ------------
                 Net Cash provided by/(used in) operating activities        1,484,105   (4,225,434)
                                                                        -------------  ------------

  CASH FLOWS FROM INVESTING ACTIVITIES
         Proceeds from disposal of fixed assets                               132,892     1,377,992
         Purchase of fixed assets                                         (1,226,961)     (307,506)
         Proceeds from disposal of investments in subsidiaries                      -       528,764
         Purchase of investment                                                     -     (232,986)
         Proceeds from disposal of investments                                      -       236,052
         Purchase of patent                                                 (448,567)       (5,109)
         Proceeds from disposal of patent                                           -       421,521
                                                                        -------------  ------------
                 Net cash (used in)/provided by investing activities      (1,542,636)     2,018,728
                                                                        -------------  ------------

  CASH FLOWS FROM FINANCING ACTIVITIES
         Proceeds from issue of shares of common stock                              -     2,190,722
         Deferred payment/(payment) of obligation under capital leases         61,664      (29,772)
         Proceeds from exercise of stock options                                    -         4,000
         Proceed from advances from affiliates                                      -        41,300
                                                                        -------------  ------------
                 Net cash provided by financing activities                     61,664     2,206,250
                                                                        -------------  ------------

  NET INCREASE / (DECREASE) IN CASH AND CASH EQUIVALENTS                        3,133         (456)
  Cash and cash equivalent, beginning of period                                   826         1,282
                                                                        -------------  ------------
  Cash and cash equivalent, end of period                                       3,959           826
                                                                        =============  ============

                                       F5

                             KALAN GOLD CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)


                                                              For The Years Ended December 31
                                                           --------------------------------------
                                                                1999                  1998
                                                           -----------------     -----------------
                                                                  $                    $
  SUPPLEMENTAL CASH FLOW DISCLOSURES
           Cash paid for interest during the period                        0                18,902
                                                                   =========             =========
           Cash paid for income taxes                                      0                     0
                                                                   =========             =========

NON-CASH INVESTING AND FINANCING ACTIVITIES:

     There were no non-cash investing and financing activities during the year ended December 31, 1999.

     During the year ended December 31, 1998, the Company issued restricted common stock in consideration for forgiveness of the following debts:

1. Advances and accrued interest due an affiliate totaling $126,226 and $12,692, respectively;

2. Accrued rent payable due an affiliate totaling $16,000;

3. Salaries and accrued interest due an officer totaling $29,000 and $547 respectively;

4. Unearned compensation to an officer totaling $48,000;

     Effective December 31, 1998, the Company cancelled options to purchase 350,000 shares of the Company's common stock. As a result, the $129,500 recorded as outstanding stock options was reclassified as additional paid-in capital.

     During 1998, the Company (under the pre-reverse acquisition management) terminated its agreement to conduct a reconnaissance for gold in a licensed area located in the Wassa Amanfi district of Ghana with Esikaman Mining Company Limited ("Esikaman"). This transaction resulted in the elimination of $42,858 included in property acquisition costs and the related note payable to Esikiman of $45,647. After the write-off of the remaining discount on the note payable, the Company recorded a net gain of $4,517.

                                      F6

                             -KALAN GOLD CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                 Preferred Stock        Common Stock       Additional
                                -----------------------------------------    Paid-in    Outstanding     Deferred
                                Shares   Par Value    Shares    Par Value    capital      Options     Compensation
                                ------------------------------------------------------------------------------------
      BALANCE, DECEMBER 31,           -          -   7,090,999         71       26,385      129,500               -
      1997
Shares issued upon exercise           -          -     200,000          2        3,998            -               -
  of stock Options
Shares issued to officer to           -          -     465,000          5      154,913            -               -
  repay Advances, accrued
  interest and Accrued rent
Shares issued to officer to           -          -     235,000          2       77,545            -        (48,000)
  repay Accrued salaries,
  accrued interest and
  Deferred compensation
Cancellation of outstanding           -          -           -          -      129,500    (129,500)               -
  stock Options
Adjustment in connection with         -          -  87,000,000        870    2,318,718            -               -
  the issue of shares of
  common stocks for the reverse
  acquisition of Animated
  Electronic Industries Sdn
  Bhd on  April 20, 1999
Differences arising from              -          -           -          -            -            -               -
  translation of financial
  statement of foreign
  subsidiaries
Net income for the year ended         -          -           -          -            -            -               -
  December 31, 1998
                                -------- ---------- ---------- ----------- ------------ --------------- ------------
      BALANCE, DECEMBER 31,
      1998                            -  $       -  94,990,999  $     950  $ 2,711,059  $         -     $  (48,000)

Deferred compensation written         -          -           -          -            -            -          48,000
  off Against income for the year
Differences arising from              -          -           -          -            -            -               -
  translation of financial
  statement of foreign subsidiaries
Net income for the year ended         -          -           -          -            -            -               -
  December 31, 1999
                                -------- ---------- ---------- ----------- ------------ --------------- ------------
      BALANCE, DECEMBER 31,
      1999                            -  $       -  94,990,999 $       950 $  2,711,059 $             - $
                                ======== ========== ========== =========== ============ =============== ============

                                                 Retained
                                    Deficit     Profit from   Foreign
                                  Accumulated      merged     Currency
                                    By The       Subsidiary  Translation
                                    Company      Companies     Reserve     Total
                                --------------------------------------------------
      BALANCE, DECEMBER 31,          (269,304)             -          -  (113,348)
      1997
Shares issued upon exercise                  -             -          -      4,000
  of stock Options
Shares issued to officer to                  -             -          -    154,918
  repay Advances, accrued
  interest and Accrued rent
Shares issued to officer to                  -             -          -     29,547
  repay Accrued salaries,
  accrued interest and
  Deferred compensation
Cancellation of outstanding                  -             -          -          -
  stock Options
Adjustment in connection with                -       564,285          -  2,883,873
  the issue of shares of common
  stocks for the reverse
  acquisition of Animated
  Electronic Industries Sdn
  Bhd on  April 20, 1999
Differences arising from                     -             -     83,424     83,424
  translation of financial
  statement of foreign
  subsidiaries
Net income for the year ended        (117,102)       193,507          -     76,405
  December 31, 1998
                                   -------------- ------------ -------- ----------
      BALANCE, DECEMBER 31,
      1998                         $ (386,406)    $  757,792   $ 83,424 $3,118,819

Deferred compensation written                -             -          -     48,000
  off Against income for
  the year
Differences arising from                     -             -   (11,936)   (11,936)
  translation of financial
  statement of foreign
  subsidiaries
Net income for the year ended        (381,756)     1,405,176          -  1,023,420
  December 31, 1999
                                   -------------- ------------ -------- ----------
      BALANCE, DECEMBER 31,
      1999                         $     (768,162)$  2,162,968 $ 71,488 $4,178,303
                                   ============== ============ ======== ==========


                                           F7

                             KALAN GOLD CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A: ORGANIZATION AND BUSINESS

The Company was incorporated under the laws of the State of Colorado on September 19, 1985. On April 20, 1999, the Company issued 83,320,000 shares of its common stock in exchange for 100 percent of the outstanding shares of common stock of Animated Electronic Industries SDN. BHD. ("AEI"), a company incorporated on October 6, 1988 under the Malaysian Companies Act of 1965. As a result of this stock acquisition, AEI became a wholly owned subsidiary of the Company. This acquisition has been treated as a recapitalization of AEI with AEI as the acquirer (reverse acquisition). In addition, 3,680,000 shares of common stock were issued to the financial advisor and former legal counsel of the Company in connection with this reverse acquisition.

AEI has two subsidiary companies, Perwimas Telecommunication Sdn Bhd ("PTSB") and Vistel (Malaysia) Sdn Bhd ("VMSB"), both of which were incorporated in Malaysia.

PTSB holds a wireless broadband multimedia network licence granted by the Ministry of Energy, Communications & Multimedia of Malaysia operating under the name, VISIONET. PTSB is licensed to provide network facilities and services for two-way wireless broadband multimedia application which include distance learning, live news coverage, remote video surveillance, emergency field services (e.g. telemedicine, etc.), on-site progress monitoring, energy conservation and building management.

VMSB has been an investment holding company since its inception.

The Company currently provides multimedia content production and the design and development of websites. The Company hopes to be able to provide other broadband multimedia communication services that include the operation of a wireless digital broadband network, VISIONET, and the sale of customer premises equipment. The Company's core business is the provision of broadband multimedia communication services that include multimedia content production and the design and development of websites largely covered by the first sentence of this paragraph.

NOTE B: SIGNIFICANT ACCOUNTING POLICIES

FINANCIAL STATEMENTS AND PRINCIPLES OF CONSOLIDATION

The pooling of interest method has been adopted as the basis for the preparation of the consolidated financial statements as only voting common stock was exchanged for the Reverse Acquisition. Under the pooling of interest method, the operating statements of the pre-merger entities are combined for the full year in the year of the combination regardless of the specific date the pooling occurs. Comparative prior year's financial statements are restated retroactively to reflect the pooled status.

                                       F8

The Company's consolidated financial statements for the year ended December 31, 1998 and the year ended December 31,1999 include the accounts of Animated Electronic Industries Sdn. Bhd. ("AEI") and its Malaysian subsidiary companies, Vistel (Malaysia) Sdn Bhd, and Perwimas Telecommunications Sdn. Bhd. ("PTSB"). All significant intercompany accounts and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash in hand and federally insured amounts maintained in a checking account at a bank.

CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially could subject the Company to concentrations of credit risk consist largely of trade and other accounts receivable. This situation arose from the Company adoption of an aggressive credit policy that provided for extended credit period for its customers. Where the Company evaluates that the debt has been overdue, the Company will obtain a letter of undertaking from its debtors as a form of security. As the Company is in good terms with all of its trade and other debtors, the Company expects to collect a substantial portion of these amounts by June 30, 2000.

TRANSLATION OF CURRENCIES

The functional currency of the Company's subsidiaries is the local currency. The financial statements of these subsidiaries are translated to United States dollars using year-end rates of exchange for assets and liabilities, and average rates of exchange for the year for revenues, costs, and expenses. Translation gains/(losses), which are deferred and accumulated, is treated as a component of shareholders' equity.

The following exchange rates of Ringgit Malaysia (RM) into U.S. Dollars (USD) were used in preparing the financial statements.

      January 1, 1998   3.8800      January 1, 1999   3.7797
      December 31, 1998 3.7797      December 31, 1999 3.8000
      Average 1998      3.9144      Average           3.7899

REVENUE RECOGNITION

Revenue represents the net invoiced value of goods sold or fees receivables for production of multimedia programs and Intranet and management and consulting services. The Company recognizes revenue from the sales of goods in the period where significant risks and rewards of ownership has been transferred to its customers. The Company recognizes revenue from the provision of services when there is no significant uncertainty regarding the consideration to be received and in the associated costs to be incurred.

EARNINGS PER COMMON SHARE

Earnings/(loss) per common share are determined in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share".

                                       F9

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

FIXED ASSETS AND DEPRECIATION

Fixed assets are stated at cost less depreciation. Depreciation is calculated on a straight line method over the expected useful lives of the asset concerned. The principal annual rates of depreciation are:

      Motor Vehicles, Office Equipment, Furniture & Fittings,     20%
         Computer software
      Tools & Equipment, Video Communication hardware &
         peripherals, Office renovation                           10%

ASSETS UNDER CAPITAL LEASES

The Company records assets acquired under capital leases as tangible fixed assets and the corresponding obligation under capital leases as liability. The initial recording value of a capital lease is the lesser of the fair value of the leased assets or the present value of the minimum lease payments, excluding any portion representing executory costs and profit thereon. The asset recorded under capital leases is depreciated in a manner consistent with the Company's depreciation policy for other owned assets.

GOODWILL ON CONSOLIDATION AND AMORTIZATION

Goodwill on consolidation arise in the accounts of AEI from the difference between the fair value and the net tangible assets of its subsidiaries at the date of acquisition and the purchase price. Goodwill arising on consolidation is amortized over a period of 15 years.

INVENTORIES

Inventories are stated at the lower of cost and net realisable value. Cost is determined on a first-in-first-out basis.

ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities.
Actual results could differ from those estimates.

RECLASSIFICATIONS

Certain amounts in the prior year financial statements have been reclassified for comparative purposes to conform to the presentation in the current year financial statements.

                                       F10

NOTE C: RELATED PARTY TRANSACTIONS

The Company has significant related party transactions with the following entities:

LSH ASSET HOLDINGS SDN BHD ("LSH")

LSH is a company wholly owned by the Company's Chief Executive Officer and President and Director, Mr. Patrick Lim and Mr Lim's wife. During the year ended December 31, 1999, LSH billed the Company $70,000 for management fees. During the year ended December 31, 1998, the Company purchased tangible fixed assets, including computer, studio and communications equipment valued at $254,342 from LSH. In addition, the cost of goods sold for 1998 included communications equipment purchased from LSH valued at $1,002,963. LSH also made short term advances to the Company from time to time for working capital purposes. As at December 31, 1999 and as at December 31, 1998, the amount owing to LSH was $311,428 and $212,142, respectively. This amount is unsecured, bears no interest and has no fixed terms of repayment and is recorded in the financial statements as "due to a company in which a director has financial interest".

VISIONEWS ASIA SDN BHD (VASB)

During the year ended December 31, 1999, the Company billed VASB total fees of $238,796 for production of multimedia programs. The amount due from VASB, included under Accounts Receivable as at December 31, 1999, was $86,848. The Company also purchased communications equipment valued at $1,226,961 from VASB in 1999. For the year ended December 31, 1998, the Company sold telecommunications equipment to VASB for a total value of $1,012,927 and the amount outstanding as at December 31, 1998 included under Accounts Receivable was valued at $1,046,944. The terms of repayment for the amount due from VASB is similar to terms accorded to the Company's other existing customers. Mr. Patrick Lim is a director of VASB and owns a 40% equity interest in VASB. Mr. Mustaffa Yacob, who is a director of PTSB, is also a director of VASB and owns a 20% equity interest in VASB. VASB has given a written undertaking to the Company to settle progressively all amounts due to the Company as at December 31, 1999 by August 2000. All transactions between the Company and VASB were in Ringgit Malaysia, the local currency of Malaysia.

SYNERVEST SDN BHD (SSB)

During the year ended December 31, 1999, the Company billed SSB for project consulting fees totaling $197,897 for design and development work on multimedia website and Internet Protocol based Extranet. The amount outstanding included in Accounts Receivable as at December 31, 1999 was $92,105. The terms of repayment for the amount due from SSB are similar to terms accorded to the Company's other existing customers. The Company also acquired a patent for digital image display technology from SSB in 1999, for an aggregate purchase price of $448,567 as consideration for settlement of an amount owing by SSB. The Company is in advanced negotiations with a third party to acquire this patent from the Company. Mustaffa Yacob is a director of SSB and holds a 60% equity interest in SSB.

As at December 31, 1999 and as at December 31, 1998, an overdue amount of $1,391,007 and $1,720,665, respectively, from SSB was included in Other Accounts Receivable. This amount primarily arose in the year ended December 31, 1998 when the Company sold to SSB tangible and intangible assets used in the operations of a subsidiary, that has since been disposed. These assets, comprising analog video hardware and peripherals and a patent for image display, were sold to SSB for a total sum of $1,661,175.

SSB has given a written undertaking to the Company to settle progressively all amounts due to the Company as at December 31, 1999 by August 2000. All transactions between the Company and Synervest were in Ringgit Malaysia, the local currency of Malaysia.

                                       F11

KHIDMAT MAKMUR SDN BHD (KMSB)

Mustaffa Yacob is a director of KMSB and holds a 30% equity interest in KMSB. During the year ended December 31, 1999, the Company billed KMSB for project consulting fees totaling $456,601 for design and development work on multimedia website. The amount outstanding included in Accounts Receivable as at December 31, 1999 was $455,382. The terms of repayment for the amount due from KMSB are similar to terms accorded to the Company's other existing customers. KMSB has given written undertaking to the Company to settle progressively all amounts due to the Company as at December 31, 1999 by August 2000. All transactions between the Company and KMSB were in Ringgit Malaysia, the local currency of Malaysia.

MY ARCHITECT (MYA) AND MY DRAUGHTING SERVICES (MDS)

Mustaffa Yacob is the principal partner of MYA and MDS. During the year ended December 31, 1999, the Company billed MYA $290,368 (1998: Nil) and MDS $154,742 for design and development work on multimedia website. The Company also sold to MYA a video communications system valued at $130,610 in 1999 The amount outstanding included in Accounts Receivable as at December 31, 1999 was $419,855 for MYA and $154,329 for MDS. The terms of repayment for the amount due from MYA and MDS are similar to terms accorded to the Company's other existing customers. Both firms have given written undertakings to the Company to settle progressively all amounts due to the Company as at December 31, 1999 by August 2000. All transactions between the Company and both firms were in Ringgit Malaysia, the local currency of Malaysia.

PATRICK LIM

As of December 31, 1999, the Company owed the President and Chief Executive Officer of the Company, Mr. Patrick Lim, $551,695 and as of December 31, 1998, the Company owed Mr. Lim $563,432, in each case for short-term cash advances made to the subsidiary of the Company for working capital purposes from time to time. The amount owing to Mr. Lim is unsecured, bears no interest and has no fixed terms of repayment and is recorded in the financial statements as "due to a director".

OROVI CORPORATION

Orovi Corporation, a private company controlled by Sanford Altberger, the former President and a Director of the Company, advanced loans to the Company from time to time for operational purposes. As of January 1, 1998, the Company owed Orovi Corporation $84,926. An additional $41,300 was advanced through December 31, 1998. The balance owed, plus accrued interest, was satisfied by the Company issuing 465,000 shares of its common stock as payment of the debt in 1998.

The Company entered into a verbal agreement effective September 1, 1997 to rent office space from Orovi Corporation, effective September 1, 1997. The agreement required monthly rental payments of $1,000 per month. This agreement was terminated on June 30, 1999.

                                       F12

NOTE D: PATENT

As of December 31, 1999, the Company's Current Assets included a patent for digital image display technology acquired from SSB as disclosed under Note C:
Related Party Transactions. The Company is in advanced negotiations with a third party to acquire this patent from the Company. The Company hopes to conclude this disposal by June 30, 2000. Therefore, the Company had not amortized the cost of the patent in the financial statements for the year ended December 31, 1999 as required by APB-17. Had the Company adopted APB-17, the patent would have been amortized over a period of 18 years resulting in an additional amortization charges of $24,920 in the Company's Statements of Operation for the year ended December 31, 1999. The Company believes that this amount was not significant to the results for the year ended December 31, 1999.

NOTE E: FIXED ASSETS

     Fixed assets consisted of :                December     December
                                                31, 1999     31, 1998
                                              --------------------------
                                                   $            $
     Motor Vehicle                                       -            -
     Office equipment                               72,095       72,095
     Furniture and fittings                         23,235       28,144
     Tools and equipment                           152,997      153,534
     Video Communication hardware and
     peripherals                                 1,777,128      617,592
     Computer software                             138,048      138,048
     Office renovation                              11,010       11,010
                                                ----------   ----------
                                                 2,174,513    1,020,423
     Less: Accumulated depreciation               (490,587)    (381,691)
                                                ----------   ----------
                                                 1,683,926      638,732
                                                ==========   ==========

Depreciation for the years ended December 31, 1999 and 1998 amounted to $148,555 and $104,239 respectively.

NOTE F: CAPITAL LEASE OBLIGATIONS

Telecommunications and other assets are leased from various equipment lease financing facilities. Such leases have been accounted for as capital leases.

Future minimum lease payments on these capital leases are as follows:

                                       F13

     Year Ending December 31                     December     December
                                                 31, 1999     31, 1998
                                                ----------   ----------
                                                   $            $
                                              --------------------------
     2000                                           75,022       18,093
     2001                                           36,284       36,479
     2002                                           36,284       36,479
     2003                                           36,284       36,479
     2004                                           36,284       36,479
     2005 onwards                                   69,517      124,755
                                              ------------------------------
     Total payments                                289,675      288,764
                                                ----------   ----------
     Less: Amount representing interest            (84,804)    (145,557)
                                                ----------   ----------
     Present value of minimum lease payments       204,871      143,207
                                                ==========   ==========

The carrying value of assets under capital leases was $173,462 and $205,535 at December 31, 1999 and 1998 respectively, and is included in property and equipment. Amortization of these assets is included in depreciation expense.

NOTE G: SHAREHOLDERS' EQUITY

PREFERRED STOCK

The Company is authorized to issue one million shares of preferred stock, par value $.10 per share, which may be issued in series with such designations, preferences, stated values, rights, qualifications or limitations as determined by the Board of Directors.

NOTE H:  STOCK OPTIONS

A summary of the status of the Company's stock option awards as of December 31, 1998, and the changes during the period ended December 31, 1998 and 1997 is presented below:

      FIXED OPTIONS                             NUMBER
      -------------                             ------
      Outstanding at January 1, 1997            312,500
      Granted                                   350,000
      Exercised                                 (37,500)
      Cancelled                                   -
                                               --------
      Outstanding at December 31, 1997          625,000
                                               ========
      Granted                                     -
      Exercised                                (200,000)
      Cancelled                                (350,000)
                                               --------
      Outstanding at December 31, 1998           75,000
                                               ========

     The Company (under the pre-reverse acquisition management) had granted a stock option to Mr. Raisch, the former Secretary, Treasurer and a Director of the Company, for 75,000 common shares at $.02 per share until November 14, 2001. By letter dated April 10, 2000, counsel for Mr. Raisch advised the Company that Mr. Raisch has agreed to cancel such option in return for an amount of $1,500, representing the exercise price previously paid for such option.

                                       F14

NOTE I: INCOME TAXES

     As required by SFAS No. 109, the Company is required to provide for deferred tax assets or liabilities arising due to temporary differences between the book and tax basis of assets and liabilities existing for the year ended December 31, 1999 amounting to $28,421 and for the year ended December 31, 1998 amounting to zero.

     For fiscal year 1999, the entire income of the Company was derived from its operations in Malaysia. No tax provision has been made as 1999 was legislated to be a tax-free year for Malaysian corporations by the Malaysian Government.

     For 1998, the Company was not liable for any income tax as it posted an operating loss of $289,136.

NOTE J: FOREIGN CURRENCY TRANSLATION RESERVE

     Foreign currency translation reserve arises from translating the foreign subsidiaries in Malaysia at different rates from the start of the year with the year end. The rates used to calculate this reserve is disclosed in the Note of Accounting Policies. The calculation of this reserve is incorporated as part of the Consolidated Changes in Shareholders' Equity, $71,488, and $83,424 for 1999 and 1998, respectively.

NOTE K: SUBSEQUENT EVENT

Mr. Charles W. Pollard and Mrs. Paddy Bowie joined the Board Of Directors on February 7 and February 24, 2000, respectively.

On February 24, 2000, the Company issued an aggregate of 2,300,000 shares of restricted common stock to Mr. Wan Malek Ibrahim in a private placement for cash consideration of $1,150,000 at 50 cents per share. Proceeds from this private placement were used to repay advances made to the Company by Mr. Patrick Lim and LSH Asset Holdings Sdn Bhd.

On March 15, 2000, AEI and Merais Sdn Bhd (a Malaysian corporation) entered into a Tenancy Agreement to lease office and roof space at Menara Merais, Petaling Jaya at a monthly rental fee of $1,600.

NOTE L: COMMITMENTS AND CONTINGENCIES

The Company expects to incur capital expenditures ranging from $10.0 million to $15.0 million during 2000 in connection with the official launch and build-out of VISIONET. As of the date of this Report, capital expenditures have been planned, but no funds have been committed. The Company is not aware of any contingent liability that may have a material impact on the financial statements for the year ended December 31, 1999.


                                       F15

NOTE M: PENDING LITIGATION

     Following the Reverse Acquisition, certain disputes arose between the Company and Sanford Altberger, Michael Raisch and David Wagner, the Company's former President, Treasurer and legal counsel, respectively, each of whom either directly and/or indirectly beneficially owns common stock of the Company. Those disputes involved, among other things, the issuance of 1,840,000 shares of the Company's common stock to an entity controlled by Mr. Wagner (the "Disputed Shares") at the time of the Reverse Acquisition, bills for pre-acquisition legal services, recovery of the Company's historical corporate records, and various claims of alleged misrepresentations in connection with the Reverse Acquisition. On December 14, 1999, these parties conducted a voluntary mediation and agreed to settle all of their disputes arising out of the Reverse Acquisition. In mid-January, however, Messrs. Altberger and Raisch repudiated the settlement and Mr. Wagner refused to close the settlement transactions. On January 24, 2000, the Company filed an action against these parties in the Arapahoe County, Colorado, District Court.

     On March 3, 2000, the Company filed a motion to voluntarily dismiss, without prejudice, all of its claims against Messrs. Altberger and Raisch, which motion the court granted on March 7, 2000.

     On March 16, 2000, the defendants David J. Wagner, David J. Wagner & Associates, P.C., David Wagner & Associates Defined Benefits Plan, Marion Limited Liability Company and Veronica Brownell (the "Wagner defendants") filed two counterclaims against the Company. The first counterclaim seeks approximately $193,000 in attorneys' fees that David J. Wagner & Associates, P.C. alleges the Company owes for legal services the major portion of which were rendered prior to the Reverse Acquisition, and the second counterclaim seeks a declaration removing a stop transfer order the Company issued to its stock transfer agent with respect to shares of common stock held in the names of the Wagner defendants. The Company responded to the counterclaims on April 10, 2000 asking the court to dismiss them because they were all settled under the settlement memorandum and are therefore invalid as a matter of Colorado law.

     In addition, on January 21, 2000, the Arapahoe County District Court issued an order to show cause directing the Wagner defendants to appear and show cause why the court should not direct them to return to the Company the Company's corporate records and the Disputed Shares. The hearing with respect to such order to show cause commenced on March 17, 2000 and has been continued to April 24, 2000.

     The Company intends to prosecute the case vigorously and believes it has meritorious claims and defenses. The Company has set aside US$150,000 as a contingency for its liability to the Wagner Defendants. The Company can give no assurances concerning the outcome of the dispute, but believes that the outcome of this litigation will not have a material adverse effect on the Company's business and results of operations.

                                       F16

NOTE N: RESTATEMENT OF RETAINED EARNINGS FOR THE YEAR ENDED DECEMBER 31 1998.

For the year ended December 31 1998, the consolidated financial statements for AEI, which was prepared under Malaysian generally accepted accounting principles, reflected a deferred gain of $4,605,219 (RM: 17,406,348). This deferred gain arose from the disposal of 10% of the Company's investment in PTSB to a third party. The Company rescinded this disposal in December 1999 due to failure of the third party to fulfill its obligations. Therefore, the gain on disposal was reversed and the retained earnings restated in the year ended December 31, 1999.

The Company has prepared the consolidated financial statements on the basis that there was no disposal and, as a result, there was no deferred gain in the results of operations for the year ended December 31, 1998.

                                                          RM                $
Profit, after minority interest following             18,163,810       14,640,255
Malaysian GAAP
Deferral gains on disposal of a subsidiary company   (17,406,348)      (4,605,219)
                                                    ============     ============
                                                         757,462           35,036
                                                    ============     ============







                                       F17