Form 10KSB/A
period 1999-12-31
KALAN GOLD CORP
filed 2000-05-16
CIK 940516

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1999
                           COMMISSION FILE NO. 0-25658

                             KALAN GOLD CORPORATION
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

               COLORADO                                  84-1357927
     (STATE OR OTHER JURISDICTION                    (IRS EMPLOYER
     OF INCORPORATION)                               IDENTIFICATION NO.)

                     SUITE 11.02, 11TH FLOOR, MENARA MERAIS
                                NO. 1, JALAN 19/3
                               46300 PETALING JAYA
                               SELANGOR, MALAYSIA
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

                               011 (603) 756-7026
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

Yes:         No:  X

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


     The number of shares outstanding of the Company's common stock, as of May 10, 2000, was 97,290,999.

     Documents incorporated by reference: None

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

HISTORICAL DEVELOPMENT

     Kalan Gold Corporation (the "Company"), is a Colorado corporation. The principal business address of the Company is Suite 11.02, 11th Floor, Menara Merais, No. 1, Jalan 19/3, 46300 Petaling Jaya Selangor, Malaysia. The Company was originally incorporated on September 19, 1985 as a gas exploration company under the name Knight Natural Gas, Inc. The Company's name was changed to "Kalan Gold Corporation" in November 1996.

     On April 20, 1999, the Company acquired 100% of the issued and outstanding common stock of Animated Electronic Industries Sdn Bhd, a private company organized under the laws of Malaysia ("AEI"). Under the terms of the acquisition, the Company was required to divest all of the assets and liabilities of the Company. The acquisition was accomplished through a reverse merger whereby the Company merged with and into AEI and AEI became a wholly-owned subsidiary of the Company (the "Reverse Acquisition"). Under the terms of the Reverse Acquisition, the Company was to issue an aggregate of 87,000,000 shares of its common stock to the former stockholders of AEI. The Company was subsequently notified by AEI that an aggregate of 83,320,000 shares of its common stock were issued to the former stockholders of AEI and an additional 3.68 million shares were improperly issued to the financial advisor, Michael Gillies and the Company's former legal counsel, David Wagner & Associates, P.C. The Company is attempting to recover the 3.68 million shares from such persons and has, on January 26, 2000, issued a stop transfer order with respect to such 3.68 million shares. A description of the legal action initiated by the Company to recover the shares is described under `Item 3 - Legal Proceedings' of this report. As a result of the Reverse Acquisition, the former AEI shareholders obtained ownership of approximately 88% of the Company's common stock.

     AEI was incorporated in October 1988 under the Malaysian Companies Act of 1965 (the "Malaysian Companies Act"). Prior to the Reverse Acquisition, AEI's principal business was in the design, assembly and marketing of video telecommunications and surveillance equipment. AEI currently has two subsidiaries: Perwimas Telecommunications Sdn Bhd ("PTSB") and Vistel (Malaysia) Sdn Bhd.

     PTSB, a 70%-owned subsidiary of AEI, was incorporated in January 1993 under the Malaysian Companies Act. In June 1997, PTSB obtained a 10-year telecommunications license from the Malaysian Ministry of Energy Communications & Multimedia to operate a national wireless broadband communication network in Malaysia. The network is being designed to support high speed Internet Protocol data transport services, interactive distance learning, live news coverage, emergency field services, remote video surveillance, on-site progress monitoring, energy conservation and building management. The license is described in Part I of this report under "Regulations" and "Effect of Regulations on the Company".

     Vistel (Malaysia), a 51%-owned subsidiary of AEI, was incorporated in May 1995 under the Malaysian Companies Act. The company is principally an investment holding company.

     As of December 31, 1999, the Company had a total of 94,990,999 shares of common stock issued and outstanding. The Company has not been subject to any bankruptcy, receivership or similar proceeding.

BUSINESS

     Since its inception in 1988, AEI was primarily involved in the design, assembly and marketing of video telecommunications and surveillance equipment. In 1999, the Company expanded its business into the provision of consulting services for the design and development of interactive multimedia websites, and content production.

     In 2000, the Company intends to further expand its business to include the provision of broadband multimedia communication services to the corporate and mass retail markets. Presently, the Company is in the process of building a wireless broadband network, "VISIONET", in Malaysia and the Company plans to seek to acquire additional broadband licenses and spectrum rights in other markets in Asia. In an effort to provide flexibility and to reduce the Company's operating costs, VISIONET will be deployed using the Local Multipoint Distribution Service ("LMDS") technology. The LMDS technology is described in
Part I of this report under "VISIONET - the Broadband Network."

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

     The Company is currently developing a portal called www.visionetwork.com to host applications and services developed by the Company and third parties. The Company plans to be able to offer such content both to broadband users in Malaysia and the rest of the world.

     The Company is also developing customer-specific content for its broadband network. For example, the Company has been commissioned to develop web sites with multimedia applications, which include e-commerce capabilities, for a discount retailer. The Company hopes to undertake other initiatives in content development, including setting up a complete multimedia content production facility, back lot support services, and other ancillary facilities, in the future.

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

     - a complete production support facility to be built in Malaysia which is expected to include backlot, stages, lighting, post production facilities and conference rooms;

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

     The Company has successfully completed a "link budget" test in the first quarter of 2000. The test was designed to determine the optimum transmission range under adverse weather conditions and the subscriber capacity per cell. The test results will form the basis for the proposed implementation of VISIONET to cover the Central Region of Malaysia, popularly known as the Klang Valley, where Kuala Lumpur and the Multimedia Super Corridor (the "MSC") are located. The Company currently plans to launch the "pilot" for VISIONET in June 2000.

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

     The Company intends to rapidly build out its network to obtain a "first-to-market" advantage as well as reduce its deployment costs by integrating with Fiberail's network to bring VISIONET only to areas where there is a demand for broadband services. The Company hopes to exploit this advantage by delivering a broad range of services including high-speed Internet access and other content-rich applications.

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

PATENTS AND TRADEMARKS

     The Company has no other patent, except for a patent for digital image display technology that the Company acquired from Synervest Sdn Bhd, a company controlled by Mustaffa Yacob, a director of PTSB. The Company has entered into a sale and purchase agreement with an unrelated third party who would acquire the patent for aggregate cash consideration of $492,105. The Company's subsidiary, PTSB, has registered the name "VISIONET" as its service tradename and trademark with the Malaysian Registry of Trade Marks and Patents. No other intellectual property registration is pending.

EMPLOYEES

     At December 31, 1999, the Company had 10 full-time employees and 12 part-time employees. The Company currently plans to embark on an aggressive recruitment effort in the first six months of 2000 in an effort to prepare for the targeted launch of VISIONET in the third quarter of 2000.

ITEM 2. DESCRIPTION OF PROPERTIES.

     Between January 1, 1999 and June 30, 1999, the Company's principal office was located at Tower II, Suite 100, 12835 E. Arapahoe Road, Englewood, Colorado 80112. Following the Reverse Acquisition, on July 1, 1999, the Company's principal executive office was relocated to Malaysia. The Company recently relocated its principal executive office to Menara Merais, No. 1 Jalan 19/3 46300 Petaling Jaya Selangor, Malaysia from its prior location at No. 60A Jalan 19/3 46300 Petaling Jaya Selangor, Malaysia. The Company owns office furniture and equipment with a net book value of $36,716 as of December 31, 1999.

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

     In addition, on January 21, 2000, the Arapahoe County District Court issued an order to show cause directing the Wagner defendants to appear and show cause why the court should not direct them to return to the Company the Company's corporate records and the Disputed Shares. The hearing with respect to such order to show cause commenced on March 17, 2000 and was continued to April 24, 2000. On April 24, 2000, the Arapahoe County District Court declined to direct the turnover of the Company's personal property. The court relied in part on the fact that the Company was protected due to the fact that it issued a stop transfer order to its transfer agent with respect to the 1,840,000 shares of stock that were the subject of the Settlement Memorandum.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company did not submit any matter to a vote of the Company's security holders during the fourth quarter of the fiscal year covered by this report.

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

Fiscal Year 2000      High         Low
                      -----       -----
First Quarter         $1.56       $0.23

Fiscal Year 1999      High         Low
                      ------      -----
First Quarter         $1.25       $0.38
Second Quarter        $2.25       $0.38
Third Quarter         $1.69       $0.31
Fourth Quarter        $0.56       $0.19


Fiscal Year 1998      High         Low
                      -----       -----
First Quarter         $0.75       $0.88
Second Quarter        $0.75       $0.84
Third Quarter         $0.90       $1.00
Fourth Quarter        $1.75       $1.88


     As of March 15, 2000, 97,290,999 shares of the Company's common stock were outstanding and the number of holders of record of the Company's common stock at that date was approximately 120. However, the Company estimates that it has a significantly greater number of shareholders because a substantial number of the Company's shares are held in "street name" by the Company's market makers. On May 12, 2000, the closing trade price for the Company's common stock was $0.75 per share.

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

RECENT SALE OF UNREGISTERED SECURITIES

     The following securities that were not registered under the Securities Act of 1933, as amended, have been issued or sold by the Company during the past three years:

(i) As at January 1, 1997, the Company's issued share capital was 7,053,499. The Company had also granted non-compensatory options to purchase 312,500 shares of common stock to the officers of the Company. During 1997 and 1998, 37,500 and 200,000 stock options were exercised, respectively.

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

(iii) In October 1998, the Company issued 700,000 shares of its restricted common stock to Michael Raisch, who was at the time the Company's Treasurer and a Director, and Orovi Corporation, a company controlled by Sanford Altberger, who was at the time the Company's President and a Director, in exchange for forgiveness of debt as follows:

         Orovi Corporation                   465,000
         Michael Raisch                      235,000
                                             -------
                                             700,000
                                             =======

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company was incorporated in 1985 in the state of Colorado and had no revenue-generating operations until the Reverse Acquisition by Animated Electronic Industries Sdn Bhd ("AEI") on April 20, 1999. As a result of the Reverse Acquisition, AEI became a wholly-owned subsidiary of the Company. This acquisition has been treated as a recapitalization of AEI with AEI as the acquirer. The consolidated financial statements for 1999 include the accounts of AEI and its Malaysian subsidiaries and the accounts of Kalan Gold Corporation from the date of the reverse acquisition. The consolidated financial statements for 1998 include the accounts of AEI and its Malaysian subsidiaries.

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

     The Company hopes to be able to derive its revenue from development and production of interactive multimedia contents, web hosting, operation of a wireless broadband network and sale of customer premises equipment. In the future, the Company anticipates that its revenue will be generated mainly from the following sources:

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

COMPARISON AND ANALYSIS OF RESULTS FOR YEARS ENDED DECEMBER 31, 1999 AND 1998.

     Total revenue increased by $590,338, or 50%, to $1,782,749 for the year ended December 31, 1999 from $1,192,411 for the year ended December 31, 1998. This increase in 1999 is partly due to an improvement in the economic conditions experienced by most countries in Asia in 1999 in comparison to the difficult economic conditions in Asia in 1998. As economic conditions did not permit the Company to deploy its wireless broadband network immediately after being granted the license to operate VISIONET, the Company concentrated on the design, assembly and marketing of video telecommunications and surveillance equipment in 1998. With the gradual economic improvement in 1999, the Company moved its focus to the development and production of multimedia content and provision of consulting services to companies seeking to establish an interactive multimedia website.

     In 1999, 86% of the Company's revenue was generated from six major customers and 85% of total revenue in 1998 was generated from one customer. In addition, 75% and 85% of the Company's revenue in 1999 and 1998, respectively, was derived from companies that are affiliated with or related to the Company. Although the Company recognizes that there is significant reliance on major customers, the Company believes that this is due to the pioneer nature of the Company's business in the development and production of multimedia content. With the deployment of VISIONET in 2000 and the development of other aspects of the Company's business as outlined in Item 1, the Company hopes to be able to reduce this reliance on a few major customers in 2000.

     Costs of sales decreased by $1,043,353, or 99%, to $14,512 in 1999 from $1,057,865 in 1998 following the change in emphasis of the Company's business from the sale of telecommunications equipment to the development and production of multimedia content. The development and production of multimedia content for 1999 has a higher profit margin because it only utilizes the Company's existing manpower and facilities. As a result, gross profit increased from $134,546 for the year ended December 31, 1998 to $1,768,237 for the year ended December 31, 1999, an improvement of $1,633,691, or 1214%.

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

     Depreciation increased by $44,897, or 44%, to $147,975 for the year ended December 31, 1999 from $103,078 for the year ended December 31, 1998. This increase is due to the purchase of communications equipment during the fourth quarter of 1999 for the deployment of VISIONET, which is currently anticipated to occur during the third quarter of 2000.

     General administration expenses increased by $291,301, or 222%, to $422,567 for the year ended December 31, 1999 from $131,266 for the year ended December 31, 1998. These expenses mainly consisted of general and administrative costs, including rent, legal costs and personnel costs. The increase in 1999 was primarily due to $181,295 of legal fees incurred in connection with the dispute between two former officers and directors and the former corporate attorney of the Company and the post-merger management as disclosed under Item 3 of this Form 10-KSB.

     Included in general administration expenses for 1999 were management fees of $70,000 paid to a company in which Mr. Patrick Lim, the President and Chief Executive Officer of the Company, has a financial interest. The management fee was charged on the basis of time spent for the administration and management services provided to the Company.

     Interest expense increased by $44,223, or 234% to $63,125 for the year ended December 31, 1999 from $18,902 for the year ended December 31, 1998. This interest primarily relates to the Company's capital lease commitments. At the Company's request, the lessor agreed to an extension on the repayment period in 1998 to enable the Company to secure additional working capital financing. The increase in interest expense is principally attributable to the impact of the rescheduled lease terms, which commenced only in 1999.

     During the year ended December 31, 1998, the Company had adopted the accounting policy of immediate write off for goodwill arising from consolidation and had written off goodwill arising from consolidation of $704,318. No write off was required in the year ended December 31, 1999.

     For the year ended December 31, 1999 the Company has reserved $3,035,539 for allowance on doubtful receivables. As 59% of the Company's accounts receivable were aged more than 90 days as of December 31, 1999, the Company has sought and obtained written undertakings and schedules of repayments in respect of all its accounts receivable for full settlement of outstanding balances by August 31, 2000 through monthly repayment. As of March 31, 2000, the Company had received monthly payment promptly in respect of its accounts receivable in accordance with the schedules of repayments. However, as the Company did not receive in full the monthly payments that were due for April 2000, the Company has reserved $3,035,539 for allowance on doubtful receivables as there is doubt about the recoverability of the balance outstanding. The Company recognizes that its aggressive credit policy that provided for lenient credit terms and an extended credit period to its customers created uncertainty on the recoverability of its accounts receivable. The Company will, however, continue to pursue vigorously the collection of all its outstanding accounts receivable. To the extent the Company is able to collect a portion or all of the outstanding receivables for which provision has been made, the provision will be reversed progressively if and when the Company receives such payment. There was no provision for allowance on doubtful receivables in 1998.

     Operating expenses increased by $2,718,020, or 281% to $3,686,191 in 1999 compared with $968,171 in 1998. The increase was mainly due to the provision for allowance on doubtful receivables.

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

     The Company provided for taxation of $84,436 in 1999 and zero sum in 1998. There was no income tax for the Company's operations in 1999 as the income was derived in Malaysia, which was legislated to be a tax-free year for Malaysian corporations by the Government of Malaysia. For 1998, the Company was not subject to income tax as it posted an operating loss of $129,307 excluding the write-off of goodwill on consolidation.

     The taxation charge in 1999 consist of provision for deferred tax arising from the timing difference between the capital allowance claimed from the Inland Revenue and the depreciation charged by the Company.

     In 1998, in an effort to streamline its businesses, the Company disposed of three subsidiaries that were no longer relevant to its core activities. These subsidiaries were MHSB Research & Development Sdn Bhd, Vistel (Asia) Sdn Bhd and Educasia Sdn Bhd. All three subsidiaries were operating at a loss at the time the Company disposed of them and the Company recognized a loss on the operations of the disposed subsidiaries of $387,640 and a disposal loss of $514,827.

Liquidity and Capital Resources

     As of the end of the reporting period, the Company had cash and cash equivalents of $3,959. All operations were funded from internally generated funds and working capital advanced from time to time by the principal shareholder, director and officer of the Company. These advances bear no interest and have no fixed terms of repayment.

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

     For the year ended December 31, 1999, net cash used in operating activities was $126,991, mainly due to the purchase of communications equipment during the fourth quarter of 1999 amounting to $1,226,961 from a related party as settlement for amount due to the Company. This investment in tangible fixed assets was made in anticipation of VISIONET being commercially deployed sometime in the third quarter of 2000. In 1998, net cash used in operating activities of $2,345,912 was mainly due to the net increase in trade and other accounts receivable of $1,118,545. Accounts receivable increased from $1,047,076 on December 31, 1998 to $1,565,625 on December 31, 1999. This increase is due to the Company adopting an aggressive credit policy that provided for lenient credit terms and an extended credit period for its customers. The Company adopted this policy to develop its business in the production and development of multimedia content.

     Accounts receivable consists of sales of goods and fees receivables for production of multimedia programs and Intranet and management and consulting services. In order to attract customers, the Company has pursued an aggressive credit policy and extended lenient credit terms to all its customers, including related parties. As at December 31, 1999, 59% of accounts receivable were aged more than 90 days old and 77% of accounts receivable were due from companies or parties that are related to or affiliated with the Company. The Company has worked with its customers to reschedule payments on these overdue accounts receivable. It has also sought and obtained written undertakings from all its customers for full settlement of outstanding accounts receivable by August 2000. However, due to financial difficulties experienced by its customers, primarily as a result of the Asian economic crisis, the Company is unsure of whether it will be able to collect its outstanding accounts receivable. As a prudent measure, the Company made a provision of $3,035,539 for allowance on doubtful receivables. The Company's management plans to continue to pursue collection of these doubtful receivables. As discussed above, following the expected deployment of VISIONET in 2000, the Company hopes that its dependence on affiliated or related parties will be reduced.

     Other accounts receivable as at December 31, 1999 included an overdue amount of $1,785,239 that relates to sales proceeds arising from the disposal of investments and fixed assets, of which $1,391,007 was due from Synervest Sdn Bhd, a company controlled by Mustaffa Yacob, a director of PTSB. The Company expects to collect this amount by August 31, 2000 and has received a written undertaking from Synervest Sdn Bhd for full settlement of such amount.

     Cash provided by investing activities of $130,611 in 1999 was due to disposal of fixed assets. In 1998, net cash provided by investing activities of $219,215 was attributable to disposals of subsidiaries and the related assets in the Company. These subsidiaries were disposed of as their operations were no longer relevant to the Company's core activities.

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

ITEM 7. FINANCIAL STATEMENTS

     The audited financial statements of the Company being furnished in response to this Item are contained in a separate section of this Report beginning on page F-1.



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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The Directors and Executive Officers of the Company, and their respective ages and positions held in the Company, as of May 10, 2000 are as follows:-

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

MRS. PADDY BOWIE, 74, joined the Board of the Company in February 2000. Mrs. Bowie is currently the Managing Director of Paddy Schubert, a business consulting firm which she founded in 1980. She earned her Diploma in Education from Oxford University, United Kingdom in 1948 and a Masters in English from Manchester University, United Kingdom in 1946.

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

     The Company (under former management prior to the Reverse Acquisition) had granted a stock option to Mr. Raisch, the former Secretary-Treasurer and a Director, for 75,000 common shares at $.02 per share until November 14, 2001. By a letter agreement entered into between the Registrant and Mr. Raisch, this option has been cancelled.

     As of the date hereof, the Company has no other options issued or outstanding. The Company has no retirement, pension, profit sharing, stock option, insurance or other similar programs. There were no long-term compensation plans, awards, options nor any other compensation offered by the Company.

                           SUMMARY COMPENSATION TABLE

NAME AND PRINCIPAL POSITION                 YEAR        ANNUAL
---------------------------                 ----      COMPENSATION
                                                     --------------
                                                     SALARY   BONUS
                                                     ------   -----
Patrick Soon-Hock Lim                       1999      $7,895     (1)
President, Chief Executive                  1998      Not applicable
Officer and Director                        1997      Not applicable



Sanford Altberger                           1999      $--        (2)
Former President                            1998      $--
and Director                                1997      $--


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

NAME AND ADDRESS                          NUMBER OF SHARES OF         PERCENT OF
OF BENEFICIAL OWNER(1)                    BENEFICIAL OWNER (2)          CLASS

--------------------------------------------------------------------------------
Patrick Soon-Hock Lim                     50,445,000 (3)                51.84

Wan Abdul Razak bin Muda                     300,000 (4)                  *

Valerie Hoi-Fah Looi                       4,700,000                     4.83



Wan Malek Ibrahim (5)                      4,200,000 (6)                 4.32

Charles W. Pollard                                 0                      *

Paddy Bowie                                        0                      *
                                          ----------                    -----
All Officers and Directors as
a Group (6 persons)                       59,645,000                    61.31
                                          ==========                    =====


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

VISIONEWS ASIA SDN BHD ("VASB")

     During the year ended December 31, 1999, the Company billed VASB total fees of $238,796 for production of multimedia programs. The Company also billed VASB a total amount of $32,491 in 1999 for administration fee and subletting a portion of the Company's premises to VASB. The amount due from VASB, included under Accounts Receivable as at December 31, 1999, was $86,848. The Company also purchased communications equipment valued at $1,226,961 from VASB in 1999. For the year ended December 31, 1998, the Company sold telecommunications equipment to VASB for a total value of $1,012,927 and billed VASB a total amount of $8,010 for administration fee and subletting a portion of the Company's premises. The amount outstanding as at December 31, 1998 included under Accounts Receivable was valued at $1,046,944. The terms of repayment for the amount due from VASB are similar to terms accorded to the Company's other existing customers. Mr. Patrick Lim is a director of VASB and owns a 40% equity interest in VASB. Mr. Mustaffa Yacob, who is a director of PTSB, is also a director of VASB and owns a 20% equity interest in VASB. VASB has given a written undertaking to the Company to settle progressively all amounts due to the Company as at December 31, 1999 by August 2000. All transactions between the Company and VASB were in Ringgit Malaysia, the local currency of Malaysia.

SYNERVEST SDN BHD ("SSB")

     During the year ended December 31, 1999, the Company billed SSB for project consulting fees totaling $197,897 for design and development work on multimedia website and Internet Protocol based Extranet. The Company also billed SSB a total amount of $23,748 in 1999 for administration fee. The amount outstanding included in Accounts Receivable as at December 31, 1999 was $92,105. The terms of repayment for the amount due from SSB are similar to terms accorded to the Company's other existing customers. The Company also acquired a patent for digital image display technology from SSB in 1999, for an aggregate purchase price of $448,567 as consideration for settlement of an amount owing by SSB. The Company entered into a Sales and Purchase Agreement on May 4, 2000 with an unrelated third party to acquire this patent from the Company for consideration of $492,105 (RM1,870,000). The Company received a deposit of $4,921 (RM18,700) from the prospective purchaser on May 5, 2000. Pursuant to the terms of the Sales and Purchase Agreement, the balance of the purchase price is required to be paid by June 30, 2000. Mustaffa Yacob is a director of SSB and holds a 60% equity interest in SSB.

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

KHIDMAT MAKMUR SDN BHD ("KMSB")

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

MY ARCHITECT ("MYA") AND MY DRAUGHTING SERVICES ("MDS")

     Mustaffa Yacob is the principal partner of MYA and MDS. During the year ended December 31, 1999, the Company billed MYA $290,368 and MDS $154,742 for design and development work on multimedia website. The Company also sold to MYA a video communications system valued at $130,610 in 1999. The amount outstanding included in Accounts Receivable as at December 31, 1999 was $419,855 for MYA and $154,329 for MDS. The terms of repayment for the amount due from MYA and MDS are similar to terms accorded to the Company's other existing customers. Both firms have given written undertakings to the Company to settle progressively all amounts due to the Company as at December 31, 1999 by August 2000. All transactions between the Company and both firms were in Ringgit Malaysia, the local currency of Malaysia.

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

OROVI CORPORATION

     The Company entered into a verbal agreement effective September 1, 1997 to rent office space from Orovi Corporation, a private company controlled by Sanford Altberger, the former President and a Director of the Company, effective September 1, 1997. The agreement required monthly rental payments of $1,000 per month. This agreement was terminated on June 30, 1999.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K.

(a)  Exhibits.

 3.1 Articles of Incorporation (Incorporated by reference to Exhibit 3A to the Company's Form 10-SB filed with the SEC on March 6, 1995.)

 3.2 Articles of Amendment (Incorporated by reference to Exhibit 3B to the Company's Form 10-SB filed with the SEC on March 6, 1995.)

 3.3    Bylaws (Incorporated by reference to Exhibit 3C to the Company's Form
        10-SB filed with the SEC on March 6, 1995.)

 3.4    Articles Of Amendment to change name from Knight Natural Gas to Kalan
        Gold Corporation. (Incorporated by reference to Exhibit 3.4 to the Company's Form 10-KSB filed with the SEC on April 14, 2000.)

10.1    Amended Settlement Memorandum, dated December 14, 1999, as confirmed by
        Judge Jim R. Carrigan of the Judicial Arbiter Group in Denver.
        (Incorporated by reference to Exhibit 10.1 to the Company's Form 10-KSB filed with the SEC on April 14, 2000.)

10.2    Agreement and Plan of Reorganization, dated April 20, 1999, between
        Kalan Gold Corporation and Animated Electronic Industries Sdn. Bhd.
        (Incorporated by reference to Exhibit 2.1 to the Company's Current
        Report on Form 8-K/A dated April 20, 1999, as filed with the SEC on July
        2, 1999.)

10.3 Employment Letter Agreement, dated January 1, 1999, between Valerie Looi and Animated Electronic Industries Sdn. Bhd. (Incorporated by reference to Exhibit 10.3 to the Company's Form 10-KSB filed with the SEC on April
        14, 2000.)

10.4    Employment Letter Agreement, dated December 8, 1999, between Leong Chee
        Hong and Animated Electronic Industries Sdn. Bhd. (Incorporated by reference to Exhibit 10.4 to the Company's Form 10-KSB filed with the SEC on April 14, 2000.)


21.1 List of Subsidiaries (Incorporated by reference to Exhibit 10.1 to the Company's Form 10-KSB filed with the SEC on April 14, 2000.)

27.1    Financial Data Schedule

99.1 Letter from Arthur Andersen & Co. dated April 14, 2000 (Incorporated by reference to Exhibit 10.1 to the Company's Form 10-KSB filed with the SEC on April 14, 2000.)


(b)  Reports on Form 8-K.

     None.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   Kalan Gold Corporation

Dated: May 15, 2000                By: /s/ Patrick Soon-Hock Lim
                                      ---------------------------
                                           Patrick Soon-Hock Lim
                                           President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

          SIGNATURE                        TITLE                         DATE
-----------------------------   --------------------------------    ------------

/s/ Patrick Soon-Hock Lim       President, Chief Executive          May 15, 2000
-----------------------------   Officer and Director
                                (Principal Executive Officer)

/s/ Chee Hong Leong             Acting Chief Financial Officer      May 15, 2000
-----------------------------   (Principal Financial Officer and
                                Principal Accounting Officer)

/s/ Wan Abdul Razak bin Muda    Chairman and Director               May 15, 2000
-----------------------------

/s/ Looi Hoi Fah                Director                            May 15, 2000
-----------------------------

/s/  Paddy Bowie                Director                            May 15, 2000
-----------------------------

/s/ Charles W. Pollard          Director                            May 16, 2000
-----------------------------

                             KALAN GOLD CORPORATION

                         INDEX TO FINANCIAL STATEMENTS.


Independent Accountant's Report ....................................      F1
Consolidated Balance Sheets as of December 31, 1999 and 1998 .......      F2
Consolidated Statements of Operations, Years Ended December 31, 1999
and 1998 ...........................................................      F3
Consolidated Statements of Cash Flow, Years Ended December 31, 1999
and 1998 ...........................................................      F4
Consolidated Statements of Changes in Shareholders' Equity .........      F6
Notes to Consolidated Financial Statements .........................      F7


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS
OF KALAN GOLD CORPORATION:


     We have audited the accompanying consolidated balance sheets of KALAN GOLD CORPORATION (a Colorado corporation) and subsidiaries ("the Company") as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As mentioned in Note C to the financial statements, the Company has acquired certain fixed assets and a patent from related parties as settlement of receivables owed by these parties. The company could not provide to us, supporting documentation to evidence that these fixed assets and patent were recorded at fair market values at the time of settlement of the receivables in accordance with the requirements of accounting principles generally accepted in the United States.

     In our opinion, except for any adjustments that may be necessary should supporting documentation be available as referred to above, the financial statements referred to above present fairly, in all material respects, the financial position of KALAN GOLD CORPORATION and subsidiaries as of December 31, 1999 and 1998 and the results of their operations and their cash flows for the years then ended in conformity with the accounting principles generally accepted in the United States.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note R to the financial statements, the Company (1) suffered a loss from continuing operations of $1,845,670 in 1999; (2) had negative cash flows from operating activities of $126,991 and $2,345,912 in 1999 and 1998, respectively; and (3) has an accumulated deficit of $1,413,853 in 1999. In addition, 75% and 85% of the Company's revenues in 1999 and 1998 have been generated from entities that are affiliated with or related to the Company. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note R. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/ Signed /

ARTHUR ANDERSEN

May 15,2000
Kuala Lumpur


                                       F1

                             KALAN GOLD CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                               December 31,      December 31,
                                                                                  1999               1998
                                                                               -----------       -----------
                                                                                    $                 $
CURRENT ASSETS
      Cash and cash equivalents                                                      3,959               339
      Accounts receivable, net of reserve for bad debts of $194,737                162,369               132
      (1998:Nil)
      Accounts receivable - related or affiliated parties, net of reserve          148,684         1,046,944
      for bad debts of $1,059,835 (1998:Nil)
      Other accounts receivable, net of reserve for bad debts of $389,960            4,272           406,277
      (1998:Nil)
      Other accounts receivable - related or affiliated parties, net of .               --         1,720,665
      reserve for bad debts of $1,391,007 (1998:Nil)
      Inventories                                                                    6,786             6,786
      Patent                                                                       448,567                --
                                                                               -----------       -----------
              Total current assets                                                 774,637         3,181,143

TANGIBLE FIXED ASSETS
      Net book value                                                             1,683,926           635,871
                                                                               -----------       -----------
              Total Assets                                                       2,458,563         3,817,014
                                                                               ===========       ===========
                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
      Others accounts payable & accrued liabilities                                409,841            78,545
      Interest payable                                                              29,148                --
      Amount due to a company in which a director has financial interest           311,428           212,142
      Amount due to a director                                                     551,695           563,432
      Obligation under capital leases                                               13,660            18,093
                                                                               -----------       -----------
              Total current liabilities                                          1,315,772           872,212
                                                                               -----------       -----------
LONG TERM LIABILITIES
      Obligation under capital leases                                              152,473           125,114
      Deferred tax                                                                  84,436                --
                                                                               -----------       -----------
              Total long term liabilities                                          236,909           125,114
                                                                               -----------       -----------
MINORITY INTERESTS                                                                      --           337,993

SHAREHOLDERS' EQUITY
      Preferred stock, $0.10 par value, 1,000,000 shares authorized,                    --                --
              -0- shares issued and outstanding
      Common stock, $.00001 par value, 100,000,000 shares
              Authorized,  94,990,999 shares issued and outstanding                    950               870
      Additional paid-in capital                                                 2,262,438         2,318,718
      (Accumulated deficit)/Retained profit                                     (1,413,853)           95,862
      Foreign currency translation reserve                                          56,347            66,245
                                                                               -----------       -----------
              Total shareholders' equity                                           905,882         2,481,695
                                                                               ===========       ===========
              Total liabilities and shareholders' equity                         2,458,563         3,817,014
                                                                               ===========       ===========


                                       F2

                             KALAN GOLD CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                 For The Year Ended
                                                                                    December 31
                                                                            -------------------------------
                                                                                 1999              1998
                                                                            ------------       ------------
                                                                                  $                  $
REVENUES
     Sales of communication equipment                                             27,706          1,189,025
     Consulting and production fees receivable                                 1,755,043              3,386
                                                                            ------------       ------------
                                                                               1,782,749          1,192,411
                                                                            ------------       ------------
Less: Cost of Sales
     Cost of goods sold                                                          (14,512)        (1,057,865)
                                                                            ------------       ------------
                                                                                 (14,512)        (1,057,865)
                                                                            ------------       ------------
Gross Profit                                                                   1,768,237            134,546
Less: Operating expenses
     Sales and marketing                                                          16,985             10,607
     Depreciation                                                                147,975            103,078
     General operation and administration                                        422,567            131,266
     Interest                                                                     63,125             18,902
     Goodwill on consolidation written off                                            --            704,318
     Reserve for bad debts                                                     3,035,539                 --
                                                                            ------------       ------------
             Total operating expenses                                          3,686,191            968,171
                                                                            ------------       ------------
Operating Loss                                                                (1,917,954)          (833,625)
Add: Other income
     Gain on disposal of tangible assets                                          99,680            830,769
     Gain on disposal of intangible assets                                            --            416,411
     Gain on disposal of investment                                                   --              3,066
     Other income                                                                 57,040             27,025
                                                                            ------------       ------------
(Loss)/Income from continuing operations and consolidated subsidiaries        (1,761,234)           443,646
before taxation and minority interests
Taxation                                                                         (84,436)                --
                                                                            ------------       ------------
(Loss)/Income from continuing operations and consolidated subsidiaries        (1,845,670)           443,646
before minority interests

Minority interests                                                               335,955             (9,602)
                                                                            ------------       ------------
Net (loss)/income from continuing operations                                  (1,509,715)           434,004
                                                                            ------------       ------------
Less:  Losses from operations of disposed subsidiaries
          net of zero tax                                                             --           (387,640)
       Loss on disposal of subsidiaries net of zero tax                               --           (514,827)
                                                                            ------------       ------------
Losses from operations of disposed subsidiaries and disposal of                       --           (902,467)
subsidiaries
                                                                            ------------       ------------

                                                                            ------------       ------------
Net loss applicable to common shareholders                                    (1,509,715)          (468,423)
                                                                            ============       ============
Number of common shares outstanding                                           94,990,999         94,990,999
Basic (loss)/earnings per share                                                    (0.02)              0.00


                                       F3

                             KALAN GOLD CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                              For The Years Ended
                                                                                   December 31
                                                                          -----------------------------
                                                                             1999              1998
                                                                          -----------       -----------
                                                                              $                  $
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                              (1,509,715)         (468,423)
     Adjustments to reconcile net earnings to net cash used
          In operating activities:

     Depreciation                                                             147,975           103,078
     Reserve for bad debts                                                  3,035,539                --
     Increase in deferred tax liabilities                                      84,436                --
     Gain on disposal of fixed assets                                         (99,680)         (830,769)
     Gain on disposal of investments                                               --            (3,066)
     Gain on disposal of patent                                                    --          (416,411)
     Minority shares of loss on disposal of subsidiary companies                   --           430,296
     Minority shares of (loss)/income from consolidated subsidiaries         (335,955)            9,602
     Goodwill on consolidation written off                                         --           704,318
     Translation difference - cash and bank balances in foreign                    (2)                9
     currency
     Translation difference - others                                          (11,934)           14,974
     Changes in assets and liabilities:
     Increase in receivables                                               (1,852,374)       (1,118,545)
     Increase/(decrease) in payables                                          414,719          (798,339)
     Decrease in inventories                                                       --            27,364
                                                                          -----------       -----------
          Net Cash used in operating activities                              (126,991)       (2,345,912)
                                                                          -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from disposal of fixed assets                                   130,611                --
     Purchase of fixed assets                                                      --          (307,506)
     Proceeds from disposal of investments in subsidiaries                         --           528,764
     Purchase of investment                                                        --          (232,986)
     Proceeds from disposal of investments                                         --           236,052
     Purchase of patent                                                            --           (5,109)
                                                                          -----------       -----------
          Net cash provided by investing activities                           130,611           219,215
                                                                          -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issue of shares of common stock                                 --         2,156,494
     Payment of obligation under capital leases                                    --           (29,772)
                                                                          -----------       -----------
          Net cash provided by financing activities                                --         2,126,722
                                                                          -----------       -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                       3,620                25
Cash and cash equivalent, beginning of period                                     339               314
                                                                          -----------       -----------
Cash and cash equivalent, end of period                                         3,959               339
                                                                          ===========       ===========


                                       F4

                             KALAN GOLD CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                                       For The Years Ended
                                                           December 31
                                                       --------------------
                                                         1999        1998
                                                       -------      -------
                                                          $            $
SUPPLEMENTAL CASH FLOW DISCLOSURES
         Cash paid for interest during the period       33,977       18,902
                                                       =======      =======
         Cash paid for income taxes                          0            0
                                                       =======      =======

     During the year ended December 31, 1999, the Company had, with consent from the lessor, deferred payment of interest for capital leases amounting to $29,148 to year 2000.

NON-MONETARY TRANSACTIONS:

     During the year ended December 31, 1999, the Company acquired communication equipment and a patent for digital image display for $1,226,961 and $448,567, respectively, as settlement for the same amount of accounts receivable due from companies that are related or affiliated with the Company. The assets were stated in the financial statements at the cost of transfer. No gain or loss was recognized in the financial statements, as the value of the assets acquired was equal to the amount of debts being settled.



                                       F5

                             KALAN GOLD CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                   Retained
                                                                                    Profit/
                                 Preferred Stock   Common Stock                  (Accumulated                Foreign
                                 --------------- -----------------  Additional    loss) from   Accumulated   Currency
                                           Par                Par    Paid-in      AEI and its  loss of the Translation
                                  Shares  Value    Shares    Value   capital     subsidiaries   Company      Reserve       Total
                                  ------  -----  ----------  -----  ----------   ------------  ----------- -----------  -----------
    BALANCE, DECEMBER 31, 1997      --       --   4,833,333     48     163,046       564,285          --         --         727,379
Issue of AEI shares for cash        --       --  82,166,667    822   2,155,672            --          --         --       2,156,494
to shareholders of AEI
Differences arising from            --       --          --     --          --            --          --     66,245          66,245
translation of financial statement
of foreign subsidiaries
Net loss for the year ended         --       --          --     --          --      (468,423)         --         --        (468,423)
  December 31, 1998
                                  ----    -----  ----------  -----   ----------  -----------   ---------   --------     -----------
    BALANCE, DECEMBER 31, 1998      --    $  --  87,000,000  $ 870   $2,318,718  $    95,862          --   $ 66,245     $ 2,481,695

Adjustment in connection with       --       --   7,990,999     80      (56,280)          --          --         --         (56,200)
the issue of shares of common
stocks for the reverse
acquisition by Animated
  Electronic Industries Sdn Bhd
on  April 20, 1999
Differences arising from            --       --          --     --           --           --          --     (9,898)         (9,898)
translation of financial statement
of foreign subsidiaries
Net loss for the year ended         --       --          --     --           --   (1,190,174)   (319,541)        --      (1,509,715)
  December 31, 1999
                                  ----    -----  ----------  -----   ----------  -----------   ---------   --------     -----------
    BALANCE, DECEMBER 31, 1999      --    $  --  94,990,999  $ 950   $2,262,438  $(1,094,312)  $(319,541)  $ 56,347     $   905,882
                                  ====    =====  ==========  =====   ==========  ===========   =========   ========     ===========


                                                               F6

                             KALAN GOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A: ORGANIZATION AND BUSINESS

The Company was incorporated under the laws of the State of Colorado on September 19, 1985. On April 20, 1999, the Company was to issue 87,000,000 shares of its common stock in exchange for 100 percent of the outstanding shares of common stock of Animated Electronic Industries SDN. BHD. ("AEI"), a company incorporated on October 6, 1988 under the Malaysian Companies Act of 1965. The Company was subsequently notified by AEI that an aggregate of 83,320,000 shares of its common stock were issued to the former stockholders of AEI and an additional 3.68 million shares were improperly issued to the financial advisor, and the Company's former legal counsel. The Company is attempting to recover the
3.68 million shares from such persons and has, on January 26, 2000, issued a stop transfer order on the 3.68 million shares. A description of the legal action initiated by the Company to recover the shares is described under the `Note N - Pending Litigation' of the financial statements. As a result of this stock acquisition, AEI became a wholly owned subsidiary of the Company. This acquisition has been treated as a recapitalization of AEI with AEI as the acquirer (reverse acquisition).


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

The Company's revenue for 1999 was primarily derived from the production of multimedia programs; design and consulting services for web-site development and network engineering services; and consulting fees for project management services. In 1998, the Company was principally engaged in the marketing of video telecommunication and surveillance devices, and revenue was primarily derived from the sales of such equipment. The Company hopes to be able to provide other broadband multimedia communication services that include the operation of a wireless digital broadband network, VISIONET, and the sale of customer premises equipment.

NOTE B: SIGNIFICANT ACCOUNTING POLICIES

FINANCIAL STATEMENTS AND PRINCIPLES OF CONSOLIDATION

The consolidated financial statements have been prepared from records maintained in Malaysia, the Company's principal place of business.

The Company's consolidated financial statements have been accounted for under the purchase method of consolidation that includes the results of operations of the subsidiaries' business from the date of acquisition. Net assets of the subsidiaries are recorded at their fair value to the Company at the date of acquisition. All significant inter-company accounts and transactions have been eliminated on consolidation.


                                       F7

The consolidated financial statements for 1999 include the accounts of AEI and its Malaysian subsidiaries and the accounts of Kalan Gold Corporation from the date of the reverse acquisition. The consolidated financial statements for 1998 include the accounts of AEI and its Malaysian subsidiaries.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash in hand and federally insured amounts maintained in a checking account at a bank.

CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially could subject the Company to concentrations of credit risk consist largely of trade and other accounts receivable. Included in other accounts receivable as at December 31, 1999 was an overdue amount of $1,698,902 that relates to sales proceeds arising from the disposal of investments and fixed assets, of which $1,391,007 was due from Synervest Sdn Bhd, a company controlled by a director of PTSB. Of the Company's accounts receivable as at December 31, 1999, 59% were aged over 90 days old and 77% were from companies that are related to or affiliated with the Company. This situation arose largely from the Company's adoption of an aggressive credit policy that provided lenient credit terms and an extended credit period for its customers. Where the Company evaluates that the debt has been overdue, the Company will seek to obtain a letter of undertaking from its debtors as a form of security. For the year ended December 31, 1999 the Company has reserved $3,035,539 for allowance on doubtful receivables. As 59% of the Company's accounts receivable were aged more than 90 days as of December 31, 1999, the Company has sought and obtained written undertakings and schedules of repayments in respect of all its accounts receivable for full settlement of outstanding balances by August 31, 2000 through monthly repayment. As of March 31, 2000, the Company has received monthly payment promptly in respect of its accounts receivable in accordance with the schedules of repayments. However, as the Company did not receive in full the monthly payments that were due for April 2000, the Company has reserved $3,035,539 for allowance on doubtful receivables as there is doubt over the recoverability of the balance outstanding. The Company will, however, continue to pursue vigorously the collection of all its outstanding accounts receivable. There was no reserve for doubtful receivables in 1998.

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


The reporting currency used in the financial statements is USD unless otherwise stated.

                                       F8

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

(LOSS)/EARNINGS PER COMMON SHARE

Earnings/(loss) per common share are determined in accordance with SFAS No. 128, "Earnings Per Share" (EPS). SFAS No. 128 requires the presentation of two EPS amounts, basic and diluted. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS includes the dilution that would occur if outstanding stock options and other dilutive securities were exercised and is comparable to the EPS the Company has historically reported. The diluted EPS calculation excludes the effect of stock options when their exercise prices exceed the average market price over the period. As there were no exercisable outstanding stock options in 1999 and 1998, the Company did not compute the diluted EPS for both years.

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

FIXED ASSETS AND DEPRECIATION

Fixed assets are stated at cost less depreciation. Depreciation is calculated on a straight line method over the expected useful lives of the asset concerned. Depreciation expense is not included in cost of goods sold or other operating expenses in the Consolidated Statements of Operations. The principal annual rates of depreciation are:

     Motor Vehicles, Office Equipment, Furniture & Fittings,                 20%
        Computer software
     Tools & Equipment, Video Communication hardware &
        peripherals, Office renovation                                       10%

Routine expenses for maintenance and repair are expensed as incurred. Expenditures that results in enhancement of the value or in extension of the useful life of fixed assets are capitalized.

                                       F9

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

GOODWILL ON CONSOLIDATION AND AMORTIZATION

Goodwill on consolidation arise in the accounts of AEI from the difference between the fair value and the net tangible assets of its subsidiaries at the date of acquisition and the purchase price. Goodwill arising on consolidation is written off in 1998.

INVENTORIES

Inventories, which comprised accessories for production of multimedia programs, are stated at the lower of cost and net realizable value. Cost is determined on a first-in-first-out basis.

EMPLOYERS ACCOUNTING FOR PENSIONS, POST-RETIREMENT BENEFITS OTHER THAN PENSIONS, AND POST-EMPLOYMENT BENEFITS

SFAS No.87: "Employers accounting for pensions", SFAS No. 106: "Employers accounting for post-retirement benefits other than pensions" and SFAS No. 112:
"Employers accounting for post-employment benefits" do not apply to the financial statements as the Company has no such plan in place as at December 31, 1999.

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

VISIONEWS ASIA SDN BHD ("VASB")

During the year ended December 31, 1999, the Company billed VASB total fees of $238,796 for production of multimedia programs. The Company also billed VASB a total amount of $32,491 in 1999 for administration fee and sub-letting a portion of the Company's premises to VASB. The amount due from VASB, included under Accounts Receivable as at December 31, 1999, was $86,848. The Company also purchased communications equipment valued at $1,226,961 from VASB in 1999. For the year ended December 31, 1998, the Company sold telecommunications equipment to VASB for a total value of $1,012,927 and billed VASB a total amount of $8,010 for administration fee and sub-letting a portion of the Company's premises. The amount outstanding as at December 31, 1998 included under Accounts Receivable was valued at $1,046,944. The terms of repayment for the amount due from VASB is similar to terms accorded to the Company's other existing customers. Mr. Patrick Lim is a director of VASB and owns a 40% equity interest in VASB. Mr. Mustaffa Yacob, who is a director of PTSB, is also a director of VASB and owns a 20% equity interest in VASB. VASB has given a written undertaking to the Company to settle progressively all amounts due to the Company as at December 31, 1999 by August 2000. All transactions between the Company and VASB were in Ringgit Malaysia, the local currency of Malaysia.

SYNERVEST SDN BHD ("SSB")

During the year ended December 31, 1999, the Company billed SSB for project consulting fees totaling $197,897 for design and development work on multimedia website and Internet Protocol based Extranet. The Company also billed SSB a total amount of $23,748 in 1999 for administration fee. The amount outstanding included in Accounts Receivable as at December 31, 1999 was $92,105. The terms of repayment for the amount due from SSB are similar to terms accorded to the Company's other existing customers. The Company also acquired a patent for digital image display technology from SSB in 1999, for an aggregate purchase price of $448,567 as consideration for settlement of an amount owing by SSB. The Company entered into a Sales and Purchase Agreement on May 4, 2000 with a third party to acquire this patent from the Company for consideration of $492,105 (RM1,870,000). The Company received a deposit of $4,921 (RM18,700) from the acquirer on May 5, 2000. Pursuant to the terms of the Sales and Purchase Agreement, the balance of the purchase price is required to be paid by June 30, 2000. Mustaffa Yacob is a director of SSB and holds a 60% equity interest in SSB.

                                       F11

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

KHIDMAT MAKMUR SDN BHD ("KMSB")

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

MY ARCHITECT ("MYA") AND MY DRAUGHTING SERVICES ("MDS")

Mustaffa Yacob is the principal partner of MYA and MDS. During the year ended December 31, 1999, the Company billed MYA $290,368 and MDS $154,742 for design and development work on multimedia website. The Company also sold to MYA a video communications system valued at $130,610 in 1999. The amount outstanding included in Accounts Receivable as at December 31, 1999 was $419,855 for MYA and $154,329 for MDS. The terms of repayment for the amount due from MYA and MDS are similar to terms accorded to the Company's other existing customers. Both firms have given written undertakings to the Company to settle progressively all amounts due to the Company as at December 31, 1999 by August 2000. All transactions between the Company and both firms were in Ringgit Malaysia, the local currency of Malaysia.

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

OROVI CORPORATION

The Company entered into a verbal agreement effective September 1, 1997 to rent office space from Orovi Corporation, a private company controlled by Sanford Altberger, the former President and a Director of the Company, effective September 1, 1997. The agreement required monthly rental payments of $1,000 per month. This agreement was terminated on June 30, 1999.


                                       F12

NOTE D: PATENT

As of December 31, 1999, the Company's Current Assets included a patent for digital image display technology acquired from SSB as disclosed under Note C:
Related Party Transactions. As disclosed under NOTE C: RELATED PARTY TRANSACTIONS, the Company entered into a Sales and Purchase Agreement on May 4, 2000 with an unrelated third party to acquire this patent from the Company for aggregate cash consideration of $492,105 (RM1,870,000). The Company collected $4,921 (RM18,700) from the purchaser on May 5, 2000 and expects to complete this disposal by June 30, 2000, the date by which the balance of the total consideration is required to be paid under the terms of the Sale and Purchase Agreement. Therefore, the Company had not amortized the cost of the patent in the financial statements for the year ended December 31, 1999 as it is to be disposed of in 2000.

NOTE E: FIXED ASSETS

     Fixed assets consisted of:                       December 31,      December 31,
                                                           1999             1998
                                                       -----------       -----------
                                                            $                 $
     Office equipment                                       72,095            72,095
     Furniture and fittings                                 23,235            23,235
     Tools and equipment                                   152,997           152,997
     Video Communication hardware and peripherals        1,777,128           617,592
     Computer software                                     138,048           138,048
     Office renovation                                      11,010            11,010
                                                       -----------       -----------
                                                         2,174,513         1,014,977
     Less: Accumulated depreciation                       (490,587)         (379,106)
                                                       -----------       -----------
                                                       $ 1,683,926       $   635,871
                                                       ===========       ===========

The net book value for each class of fixed assets is as follows:

     Office equipment                                  $   33,066      $   46,286
     Furniture and fittings                                 3,847           7,902
     Tools and equipment                                   83,944          95,570
     Video communication hardware and peripherals       1,551,796         410,868
     Computer software                                      5,522          68,689
     Office renovation                                      5,751           6,556
                                                       ----------      ----------
                                                       $1,683,926      $  635,871
                                                       ==========      ==========

Depreciation for the years ended December 31, 1999 and 1998 amounted to $147,975 and $103,078, respectively.

All assets are stated at cost, including communications equipment purchased from VASB in December 1999 for a price of $1,226,961.

                                       F13

NOTE F: CAPITAL LEASE OBLIGATIONS

Certain telecommunications and other assets are leased from a single lessor under various equipment lease financing facilities. Such leases have been accounted for as capital leases. At the Company's request, the lessor agreed to an extension on the repayment period in 1998 to enable the Company to secure additional working capital financing. The rescheduled lease terms for all capital leases commenced on December 1998 and are payable on a monthly basis with the final payment due on November 2006. The Company shall inherit the legal title to all assets under capital leases, upon settlement of the final minimum lease payment on November 2006.

Future minimum lease payments on these capital leases are as follows:

     Year Ending December 31                     December 31,      December 31,
                                                    1999              1998
                                                 -----------       -----------
                                                      $                 $
     2000                                           36,284         18,093
     2001                                           36,284         36,479
     2002                                           36,284         36,479
     2003                                           36,284         36,479
     2004                                           36,284         36,479
     2005 onwards                                   69,517        124,755
                                                  --------       --------
     Total payments                                250,937        288,764
     Less: Amount representing interest            (84,804)      (145,557)
                                                  --------       --------
     Present value of minimum lease payments       166,133        143,207
                                                  ========       ========

The carrying value of assets under capital leases was $251,028 and $293,266 at December 31, 1999 and 1998 respectively, and is included in property and equipment. Amortization of these assets is included in depreciation expense.

NOTE G: SHAREHOLDERS' EQUITY

PREFERRED STOCK

The Company is authorized to issue one million shares of preferred stock, par value $.10 per share, which may be issued in series with such designations, preferences, stated values, rights, qualifications or limitations as determined by the Board of Directors.

OTHER TRANSACTIONS

On October 28, 1998, the Company (under the pre-reverse acquisition management) issued 1,300,000 shares of its $.00001 par value restricted common stock in exchange for the license rights to four gold properties. On March 31, 1999, the transaction was rescinded, therefore, the rights were returned and the shares were cancelled as of October 28, 1998. Accordingly, the accounting for the transaction was reversed and the transaction does not appear in the Company's books.

                                       F14

On October 28, 1998, the Company (under the pre-reverse acquisition management) issued 1,000,000 shares of its $.00001 par value restricted common stock in exchange for services valued at a cost of $50,000 as determined by the board of directors. On April 10, 1999, the transaction was rescinded as of October 28, 1998 as the services did not provide a benefit to the Company. Accordingly, the accounting for the transaction was reversed and the transaction does not appear in the Company's books.

In October 1998, the Company (under the pre-reverse acquisition management) issued an aggregate of 700,000 shares of its restricted common stock to Michael Raisch, who at the time was the Company's Treasurer and a Director, and to Orovi Corporation, a company controlled by Sanford Altberger, who was at the time the Company's President and a Director, in exchange for forgiveness of debt as follows:

     Orovi Corporation            465,000
     Michael Raisch               235,000
                                  -------
                                  700,000
                                  =======

NOTE H: STOCK OPTIONS

The Company (under the pre-reverse acquisition management) had granted a stock option to Mr. Raisch, the former Secretary, Treasurer and a Director of the Company, for 75,000 common shares at $.02 per share until November 14, 2001. By a letter agreement dated April 26, 2000, between the Company and Mr. Raisch, this option has been cancelled.

NOTE I: INCOME TAXES

Temporary differences and carry forwards that give rise to deferred tax assets and liabilities are as follows:

                                                 December 31    December 31
                                                    1999           1998
                                                 -----------    -----------
DEFERRED TAX ASSETS
       Net operating loss carry forward            292,307        268,925
       Unutilized tax allowable depreciation             0         64,889
       Deferred interest payment                     8,183              0
       Deferred legal fees                          52,500              0
                                                  --------       --------
                                                   352,990        333,814
       Less: Valuation allowance                  (352,990)      (246,700)
                                                  --------       --------
       Deferred tax asset net of allowance               0         87,114

DEFERRED TAX LIABILITIES
       Depreciation                                (84,436)       (87,114)
                                                  --------       --------
NET DEFERRED TAX LIABILITY                         (84,436)             0
                                                  ========       ========


                                       F15

The provision for income tax expense consists of the following:

Malaysia's income tax
       Current                                      0           0
       Deferred                                84,436           0
United State's federal income tax
       Current                                      0           0
       Deferred                                     0           0
United State's state and local income tax
       Current                                      0           0
       Deferred                                     0           0
                                               ------      ------
                                               84,436           0
                                               ======      ======

For fiscal year 1999, the entire income of the Company was derived from its operations in Malaysia. No tax provision has been made as 1999 was legislated to be a tax-free year for Malaysian corporations by the Malaysian Government.

For 1998, the Company was not liable for any income tax as it posted an operating loss of $129,307.

The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the deferred tax asset will be realized. At that time, the allowance will either be increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax assets is no longer impaired and the allowance is no longer required. The net operating loss carry forward consists of $79,370 arising from the Company's operations in Malaysia and $206,069 arising from the Company's activities in Colorado. The net operating loss carry forward that relates to operations in Malaysia can be carried forward indefinitely while the net operating loss carry forward that relates to the Company's activities in Colorado expires through the year 2019.

As the Company's principal place of business for 1999 and 1998 was solely in Malaysia, the Company was only liable for income tax in Malaysia.

NOTE J: FOREIGN CURRENCY TRANSLATION RESERVE

Foreign currency translation reserve arises from translating the foreign subsidiaries in Malaysia at different rates from the start of the year with the year-end. The rates used to calculate this reserve is disclosed in the Note of Accounting Policies. The calculation of this reserve is incorporated as part of the Consolidated Changes in Shareholders' Equity, $56,347, and $66,245 for 1999 and 1998, respectively.

                                       F16

NOTE K: ACCOUNTS PAYABLE IN FOREIGN CURRENCY

The Company has the following payables in RM, the functional currency of the Company's subsidiaries in Malaysia:

                                                                          1999                           1998
                                                                ------------------------      ------------------------
                                                                    RM              $             RM              $
Others accounts payable & accrued liabilities                     499,209        131,371        296,875         78,545
Interest payable                                                  110,762         29,148             --             --
Amount due to a company in which a director has  financial        880,616        231,741        801,835        212,142
interest
Amount due to a director                                        2,096,442        551,695      2,129,604        563,432
Obligation under capital leases                                   631,306        166,133        541,281        143,207


NOTE L: SUBSEQUENT EVENT

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

On March 15, 2000, AEI and Merais Sdn Bhd (a Malaysian corporation) entered into a Tenancy Agreement to lease office and roof space at Menara Merais, Petaling Jaya at a monthly rental fee of $1,600. The lease period shall be for a first term of two years with an option to renew for a second term of another one year.

On May 4, 2000, AEI entered into a sale and purchase agreement with an unrelated third party for the disposal of a patent that AEI had acquired from SSB, a company that is related to the Company, in 1999, for aggregate cash consideration $492,105 (RM1,870,000). Under the terms of the sale and purchase agreement, AEI received a sum of $4,921 (RM18,700) on May 5, 2000, following the execution of the Agreement and the balance of $487,184 (RM1,851,300) is required to be paid by June 30, 2000.

NOTE M: COMMITMENTS AND CONTINGENCIES

On October 6, 1997, the Company entered into a Memorandum of Understanding with Fiberail Sdn Bhd, a 60%-owned subsidiary of Telekom Malaysia, a Malaysian company ("Fiberail") under which the parties agreed to collaborate with respect to the integration of the Company's wireless broadband network with Fiberail's fiber optic trunk network that has been laid along the national railway grid connecting major towns and cities in Malaysia. The Memorandum of Understanding contemplates that the parties will seek to implement the integration of their respective networks through a strategic alliance and, the parties are currently negotiating the terms and conditions of such a strategic alliance.

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

                                       F17

The Company expects to incur capital expenditures ranging from $10.0 million to $15.0 million during 2000 in connection with the official launch and build-out of VISIONET. As of the date of this Report, capital expenditures have been planned, but no funds have been committed. In addition, the Company has not entered into any commitments to fund this business plan. The Company is not aware of any contingent liability that may have a material impact on the financial statements for the year ended December 31, 1999.

NOTE N: PENDING LITIGATION

Following the Reverse Acquisition, certain disputes arose between the Company and the Company's former President, Treasurer and legal counsel each of whom either directly and/or indirectly beneficially owns common stock of the Company. Those disputes involved, among other things, the issuance of 1,840,000 shares of the Company's common stock to an entity controlled by the former legal counsel (the "Disputed Shares") at the time of the Reverse Acquisition, bills for pre-acquisition legal services, recovery of the Company's historical corporate records, and various claims of alleged misrepresentations in connection with the Reverse Acquisition. On December 14, 1999, these parties conducted a voluntary mediation and agreed to settle all of their disputes arising out of the Reverse Acquisition. In mid-January, however, the former President and Treasurer repudiated the settlement and the former legal counsel refused to close the settlement transactions. On January 24, 2000, the Company filed an action against these parties in the Arapahoe County, Colorado, District Court.

On March 3, 2000, the Company filed a motion to voluntarily dismiss, without prejudice, all of its claims against the former President and Treasurer, which motion the court granted on March 7, 2000.

On March 16, 2000, the former legal counsel and certain parties (the "Defendants") filed two counterclaims against the Company. The first counterclaim seeks approximately $193,000 in attorneys' fees that the former legal counsel alleges the Company owes for legal services the major portion of which were rendered prior to the Reverse Acquisition, and the second counterclaim seeks a declaration removing a stop transfer order the Company issued to its stock transfer agent with respect to shares of common stock held in the names of the Defendants. The Company responded to the counterclaims on April 10, 2000 asking the court to dismiss them because they were all settled under the settlement memorandum and are therefore invalid as a matter of Colorado law.

In addition, on January 21, 2000, the Arapahoe County District Court issued an order to show cause directing the Defendants to appear and show cause why the court should not direct them to return to the Company the Company's corporate records and the Disputed Shares. The hearing with respect to such order to show cause commenced on March 17, 2000 and was continued to April 24, 2000. On April 24, 2000, the Arapahoe County District Court declined to direct the turnover of the Company's personal property. The court relied in part on the fact that the Company was protected due to the fact that it issued a stop transfer order to its transfer agent with respect to the 1,840,000 shares of stock that were the subject of the Settlement Memorandum.

The Company intends to prosecute the case vigorously and believes it has meritorious claims and defenses. The Company has set aside US$150,000 as a contingency for its liability to the Defendants. The Company can give no assurances concerning the outcome of the dispute, but believes that the outcome of this litigation will not have a material adverse effect on the Company's business and results of operations.

                                       F18

NOTE O: RESTATEMENT OF RETAINED EARNINGS FOR THE YEAR ENDED DECEMBER 31 1998.

For the year ended December 31 1998, the consolidated financial statements for AEI, which was prepared under Malaysian generally accepted accounting principles, reflected a deferred gain of $4,446,748 (RM: 17,406,348). This deferred gain arose from the disposal of 10% of the Company's investment in PTSB to a third party. The Company rescinded this disposal in December 1999 due to failure of the third party to fulfill its obligations. Therefore, the gain on disposal was reversed and the retained earnings restated in the year ended December 31, 1999.

In addition, for the year ended December 31 1998, the Company had amortized goodwill on consolidation over 15 years in the consolidated financial statements for AEI. In the year ended December 31, 1999, the Company had adopted the accounting policy of immediate write-off of goodwill on consolidation against shareholders' equity.

The Company has prepared the consolidated financial statements on the basis that there was no disposal and that the accounting policy on the immediate write-off of goodwill was adopted in 1998. As a result, the retained earnings of 1998 are restated as follows:

                                                              RM                $
Profit, after minority interest following 1998           18,163,810         4,640,255
financial statements
Deferral  gains on partial  disposal of investment      (17,406,348)       (4,446,748)
in a subsidiary company
Goodwill on consolidation written off                    (2,732,754)         (704,318)
Amortization of goodwill on consolidation                   165,924            42,388
                                                        -----------       -----------
Restated loss after minority interest                    (1,809,368)         (468,423)
Retained earnings brought forward                         2,189,426           564,285
                                                        -----------       -----------
Restated retained earnings carried forward                  380,058            95,862
                                                        ===========       ===========

NOTE P: REVENUE

The Company's revenue can be analyzed as follows:

                                                  1999          1998
                                                   $              $
Revenue generated from related parties:
       My Architect                             290,368
       Khidmat Makmur Sdn Bhd                   456,601
       Synervest Sdn Bhd                        197,897
       Visionews Asia Sdn Bhd                   238,796       1,012,927
       My Draughting Services                   154,742
Revenue generated from others                   444,345         179,484
                                             ----------      ----------
                                             $1,782,749      $1,192,411
                                             ==========      ==========

In 1999, 86% of the Company's revenue was generated from six major customers and 85% of total revenue in 1998 was generated from one customer. In addition, 75% and 85% of the Company's revenue in 1999 and 1998, respectively, was derived from companies that are affiliated with or related to the Company.

                                       F19

NOTE Q: SEGMENT REPORTING

The Company does not include segment reporting in the financial statements as the Company had functioned as a single operating unit in 1999 and 1998.

The Company's revenue for years ended December 31, 1999 and 1998 was generated mainly from a single principal activity as stated in the Statements of Operations. In 1999, the Company's main activity was the provision of consulting and production services for multimedia website, while in 1998, the Company was mainly engaged in the marketing of video telecommunications and surveillance equipment. The Company generated all of its revenue in Malaysia. The Company's major customers which individually accounted for more than 10% of the Company's revenue for 1999 and 1998 were as follows:

                                                                     1999         1998
                                                                      $            $
SALES OF GOODS:
       Visionews Asia Sdn Bhd                                           --      1,012,927
CONSULTING AND PRODUCTION  SERVICES FOR MULTIMEDIA WEBSITE:
       My Architect                                                290,368             --
       Khidmat Makmur Sdn Bhd                                      456,601             --
       Synervest Sdn Bhd                                           197,897             --
       Trinexus Sdn Bhd                                            195,258             --
       Visionews Asia Sdn Bhd                                      238,796             --


NOTE R: GOING CONCERN

The Company is in the process of building a wireless broadband network in Malaysia and plans to seek to acquire additional licenses and spectrum rights in other Asian markets. As in the establishment of many other new businesses, there are various risk factors including competition, technology availability and market acceptance risks. The Company requires substantial amounts of capital to establish its business and expects to incur substantial losses over the next few years.

The Company suffered a loss from continuing operations of $1,845,670 in 1999, has negative cash flows from operating activities of $126,991 and $2,345,912 in 1999 and 1998 respectively and has an accumulated deficit of $1,413,853 in 1999.

Management is taking steps to minimize and manage these risks and raise the necessary financing to ensure that the Company and subsidiaries are able to continue to operate as going concern.


                                       F20