Form 10QSB
period 2000-03-31
KALAN GOLD CORP
filed 2000-05-22
CIK 940516

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB


(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR QUARTERLY PERIOD ENDED MARCH 31, 2000

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


        Suite 11.02, 11th Floor, No. 1, Jalan 19/3, 46300 Petaling Jaya,
                               Selangor, Malaysia
                    (Address of principal executive offices)


                                011 603 756-7026
                (Issuer's telephone number, including area code)


              (Former name, former address and former fiscal year,
                         if changed since last report)


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No
    ---     ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common stock, $.00001 par value                       97,290,999
             Class                Number of shares outstanding at April 30, 2000

FORM 10-QSB
1ST QUARTER


                                      INDEX

                                                                                       Page
PART I   -  FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS *

     Condensed consolidated balance sheet as at March 31, 2000 and December 31,
     1999(Unaudited)................................................................     3

     Condensed consolidated statement of operations for the three months ended
     March 31, 2000 and March 31, 1999 (Unaudited)..................................     4

     Condensed consolidated statements of cash flows for the three months ended
     March 31, 2000 and March 31, 1999 (Unaudited)..................................     5

     Notes to condensed consolidated financial statements (Unaudited)...............     6

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS...................................     7


PART II - OTHER INFORMATION

     ITEM 1. LEGAL PROCEEDINGS......................................................    11

     ITEM 2. CHANGES IN SECURITIES..................................................    12

     ITEM 3. DEFAULTS UPON SENIOR SECURITIES........................................    12

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE........................................    12

     ITEM 5. OTHER INFORMATION......................................................    12

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.......................................    12

     SIGNATURES.....................................................................    13


* The accompanying financial statements are not covered by an independent Certified Public Accountant's report.

PART I. ITEM. 1. FINANCIAL INFORMATION

                             KALAN GOLD CORPORATION
                      Condensed Consolidated Balance Sheet
                                   (Unaudited)

                                                                              March 31,       December 31,
                                                                               2000              1999
                                                                            -----------       -----------
CURRENT ASSETS
   Cash and cash equivalents                                                $    28,830       $     3,959
   Accounts receivable, net of reserve for bad debts of $194,737                 17,601           162,369
   Accounts receivable - related or affiliated parties, net of
      reserve for bad debts of $1,059,835                                        20,263           148,684
   Other accounts receivable, net of reserve for bad debts of $389,960          208,378             4,272
   Other accounts receivable - related or affiliated parties, net of
      reserve for bad debts of $1,391,007                                             -                 -
   Inventories                                                                    6,786             6,786
   Patent                                                                       448,567           448,567
                                                                            -----------       -----------
         Total current assets                                                   730,425           774,637

TANGIBLE FIXED ASSETS
   Net book value                                                             1,632,523         1,683,926
                                                                            -----------       -----------
         Total Assets                                                       $ 2,362,948       $ 2,458,563
                                                                            ===========       ===========
                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Others accounts payable & accrued liabilities                            $   318,824       $   438,989
   Amount due to a company in which a director has financial interest                 -           311,428
   Amount due to a director                                                       3,677           551,695
   Obligation under capital leases                                               14,536            13,660
                                                                            -----------       -----------
         Total current liabilities                                              337,037         1,315,772
                                                                            -----------       -----------
LONG TERM LIABILITIES
   Obligation under capital leases                                              146,066           152,473
   Deferred tax                                                                  84,360            84,436
                                                                            -----------       -----------
         Total long term liabilities                                            230,426           236,909
                                                                            -----------       -----------
MINORITY INTERESTS                                                              (23,016)                -

SHAREHOLDERS' EQUITY
   Preferred stock, $0.10 par value, 1,000,000 shares authorized,                     -                 -
      -0- shares issued and outstanding
   Common stock, $.00001 par value, 100,000,000 shares                              973               950
      authorized, 97,290,999 and 94,990,999 shares issued and
      outstanding at March 31, 2000 and December 31, 1999, respectively
   Additional paid-in capital                                                 3,412,415         2,262,438
   Accumulated deficit                                                       (1,651,603)       (1,413,853)
   Foreign currency translation reserve                                          56,716            56,347
                                                                            -----------       -----------
         Total shareholders' equity                                           1,818,501           905,882
                                                                            ===========       ===========
         Total liabilities and shareholders' equity                         $ 2,362,948       $ 2,458,563
                                                                            ===========       ===========


      See accompanying notes to condensed consolidated financial statements

                             KALAN GOLD CORPORATION

                 Condensed Consolidated Statement of Operations
                                   (Unaudited)

                                                                Three Months Ended
                                                                     March 31
                                                          -------------------------------
                                                              2000               1999
                                                          ------------       ------------
REVENUES
      Sales of goods                                      $        789       $         --
      Consulting and production fees receivable                     --            248,086
                                                          ------------       ------------
                                                                   789            248,086
                                                          ------------       ------------
Less: Cost of Sales
      Cost of goods sold                                          (632)                --
                                                          ------------       ------------
                                                                  (632)                --
                                                          ------------       ------------
Gross Profit                                                       157            248,086
Less: Operating expenses
      Sales and marketing                                       22,241              1,246
      Depreciation                                              51,403             11,497
      General administration                                   201,341            190,075
      Interest                                                   3,539                 --
                                                          ------------       ------------
         Total operating expenses                              278,524            202,818
                                                          ------------       ------------
Operating Profit/(Loss)                                       (278,367)            45,268
Add: Other income
     Gain on disposal of tangible assets                            --             41,522
     Other income                                               17,601                 --
                                                          ------------       ------------
Income from continuing operations before taxation             (260,766)            86,790
Taxation                                                            --                 --
                                                          ------------       ------------
Net income for the year                                       (260,766)            86,790
Minority interests                                              23,016            (23,920)
                                                          ------------       ------------
Net income applicable to common shareholders                  (237,750)            62,870
Comprehensive income - translation adjustment                       --             10,128
                                                          ------------       ------------
     Net income (loss)                                        (237,750)            72,998
Weighted average number of common shares outstanding        95,926,164         94,990,999
Basic earnings per share (cent)                                      0                  0


      See accompanying notes to condensed consolidated financial statements

                             KALAN GOLD CORPORATION

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                            Three Months Ended
                                                                 March 31,
                                                          ------------------------
                                                             2000            1999
                                                          ----------       -------
                                                               $              $
CASH FLOWS FROM OPERATING ACTIVITIES
         Net cash used in operating activities              (260,152)      (76,855)
                                                          ----------       -------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from disposal of fixed assets                         --        79,881
                                                          ----------       -------
         Net cash provided by investing activities                --        79,881
                                                          ----------       -------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issue of shares of common stock           1,150,000            --
   Payment of obligation under capital leases                 (5,531)           --
   Repayment of amount due to a company in which a
      director has a financial interest                     (311,428)           --

   Repayment of amount due to a director                    (548,018)           --
                                                          ----------       -------
         Net cash provided by financing activities           285,023            --
                                                          ----------       -------

NET INCREASE IN CASH AND CASH EQUIVALENTS                     24,871         3,026
Cash and cash equivalents, beginning of period                 3,959           826
                                                          ----------       -------
Cash and cash equivalents, end of period                      28,830         3,852
                                                          ==========       =======


      See accompanying notes to condensed consolidated financial statements

                             KALAN GOLD CORPORATION

          NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

                                 MARCH 31, 2000
                                   (UNAUDITED)



BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Kalan Gold Corporation (the "Company") include the accounts of Animated Electronic Industries Sdn. Bhd. ("AEI") and its Malaysian subsidiary companies, Vistel (Malaysia) Sdn Bhd, and Perwimas Telecommunications Sdn. Bhd. ("PTSB"). All significant intercompany accounts and transactions have been eliminated on consolidation.

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

The financial statement has been prepared on the basis that the Company is a going concern. Financial data presented herein are unaudited, pursuant to the rules and regulations of the Securities and Exchange Commission.

TRANSLATION OF CURRENCIES

The functional currency of the Company's subsidiaries is the local currency. The financial statements of these subsidiaries are translated to United States dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Translation gains/(losses), which are deferred and accumulated, is treated as a component of shareholders' equity.

The following exchange rates of Ringgit Malaysia (RM) into U.S. Dollars (USD) were used in preparing the financial statements.

     January 1, 1999             3.7797         January 1, 2000            3.800
     March 31, 1999              3.7998         March 31, 2000             3.800
     Average 1/1/99-3/31/99      3.7997         Average 1/1/00-3/31/00     3.800

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

RELATED PARTY TRANSACTIONS

The Company has significant related party transactions with the following entities:

LSH ASSET HOLDINGS SDN BHD ("LSH")

LSH is a company wholly owned by the Company's Chief Executive Officer and President and Director, Mr. Patrick Lim and Mr. Lim's wife. During the quarter ended March 31, 2000, LSH billed the Company $75,000 for management fees.

VISIONEWS ASIA SDN BHD ("VASB")

During the period ended March 31, 2000, the Company billed VASB a total amount of $9,706 for administration fee and subletting a portion of the Company's premises to VASB. The amount due from VASB, included under Accounts Receivable as at March 31, 2000, was $96,554, which included an amount of $86,848 brought forward from 1999 for fees receivable for production of multimedia programs, for administration works and for subletting a portion of the Company's premises. VASB has given a written undertaking to the Company to settle progressively this amount by August 2000. The Company has reserved $86,848 in the 1999 financial statements as allowance for doubtful receivables in view of the long overdue period. The terms of repayment for the amount due from VASB is similar to terms accorded to the Company's other existing customers and the Company will continue to pursue vigorously the collection of the balance outstanding. Mr. Patrick Lim is a director of VASB and owns a 40% equity interest in VASB. Mr. Mustaffa Yacob, who is a director of PTSB, is also a director of VASB and owns a 20% equity interest in VASB. All transactions between the Company and VASB were in Ringgit Malaysia, the local currency of Malaysia.

SYNERVEST SDN BHD ("SSB")

During the period ended March 31, 2000, the Company billed SSB a total amount of $7,895 for administration fee. The amount outstanding included in Accounts Receivable as at March 31, 2000 was $100,000, which included an amount of $92,105 brought forward from 1999 for project consulting fees for design and development work on a multimedia website and Internet Protocol-based Extranet and for administration fee. As at March 31, 2000, an overdue amount of $1,391,007 was included in Other Accounts Receivable. This amount primarily arose in the year ended December 31, 1998 when the Company sold to SSB tangible and intangible assets used in the operations of a subsidiary, that has since been disposed. These assets, comprising analog video hardware and peripherals and a patent for image display, were sold to SSB for a total sum of $1,661,175. SSB has given a written undertaking to the Company to settle progressively these amounts by August 2000. The Company has reserved $1,483,112 in the 1999 financial statements as allowance for doubtful receivables in view of the long overdue period of these amounts. The terms of repayment for the amount due from SSB are similar to terms accorded to the Company's other existing customers and the Company will continue to pursue vigorously the collection of the balance outstanding.

The Company acquired a patent for digital image display technology from SSB in 1999, for an aggregate purchase price of $448,567, as consideration for settlement of an amount owing by SSB. The Company entered into a Sales and Purchase Agreement on May 4, 2000 with a third party to acquire this patent from the Company for consideration of $492,105 (RM1,870,000). The Company received a deposit of $4,921 (RM18,700) from the acquirer on May 5, 2000. Pursuant to the terms of the Sales and Purchase Agreement, the balance of the purchase price is required to be paid by June 30, 2000.

Mustaffa Yacob is a director of SSB and holds a 60% equity interest in SSB. All transactions between the Company and SSB were in Ringgit Malaysia, the local currency of Malaysia.

KHIDMAT MAKMUR SDN BHD ("KMSB")

Mustaffa Yacob is a director of KMSB and holds a 30% equity interest in KMSB. The amount outstanding of $384,329 included in Accounts Receivable as at March 31, 2000 was brought forward from 1999 for project consulting fees for design and development work on multimedia website. KMSB has given a written undertaking to the Company to settle progressively this amount by August 2000. The Company has reserved $384,329 in the 1999 financial statements as allowance for doubtful receivables in view of the long overdue period. The terms of repayment for the amount due from KMSB are similar to terms accorded to the Company's other existing customers and the Company will continue to pursue vigorously the collection of the balance outstanding. All transactions between the Company and KMSB were in Ringgit Malaysia, the local currency of Malaysia.

MY ARCHITECT ("MYA") AND MY DRAUGHTING SERVICES ("MDS")

Mustaffa Yacob is the principal partner of MYA and MDS. The amount outstanding included in Accounts Receivable as at March 31, 2000 was $363,158 for MYA and $133,395 for MDS respectively for design and development fees for work on multimedia website. MYA and MDS have each given a written undertaking to the Company to settle progressively their respective overdue amount by August 2000. The Company has reserved an aggregate amount of $496,553 in the 1999 financial statements as allowance for doubtful receivables in view of the long overdue period of these amounts. The terms of repayment for the amount due from both firms are similar to terms accorded to the Company's other existing customers and the Company will continue to pursue vigorously the collection of the balance outstanding. All transactions between the Company and both firms were in Ringgit Malaysia, the local currency of Malaysia.

PATRICK LIM

As of March 31, 2000, the Company owed the President and Chief Executive Officer of the Company, Mr. Patrick Lim, $3,677, for short-term cash advances made to the subsidiary of the Company for working capital purposes from time to time. The amount owing to Mr. Lim is unsecured, bears no interest and has no fixed terms of repayment and is recorded in the financial statements as "due to a director".

INVENTORIES

Inventories, which comprised accessories for production of multimedia programs, telecommunication equipment and spare parts, are stated at the lower of cost and net realizable value. Cost is determined on a first-in-first-out basis.

INCOME TAX

No income tax provision was made for the period as the Company incurred a loss for the three-month period ended March 31, 2000. For the three-month period ended March 31, 1999, no provision of income tax was made on any profits earned, following a tax exemption order granted by the Government of Malaysia to all individual and corporate taxpayers for the entire fiscal year 1999.

EARNINGS/(LOSS) PER COMMON SHARE

Net income/(loss) per common share is computed by dividing net income available to common shareholders for the period by the weighted average number of shares of common stock outstanding for the period. The Company did not compute the diluted earnings/(loss) per common share ss there were no exercisable outstanding stock options as of March 31, 2000.

PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

THE FOLLOWING ANALYSIS OF THE OPERATIONS AND FINANCIAL CONDITION OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO, OF THE COMPANY CONTAINED ELSEWHERE IN THIS FORM 10-QSB.

OVERVIEW

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

The Company's current business plan is to devote its resources to the expansion of the Company's existing business and the proposed pilot launch of VISIONET at the end of the second quarter of 2000 to be followed by a full implementation of multiple cells in the third quarter of 2000 in the Central Region of West Malaysia.

The Company has successfully completed a "link budget" test in the first quarter of 2000. The test was designed to determine the optimum transmission range under adverse weather conditions and the subscriber capacity per cell. The test results will form the basis for the proposed implementation of pilot cells in the central region of Malaysia, popularly known as the Klang Valley, where Kuala Lumpur and the Multimedia Super Corridor are located. Equipment for the pilot cells are currently being installed and commissioned by engineers from EER Systems Inc., USA ("EER"). EER, a company based in Virginia, has on April 7, 2000, executed a Letter of Intent with the Company for long-term supply of the "best of breed" transceivers and to provide system integration services.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2000 TO THE THREE MONTHS ENDED MARCH 31, 1999

NET SALES

Net sales for the three months ended March 31, 2000 (the "2000 First Quarter") was $789 compared to $248,086 for the three months ended March 31, 1999 (the "1999 First Quarter"), a reduction of $247,297 or 99.7%. The decrease in net sales in the 2000 First Quarter as compared to the 1999 First Quarter was mainly due to the Company's decision to stop accepting work orders from its existing customers, which are mainly companies that are related or affiliated to the Company and are overdue in paying on receivables due to the Company. As a result, the Company has not generated any revenue from the development and production of multimedia websites. During the 2000 First Quarter, the Company focused its limited resources in preparing for the planned launch of VISIONET at the end of the second quarter of 2000, in developing multimedia programs for VISIONET and in marketing its services to corporations in Malaysia.

COST OF SALES

Cost of sales of $632 was recorded in the 2000 First Quarter. No cost of sales was recorded in the 1999 First Quarter, as there were no sales of goods.

TOTAL OPERATING EXPENSES

Total operating expenses, which includes sales and marketing, depreciation, general administration and interest, were $278,524 for the 2000 First Quarter compared to $202,818 in the 1999 First Quarter, an increase of $75,706 or 37%. The increase was primarily attributable to an increase in sales and marketing expenses from $1,246 to $22,241, an increase in depreciation from $11,497 to $51,403, an increase in general administration cost from $190,075 to $201,341 and an increase in interest cost from zero to $3,539. The increase in sales and marketing expenses of $20,995, or 168%, was due to higher marketing expenses incurred to promote the Company's business to corporations in Malaysia. The increase in depreciation of $39,906, or 347%, was due to additional communication equipment acquired by the Company in the fourth quarter of 1999. In addition, the Company incurred interest on capital leases of $3,539 during the 2000 First Quarter.

NET INCOME (LOSS)

The Company recorded a net loss of $237,750 for the 2000 First Quarter compared to net income of $72,998 for the 1999 First Quarter. The decrease in net income was primarily attributable to a decrease in net sales and an increase in total operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2000, the Company had cash and cash equivalents of $28,830 and working capital of $393,388. All operations were funded from internally generated funds and working capital advanced by the principal shareholder, director and officer of the Company. These advances bear no interest and have no fixed terms of repayment.

During the 2000 First Quarter, the Company issued an aggregate of 2,300,000 shares of common stock to the Executive Chairman of PTSB in a private placement for cash consideration of $1,150,000 at 50 cents per share. Proceeds from this private placement were used to repay advances made to the Company by Mr. Patrick Lim and LSH Asset Holdings Sdn Bhd.

The Company expects that its working capital requirements for the remainder of 2000 will be funded through internally generated funds and proceeds from an equity or debt financing. The Company expects to incur capital expenditures ranging between $10.0 million to $15.0 million during 2000 in connection with the launch and build-out of network infrastructure to support the operation of VISIONET. The Company intends to finance all or a portion of such capital expenditures with additional debt or equity financing. There is, however, no assurance that financing will be available or, if available, that it would be offered to the Company on acceptable terms.

Y2K COMPLIANCE

As of the date of this Form 10-QSB, the Company did not experience any Y2K compliance problems and all computer software appears to be functioning properly.

SAFE HARBOR STATEMENT

This Form 10-QSB and other reports filed by the Company from time to time with the Securities and Exchange Commission, as well as the Company's press releases, contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company's management, as well as estimates and assumptions made by the Company's management. Forward-looking statements can be identified by the use of forward-looking terminology such as "believes", "may", "should", "anticipates", "estimates", "expects", "future", "intends", "hopes" or "plans" or the negative thereof. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause actual results of the Company to vary materially from historical results or from any future results expressed or implied in such forward-looking statements. Such factors include, among others, the following: revocation of the Company's license, ability to successfully implement its business plans, market acceptance of fixed wireless broadband services, ability to obtain services provided by other communications companies, limited suppliers of LMDS equipment, failure to obtain roof access, the ability of the Company to raise capital on a timely basis, the Company's business is subject to existing and future government regulations, failure to retain qualified personnel, competitive pressures and potentially adverse tax and cash flow consequences resulting from operating in multiple countries with different laws and regulations, ability to maintain profitability in the future, the ability of the Company to deploy VISIONET, and general economic and business conditions in Malaysia. The Company does not undertake to update, revise or correct any of the forward-looking information.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Following the Reverse Acquisition, certain disputes arose between the Company and Sanford Altberger, Michael Raisch and David Wagner, the Company's former President, Treasurer and legal counsel, respectively, each of whom either directly and/or beneficially owns common stock of the Company. Those disputes involved, among other things, the issuance of 1,840,000 shares of the Company's common stock to an entity controlled by Mr. Wagner (the "Disputed Shares") at the time of the Reverse Acquisition, bills for pre-acquisition legal services, recovery of the Company's historical corporate records, and various claims of alleged misrepresentations in connection with the Reverse Acquisition. On December 14, 1999, these parties conducted a voluntary mediation and agreed to settle all of their disputes arising out of the Reverse Acquisition pursuant to the Amended Settlement Memorandum (the "Settlement Memorandum") filed as an exhibit to the Form 10-KSB filed on April 14, 2000. The Settlement Memorandum provided, among other things, for (i) the payment by the Company to Mr. Wagner of $150,000 for attorneys' fees owed and in exchange for the transfer to the Company of the Disputed Shares, (ii) the purchase by the Company of the outstanding shares of common stock then owned by Messrs. Altberger, Raisch and Wagner (excluding the Disputed Shares referred to in clause (i) above) at a price of $1.00 per share and (iii) the delivery by Messrs. Altberger, Raisch and Wagner of the Company's historical corporate records.

     In mid-January 2000, Messrs. Altberger and Raisch repudiated the Settlement Memorandum, and Mr. Wagner refused to close the settlement transactions. On January 24, 2000, the Company filed an action in the Arapahoe County, Colorado, District Court, titled KALAN GOLD CORP. V. SANFORD ALTBERGER, MICHAEL RAISCH, DAVID J. WAGNER, DAVID J. WAGNER & ASSOCIATES, P.C., DAVID WAGNER & ASSOCIATES DEFINED BENEFITS PLAN, MARION LIMITED LIABILITY COMPANY AND VERONICA BROWNELL, Case No. 00CV0172, seeking to: (1) recover actual and consequential damages the Company incurred as a result of the defendants' breach of the Settlement Memorandum; (2) obtain a decree of specific performance requiring Messrs. Altberger, Raisch and Wagner to perform their obligations under the Settlement Memorandum; (3) recover the Company's attorneys' fees and costs incurred in enforcing the Settlement Memorandum; and (4) recover the Company's historical corporate records and the Disputed Shares.

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

ITEM 2. CHANGES IN SECURITIES

     On February 24, 2000, the Company issued 2,300,000 shares of its restricted common stock to the Executive Chairman of its PTSB subsidiary for a purchase price of $0.50 per share, or $1,150,000 in the aggregate.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE

     None

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          27* Financial Data Schedule

     (b)  Reports on Form 8-K:

          On February 17, 2000, the Company filed a report on Form 8-K in respect of the appointment of Arthur Andersen & Co. as its independent accountant.

                                   SIGNATURES

     In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       KALAN GOLD CORPORATION
                                       (Registrant)




DATE:  May 22, 2000                    BY: /s/ Patrick Soon-Hock Lim
                                           President & Chief Executive Officer




DATE:  May 22, 2000                    /s/ Chee Hong Leong
                                       ---------------------------------
                                       Acting Chief Financial Officer
                                       (Principal Financial Officer and
                                       Principal Accounting Officer)