Form 10KSB/A
period 1999-12-31
KALAN GOLD CORP
filed 2000-06-28
CIK 940516

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

The undersigned Registrant hereby amends the following items, financial statements or other portions of its Annual Report on Form 10-KSB for the year ended December 31, 1999 (as heretofore amended by the Annual Report on Form 10-KSB/A filed with the Commission on May 16, 2000) as set forth below and in the pages attached hereto:

ITEM 7 FINANCIAL STATEMENTS

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


                                      Kalan Gold Corporation

Dated: June 28, 2000                  By: /s/ Patrick Soon-Hock Lim
                                          ---------------------------
                                          Patrick Soon-Hock Lim
                                          President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


          SIGNATURE                      TITLE                          DATE
----------------------------      -------------------------------- -------------

/s/ Patrick Soon-Hock Lim         President, Chief Executive       June 28, 2000
----------------------------      Officer and Director
                                  (Principal Executive Officer)


/s/ Chee Hong Leong               Acting Chief Financial Officer   June 28, 2000
----------------------------      (Principal Financial Officer
                                  and Principal Accounting Officer)


/s/ Wan Abdul Razak bin Muda      Chairman and Director            June 28, 2000
----------------------------


/s/ Looi Hoi Fah                  Director                         June 28, 2000
----------------------------


/s/  Paddy Bowie                  Director                         June 28, 2000
----------------------------


/s/Charles W. Pollard             Director                         June 28, 2000
----------------------------

                             KALAN GOLD CORPORATION

                         INDEX TO FINANCIAL STATEMENTS.


Independent Accountant's Report ............................................. F1
Consolidated Balance Sheets as of December 31, 1999 and 1998 ................ F2
Consolidated Statements of Operations, Years Ended December 31, 1999
and 1998..................................................................... F3
Consolidated Statements of Cash Flow, Years Ended December 31, 1999
and 1998 .................................................................... F4
Consolidated Statements of Changes in Shareholders' Equity .................. F6
Notes to Consolidated Financial Statements .................................. F7


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


TO THE BOARD OF DIRECTORS AND SHAREHOLDERS
OF KALAN GOLD CORPORATION:


     We have audited the accompanying consolidated balance sheets of KALAN GOLD CORPORATION (a Colorado corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of KALAN GOLD CORPORATION and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with the accounting principles generally accepted in the United States.

     As mentioned in Note C to the financial statements, the Company acquired certain assets from related parties as settlement of receivables owed by these parties. In our auditors' report dated May 15, 2000, our opinion on the December 31, 1999 financial statements was qualified as the Company did not at that time have sufficient supporting documentation to evidence that these assets were recorded at fair market value at the time of settlement of the receivables. Subsequently, the Company was able to provide sufficient supporting documentation. Accordingly, our present opinion on the 1999 financial statements, as presented herein, is unqualified, with respect to this matter.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note R to the financial statements, the Company(1) suffered a loss from continuing operations of $1,845,670 in 1999; (2) had negative cash flows from operating activities of $126,991 and $2,345,912 in 1999 and 1998, respectively; and (3) has an accumulated deficit of $1,413,853 in 1999. In addition, 75% and 85% of the Company's revenues in 1999 and 1998 respectively have been generated from entities that are affiliated with or related to the Company. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note R. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                       / Signed /


                                       ARTHUR ANDERSEN

June 28, 2000
Kuala Lumpur

                                       F1

                             KALAN GOLD CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                                 December 31,         December 31,
                                                                                     1999                 1998
                                                                                 ------------         ------------
                                                                                       $                  $
CURRENT ASSETS
      Cash and cash equivalents                                                        3,959                339
      Accounts receivable, net of reserve for bad debts of $194,737                  162,369                132
      (1998:Nil)
      Accounts receivable - related or affiliated parties, net of reserve            148,684          1,046,944
      for bad debts of $1,059,835 (1998:Nil)
      Other accounts receivable, net of reserve for bad debts of $389,960              4,272            406,277
      (1998:Nil)
      Other accounts receivable - related or affiliated parties, net of                   --          1,720,665
      reserve for bad debts of $1,391,007 (1998:Nil)
      Inventories                                                                      6,786              6,786
      Patent                                                                         448,567                 --
                                                                                  ----------          ---------
              Total current assets                                                   774,637          3,181,143

TANGIBLE FIXED ASSETS
      Net book value                                                               1,683,926            635,871
                                                                                  ----------          ---------
              Total Assets                                                         2,458,563          3,817,014
                                                                                  ==========          =========
                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
      Others accounts payable & accrued liabilities                                  409,841             78,545
      Interest payable                                                                29,148                 --
      Amount due to a company in which a director has financial interest             311,428            212,142
      Amount due to a director                                                       551,695            563,432
      Obligation under capital leases                                                 13,660             18,093
                                                                                  ----------          ---------
              Total current liabilities                                            1,315,772            872,212
                                                                                  ----------          ---------
LONG TERM LIABILITIES
      Obligation under capital leases                                                152,473            125,114
      Deferred tax                                                                    84,436                 --
                                                                                  ----------          ---------
              Total long term liabilities                                            236,909            125,114
                                                                                  ----------          ---------

MINORITY INTERESTS                                                                        --            337,993

SHAREHOLDERS' EQUITY
      Preferred stock, $0.10 par value, 1,000,000 shares authorized,                      --                 --
              -0- shares issued and outstanding
      Common stock, $.00001 par value, 100,000,000 shares
              Authorized, 94,990,999 shares issued and outstanding                       950                870
      Additional paid-in capital                                                   2,262,438          2,318,718
      (Accumulated deficit)/Retained profit                                       (1,413,853)            95,862
      Foreign currency translation reserve                                            56,347             66,245
                                                                                  ----------          ---------
              Total shareholders' equity                                             905,882          2,481,695
                                                                                  ==========          =========
              Total liabilities and shareholders' equity                           2,458,563          3,817,014
                                                                                  ==========          =========


                                       F2

                             KALAN GOLD CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                       For The Year Ended
                                                                                          December 31
                                                                               --------------------------------
                                                                                  1999                  1998
                                                                               -----------          -----------
                                                                                     $                   $
REVENUES
     Sales of communication equipment                                               27,706            1,189,025
     Consulting and production fees receivable                                   1,755,043                3,386
                                                                               -----------          -----------
                                                                                 1,782,749            1,192,411
                                                                               -----------          -----------
Less: Cost of Sales
     Cost of goods sold                                                            (14,512)          (1,057,865)
                                                                               -----------          -----------
                                                                                   (14,512)          (1,057,865)
                                                                               -----------          -----------
Gross Profit                                                                     1,768,237              134,546
Less: Operating expenses
     Sales and marketing                                                            16,985               10,607
     Depreciation                                                                  147,975              103,078
     General operation and administration                                          422,567              131,266
     Interest                                                                       63,125               18,902
     Goodwill on consolidation written off                                              --              704,318
     Reserve for bad debts                                                       3,035,539                   --
                                                                               -----------          -----------
             Total operating expenses                                            3,686,191              968,171
                                                                               -----------          -----------
Operating Loss                                                                  (1,917,954)            (833,625)
Add: Other income
     Gain on disposal of tangible assets                                            99,680              830,769
     Gain on disposal of intangible assets                                              --              416,411
     Gain on disposal of investment                                                     --                3,066
     Other income                                                                   57,040               27,025
                                                                               -----------          -----------
(Loss)/Income from continuing operations and consolidated subsidiaries          (1,761,234)             443,646
before taxation and minority interests
Taxation                                                                           (84,436)                  --
                                                                               -----------          -----------
(Loss)/Income from continuing operations and consolidated subsidiaries          (1,845,670)             443,646
before minority interests

Minority interests                                                                 335,955               (9,602)
                                                                               -----------          -----------
Net (loss)/income from continuing operations                                    (1,509,715)             434,004
                                                                               -----------          -----------
Less: Losses from operations of disposed subsidiaries
         net of zero tax                                                                --             (387,640)
      Loss on disposal of subsidiaries net of zero tax                                  --             (514,827)
                                                                               -----------          -----------
Losses from operations of disposed subsidiaries and disposal of subsidiaries            --             (902,467)
                                                                               -----------          -----------

                                                                               -----------          -----------
Net loss applicable to common shareholders                                      (1,509,715)            (468,423)
                                                                               ===========          ===========
Number of common shares outstanding                                             94,990,999           94,990,999
Basic (loss)/earnings per share                                                      (0.02)                0.00


                                       F3

                             KALAN GOLD CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                                       For The Years Ended
                                                                                           December 31
                                                                                 ------------------------------
                                                                                    1999               1998
                                                                                 ----------          ----------
                                                                                      $                   $
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                      (1,509,715)           (468,423)
   Adjustments to reconcile net earnings to net cash used
      In operating activities:
         Depreciation                                                               147,975             103,078
         Reserve for bad debts                                                    3,035,539                  --
         Increase in deferred tax liabilities                                        84,436                  --
         Gain on disposal of fixed assets                                           (99,680)           (830,769)
         Gain on disposal of investments                                                 --              (3,066)
         Gain on disposal of patent                                                      --            (416,411)
         Minority shares of loss on disposal of subsidiary companies                     --             430,296
         Minority shares of (loss)/income from consolidated subsidiaries           (335,955)              9,602
         Goodwill on consolidation written off                                           --             704,318
         Translation difference - cash and bank balances in foreign                      (2)                  9
         currency
         Translation difference - others                                            (11,934)             14,974
         Changes in assets and liabilities:
         Increase in receivables                                                 (1,852,374)         (1,118,545)
         Increase/(decrease) in payables                                            414,719            (798,339)
         Decrease in inventories                                                         --              27,364
                                                                                 ----------          ----------
            Net Cash used in operating activities                                  (126,991)         (2,345,912)
                                                                                 ----------          ----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from disposal of fixed assets                                           130,611                  --
   Purchase of fixed assets                                                              --            (307,506)
   Proceeds from disposal of investments in subsidiaries                                 --             528,764
   Purchase of investment                                                                --            (232,986)
   Proceeds from disposal of investments                                                 --             236,052
   Purchase of patent                                                                    --              (5,109)
                                                                                 ----------          ----------
            Net cash provided by investing activities                               130,611             219,215
                                                                                 ----------          ----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issue of shares of common stock                                         --           2,156,494
   Payment of obligation under capital leases                                            --             (29,772)
                                                                                 ----------          ----------
            Net cash provided by financing activities                                    --           2,126,722
                                                                                 ----------          ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                             3,620                  25
Cash and cash equivalent, beginning of period                                           339                 314
                                                                                 ----------          ----------
Cash and cash equivalent, end of period                                               3,959                 339
                                                                                 ==========          ==========

                                       F4

                             KALAN GOLD CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                               For The Years Ended December 31
                                               -------------------------------
                                                     1999           1998
                                                    ------         ------
                                                      $              $
SUPPLEMENTAL CASH FLOW DISCLOSURES
   Cash paid for interest during the period         33,977         18,902
                                                    ======         ======
   Cash paid for income taxes                            0              0
                                                    ======         ======


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

                                       F5

                             KALAN GOLD CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                Retained
                                                                                 Profit/
                               Preferred Stock    Common Stock                (Accumulated                  Foreign
                               --------------- -----------------  Additional   loss) from    Accumulated    Currency
                                         Par                Par    Paid-in    AEI and its    loss of the  Translation
                               Shares   Value    Shares    Value   capital    subsidiaries     Company      Reserve       Total
                               ------   -----  ----------  -----  ----------  ------------   -----------  -----------  -----------
  BALANCE, DECEMBER 31, 1997     --       --    4,833,333    48       163,046       564,285          --          --         727,379
Issue of AEI shares for cash     --       --   82,166,667   822     2,155,672            --          --          --       2,156,494
  to shareholders of AEI
Differences arising from         --       --           --    --            --            --          --      66,245          66,245
  translation of financial
  statement of foreign
  subsidiaries
Net loss for the year ended      --       --           --    --            --      (468,423)         --          --        (468,423)
  December 31, 1998
                                ---     ----   ----------  ----    ----------   -----------   ---------    --------     -----------
  BALANCE, DECEMBER 31, 1998     --      $--   87,000,000  $870    $2,318,718   $    95,862          --    $ 66,245     $ 2,481,695
Adjustment in connection with    --       --    7,990,999    80       (56,280)           --          --          --         (56,200)
  the issue of shares of
  common stocks for the
  reverse acquisition by
  Animated Electronic
  Industries Sdn Bhd on
  April 20, 1999
Differences arising from         --       --           --    --            --            --          --      (9,898)         (9,898)
  translation of financial
  statement of foreign
  subsidiaries
Net loss for the year ended      --       --           --    --            --    (1,190,174)   (319,541)         --      (1,509,715)
  December 31, 1999
                                ---     ----   ----------  ----    ----------   -----------   ---------    --------     -----------
  BALANCE, DECEMBER 31, 1999     --      $--   94,990,999  $950    $2,262,438   $(1,094,312)  $(319,541)   $ 56,347     $   905,882
                                ===     ====   ==========  ====    ==========   ===========   =========    ========     ===========


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

CONCENTRATIONS OF CREDIT RISK

     Financial instruments that potentially could subject the Company to concentrations of credit risk consist largely of trade and other accounts receivable. Included in other accounts receivable as at December 31, 1999 was an overdue amount of $1,698,902 that relates to sales proceeds arising from the disposal of investments and fixed assets, of which $1,391,007 was due from Synervest Sdn Bhd, a company controlled by a director of PTSB. Of the Company's accounts receivable as at December 31, 1999, 59% were aged over 90 days old and 77% were from companies that are related to or affiliated with the Company. This situation arose largely from the Company's adoption of an aggressive credit policy that provided lenient credit terms and an extended credit period for its customers. Where the Company evaluates that the debt has been overdue, the Company will seek to obtain a letter of undertaking from its debtors as a form of security. For the year ended December 31, 1999 the Company has reserved $3,035,539 for allowance on doubtful receivables. As 59% of the Company's accounts receivable were aged more than 90 days as of December 31, 1999, the Company has sought and obtained written undertakings and schedules of repayments in respect of its account receivables for full settlement of outstanding balances by August 31, 2000 through monthly repayment. As of March 31, 2000 the Company has received monthly payment promptly from its accounts receivable in accordance with the schedules of repayments. However, as the Company did not receive in full the monthly payments that were due for April 2000, the Company has reserved $3,035,539 for allowance on doubtful receivables as there is doubt over the recoverability of the balance outstanding. The Company will, however, continue to pursue vigorously the collection of all its outstanding accounts receivable. There was no reserve for doubtful receivables in 1998.

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

NOTE E: FIXED ASSETS

Fixed assets consisted of:                                               December 31,        December 31,
                                                                            1999                1998
                                                                         ------------        ------------
                                                                               $                    $
        Office equipment                                                      72,095               72,095
        Furniture and fittings                                                23,235               23,235
        Tools and equipment                                                  152,997              152,997
        Video Communication hardware and peripherals                       1,777,128              617,592
        Computer software                                                    138,048              138,048
        Office renovation                                                     11,010               11,010
                                                                         -----------          -----------
                                                                           2,174,513            1,014,977
        Less: Accumulated depreciation                                      (490,587)            (379,106)
                                                                         -----------          -----------
                                                                         $ 1,683,926          $   635,871
                                                                         ===========          ===========

The net book value for each class of fixed assets is as follows:
        Office equipment                                                 $    33,066          $    46,286
        Furniture and fittings                                                 3,847                7,902
        Tools and equipment                                                   83,944               95,570
        Video communication hardware and peripherals                       1,551,796              410,868
        Computer software                                                      5,522               68,689
        Office renovation                                                      5,751                6,556
                                                                         -----------          -----------
                                                                         $ 1,683,926          $   635,871
                                                                         ===========          ===========


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

Future minimum lease payments on these capital leases are as follows:

Year Ending December 31                        December 31,       December 31,
                                                  1999               1998
                                               ------------       ------------
                                                    $                 $
2000                                              36,284            18,093
2001                                              36,284            36,479
2002                                              36,284            36,479
2003                                              36,284            36,479
2004                                              36,284            36,479
2005 onwards                                      69,517           124,755
                                                --------          --------
Total payments                                   250,937           288,764
Less: Amount representing interest               (84,804)         (145,557)
                                                --------          --------
Present value of minimum lease payments          166,133           143,207
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

NOTE I: INCOME TAXES

Temporary differences and carry forwards that give rise to deferred tax assets and liabilities are as follows:

                                                    December 31       December 31
                                                       1999              1998
                                                    -----------       -----------
DEFERRED TAX ASSETS
       Net operating loss carry forward               292,307           268,925
       Unutilized tax allowable depreciation                0            64,889
       Deferred interest payment                        8,183                 0
       Deferred legal fees                             52,500                 0
                                                     --------          --------
                                                      352,990           333,814
       Less: Valuation allowance                     (352,990)         (246,700)
                                                     --------          --------
       Deferred tax asset net of allowance                  0            87,114

DEFERRED TAX LIABILITIES
       Depreciation                                   (84,436)          (87,114)
                                                     --------          --------
NET DEFERRED TAX LIABILITY                            (84,436)                0
                                                     ========          ========

                                       F15

                                                    December 31       December 31
                                                       1999              1998
                                                    -----------       -----------
The provision for income tax expense consists
of the following Malaysia's income tax:
       Current                                              0                 0
       Deferred                                        84,436                 0
United State's federal income tax
       Current                                              0                 0
       Deferred                                             0                 0
United State's state and local income tax
       Current                                              0                 0
       Deferred                                             0                 0
                                                     --------          --------
                                                       84,436                 0
                                                     ========          ========


For fiscal year 1999, the entire income of the Company was derived from its operations in Malaysia. No tax provision has been made as 1999 was legislated to be a tax-free year for Malaysian corporations by the Malaysian Government.

For 1998, the Company was not liable for any income tax as it posted an operating loss of $129.307.

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

                                       F16

NOTE K: ACCOUNTS PAYABLE IN FOREIGN CURRENCY

The Company has the following payables in RM, the functional currency of the Company's subsidiaries in Malaysia:

                                                                              1999                               1998
                                                                  --------------------------         -------------------------
                                                                       RM               $                RM               $
Others accounts payable & accrued liabilities                        499,209         131,371           296,875          78,545
Interest payable                                                     110,762          29,148                --              --
Amount due to a company in which a director has  financial           880,616         231,741           801,835         212,142
interest
Amount due to a director                                           2,096,442         551,695         2,129,604         563,432
Obligation under capital leases                                      631,306         166,133           541,281         143,207


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

The Company has prepared the consolidated financial statements on the basis that there was no disposal and that the accounting policy on the immediate write-off of goodwill was adopted in 1998. As a result, the retained earnings of 1998 are restated as follows:

                                                                     RM                   $
     Profit, after minority interest following 1998              18,163,810           4,640,255
     financial statements
     Deferral  gains on partial  disposal of investment         (17,406,348)         (4,446,748)
     in a subsidiary company
     Goodwill on consolidation written off                       (2,732,754)           (704,318)
     Amortization of goodwill on consolidation                      165,924              42,388
                                                                -----------          ----------
     Restated loss after minority interest                       (1,809,368)           (468,423)
     Retained earnings brought forward                            2,189,426             564,285
                                                                -----------          ----------
     Restated retained earnings carried forward                     380,058              95,862
                                                                ===========          ==========

NOTE P: REVENUE

The Company's revenue can be analyzed as follows:

                                                          1999             1998
                                                           $                 $
     Revenue generated from related parties:
        My Architect                                    290,368
        Khidmat Makmur Sdn Bhd                          456,601
        Synervest Sdn Bhd                               197,897
        Visionews Asia Sdn Bhd                          238,796          1,012,927
        My Draughting Services                          154,742
     Revenue generated from others                      444,345            179,484
                                                     ----------         ----------
                                                     $1,782,749         $1,192,411
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

                                                                             1999         1998
                                                                               $            $
     SALES OF GOODS:
        Visionews Asia Sdn Bhd                                                          1,012,927
     CONSULTING AND PRODUCTION SERVICES FOR MULTIMEDIA WEBSITE:
        My Architect                                                        290,368
        Khidmat Makmur Sdn Bhd                                              456,601
        Synervest Sdn Bhd                                                   197,897
        Trinexus Sdn Bhd                                                    195,258
        Visionews Asia Sdn Bhd                                              238,796


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