Form 10QSB
period 2000-06-30
KALAN GOLD CORP
filed 2000-08-18
CIK 940516

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB


                                   (MARK ONE)

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934
                    FOR QUARTERLY PERIOD ENDED JUNE 30, 2000

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


                               011 (603) 7956 7026
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)


              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                          IF CHANGED SINCE LAST REPORT)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class                              Number of shares outstanding at June 30, 2000
-----                              ---------------------------------------------
Common stock, $.00001 par value                      97,290,999

FORM 10-QSB
2ND QUARTER


                                      INDEX

                                                                                       Page
PART I   -  FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS

     Condensed consolidated balance sheet as at June 30, 2000 (Unaudited)
     and December 31, 1999(Audited) ............................................     3

     Condensed consolidated statement of operations for the periods ended
     June 30, 2000 and June 30, 1999 (Unaudited)................................     4

     Condensed consolidated statements of cash flows for the periods ended
     June 30, 2000 and June 30, 1999 (Unaudited)................................     5

     Notes to condensed consolidated financial statements (Unaudited)...........     6

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS...............................     9


PART II - OTHER INFORMATION

     ITEM 1. LEGAL PROCEEDINGS..................................................    13

     ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS..........................    13

     ITEM 3. DEFAULTS UPON SENIOR SECURITIES....................................    13

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................    13

     ITEM 5. OTHER INFORMATION..................................................    13

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K...................................    13

     SIGNATURES.................................................................    14


PART I. ITEM. 1. FINANCIAL INFORMATION

                             KALAN GOLD CORPORATION
                      Condensed Consolidated Balance Sheet


                                                                                 June 30,           December 31,
                                                                                  2000                 1999
                                                                               -----------          -----------
                                                                               (Unaudited)            (Audited)
CURRENT ASSETS
   Cash and cash equivalents                                                   $    11,847          $     3,959
   Accounts receivable, net of reserve for bad debts of $194,737                   492,185              162,369
   Accounts receivable - related or affiliated parties, net of
      reserve for bad debts of $954,572 (1999:$1,059,835)                           28,922              148,684
   Other accounts receivable, net of reserve for bad debts of $389,960             222,134                4,272
   Other accounts receivable - related or affiliated parties, net of
      reserve for bad debts of $1,052,632 (1999:$1,391,007)                             --                   --
   Inventories                                                                       6,786                6,786
   Patent                                                                               --              448,567
                                                                               -----------          -----------
         Total current assets                                                      761,874              774,637

TANGIBLE FIXED ASSETS
   Net book value                                                                1,992,523            1,683,926
                                                                               -----------          -----------
         Total Assets                                                          $ 2,754,397          $ 2,458,563
                                                                               ===========          ===========
                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Others accounts payable & accrued liabilities                               $   488,385          $   438,989
   Amount due to a company in which a director has financial interest              130,647              311,428
   Amount due to a director                                                         65,224              551,695
   Obligation under capital leases                                                  15,412               13,660
                                                                               -----------          -----------
         Total current liabilities                                                 699,668            1,315,772
                                                                               -----------          -----------
LONG TERM LIABILITIES
   Obligation under capital leases                                                 144,329              152,473
   Deferred tax                                                                     84,436               84,436
                                                                               -----------          -----------
         Total long term liabilities                                               228,765              236,909
                                                                               -----------          -----------
MINORITY INTERESTS                                                                      --                   --

SHAREHOLDERS' EQUITY
   Preferred stock, $0.10 par value, 1,000,000 shares authorized,                       --                   --
      -0- shares issued and outstanding
   Common stock, $.00001 par value, 100,000,000 shares                                 973                  950
      authorized, 97,290,999 and 94,990,999 shares issued and
      outstanding at June 30, 2000 and December 31, 1999, respectively
   Additional paid-in capital                                                    3,412,415            2,262,438
   Accumulated deficit                                                          (1,644,064)          (1,413,853)
   Foreign currency translation reserve                                             56,640               56,347
                                                                               -----------          -----------
         Total shareholders' equity                                              1,825,964              905,882
                                                                               ===========          ===========
         Total liabilities and shareholders' equity                            $ 2,754,397          $ 2,458,563
                                                                               ===========          ===========

See accompanying notes to condensed consolidated financial statements

                             KALAN GOLD CORPORATION

                 Condensed Consolidated Statement of Operations
                                   (Unaudited)


                                                               Three Months Ended                       Six Months Ended
                                                                     June 30                                June 30
                                                          -------------------------------       -------------------------------
                                                               2000               1999              2000               1999
                                                          ------------       ------------       ------------       ------------
REVENUES
      Sales of goods                                      $        869       $         --       $      1,658       $         --
      Consulting and production fees receivable                789,474            454,670            789,474            702,756
                                                          ------------       ------------       ------------       ------------
                                                               790,343            454,670            791,132            702,756
                                                          ------------       ------------       ------------       ------------
Less: Cost of Sales
      Cost of goods sold                                          (703)                --             (1,335)                --
      Cost of production                                      (774,368)                --           (774,368)                --
                                                          ------------       ------------       ------------       ------------
                                                              (775,071)                --           (775,703)                --
                                                          ------------       ------------       ------------       ------------
Gross Profit                                                    15,272            454,670             15,429            702,756
Less: Operating expenses
      Sales and marketing                                       29,225              6,459             51,466              7,705
      Depreciation                                              52,012             59,946            103,415             71,443
      General administration                                   391,589             22,537            592,930            212,612
      Interest                                                  10,388             34,578             13,927             34,578
                                                          ------------       ------------       ------------       ------------
         Total operating expenses                              483,214            123,520            761,738            326,338
                                                          ------------       ------------       ------------       ------------
Operating Profit/(Loss)                                       (467,942)           331,150           (746,309)           376,418
Add: Other income
      Gain on disposal of tangible assets                           --                 --                 --             41,522
      Gain on disposal of intangible assets                     43,538                 --             43,538                 --
      Reversal from reserve for bad debts                      443,638                 --            443,638                 --
      Other income                                              11,321                 --             28,922                 --
                                                          ------------       ------------       ------------       ------------
Income from continuing operations before taxation               30,555            331,150           (230,211)           417,940
Taxation                                                            --                 --                 --                 --
                                                          ------------       ------------       ------------       ------------
Net income for the year                                         30,555            331,150           (230,211)           417,940
Minority interests                                             (23,016)           (47,787)                --            (71,707)
                                                          ------------       ------------       ------------       ------------
Net income applicable to common shareholders                     7,539            283,363           (230,211)           346,233
Comprehensive income - translation adjustment                       --                 --                 --             10,128
                                                          ------------       ------------       ------------       ------------
     Net income (loss)                                           7,539            283,363           (230,211)           356,661
                                                          ============       ============       ============       ============
Weighted average number of common shares outstanding        95,926,164         94,990,999         95,926,164         94,990,999
Basic earnings per share (cent)                                      0                  0                  0                  0


See accompanying notes to condensed consolidated financial statements

                             KALAN GOLD CORPORATION

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                 Six Months Ended
                                                                     June 30,
                                                           ---------------------------
                                                              2000              1999
                                                           ----------          -------
                                                                $                 $
CASH FLOWS FROM OPERATING ACTIVITIES
         Net cash used in operating activities               (548,561)         (58,649)
                                                           ----------          -------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from disposal of fixed assets                          --           79,881
   Proceeds from disposal of patent                           492,105               --
   Fixed assets addition                                     (412,012)              --
                                                           ----------          -------
         Net cash provided by investing activities             80,093           79,881
                                                           ----------          -------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issue of shares of common stock            1,150,000               --
   Payment of obligation under capital leases                  (6,392)         (10,399)
   Repayment of amount due to a company in which a
      director has a financial interest                      (180,781)              --
   Repayment of amount due to a director                     (486,471)          (7,183)
                                                           ----------          -------
         Net cash provided by financing activities            476,356          (17,582)
                                                           ----------          -------

NET INCREASE IN CASH AND CASH EQUIVALENTS                       7,888            3,650
Cash and cash equivalents, beginning of period                  3,959              337
                                                           ----------          -------
Cash and cash equivalents, end of period                       11,847            3,987
                                                           ==========          =======


See accompanying notes to condensed consolidated financial statements

                             KALAN GOLD CORPORATION

          NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

                                  JUNE 30, 2000
                                   (UNAUDITED)


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

The financial statements have been prepared on the basis that the Company is a going concern. Financial data presented herein are unaudited, pursuant to the rules and regulations of the Securities and Exchange Commission.

TRANSLATION OF CURRENCIES

The functional currency of the Company's subsidiaries is Ringgit Malaysia, the local currency of Malaysia. The financial statements of these subsidiaries are translated to United States dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Translation gains/(losses), which are deferred and accumulated, is treated as a component of shareholders' equity.

The following exchange rates of Ringgit Malaysia (RM) into U.S. Dollars (USD) were used in preparing the financial statements.

     January 1, 1999             3.7797         January 1, 2000            3.800
     June 30, 1999               3.8000         June 30, 2000              3.800
     Average 1/1/99-3/30/99      3.7899         Average 1/1/00-3/30/00     3.800

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

INCOME TAX

No income tax provision was made for the period as the Company incurred a loss for the six-month period ended June 30, 2000. For the six-month period ended June 30, 1999, no provision of income tax was made on any profits earned, following a tax exemption order granted by the Government of Malaysia to all individual and corporate taxpayers for the entire fiscal year 1999.

EARNINGS/(LOSS) PER COMMON SHARE

Net income/(loss) per common share is computed by dividing net income available to common shareholders for the period by the weighted average number of shares of common stock outstanding for the period. The Company did not compute the diluted earnings/(loss) per common share as there were no exercisable outstanding stock options as of June 30, 2000.

RELATED PARTY TRANSACTIONS

Significant transactions between the Company and its related parties are as follows:

LSH ASSET HOLDINGS SDN BHD ("LSH")

LSH is a company wholly owned by the Company's Chief Executive Officer and President and Director, Mr. Patrick Lim, and Mr. Lim's wife. As at June 30, 2000, the amount owing to LSH was $130,647 for short-term advances made to the Company from time to time for working capital purposes. This amount is unsecured, bears no interest and has no fixed terms of repayment and is recorded in the financial statements as "due to a company in which a director has financial interest".

PATRICK LIM

As of June 30, 2000, the Company owed the President and Chief Executive Officer of the Company, Mr. Patrick Lim, $65,224, for short-term cash advances made to the Company for working capital purposes from time to time. The amount owing to Mr. Lim is unsecured, bears no interest and has no fixed terms of repayment and is recorded in the financial statements as "due to a director".

SYNERVEST SDN BHD ("SSB")

     The amount outstanding included in Accounts Receivable as at June 30, 2000 was $100,000, which included an amount of $92,105 brought forward from 1999. During the quarter ended June 30, 2000 the Company received $338,375 from SSB. As a result, the overdue amount from SSB included in Other Accounts Receivable was reduced to $1,052,632 as of June 30, 2000. The allowance for doubtful receivables, which was reserved in the 1999 financial statements, was also reduced to $1,052,632. The terms of repayment for the amount due from SSB are similar to terms accorded to the Company's other existing customers. All transactions between the Company and SSB were in Ringgit Malaysia, the local currency of Malaysia. Mustaffa Yacob is a director of PTSB and is a director of SSB and holds a 60% equity interest in SSB.

KHIDMAT MAKMUR SDN BHD ("KMSB")

     Mustaffa Yacob is a director of KMSB and holds a 30% equity interest in KMSB. During the quarter ended June 30, 2000, the Company received $202,632 from KMSB. As a result, the overdue amount brought forward from 1999, included in Accounts Receivable, was reduced to $181,697 as of June 30, 2000. The allowance for doubtful receivables, which was reserved in the 1999 financial statements, was also reduced to $181,697. The terms of repayment for the amount due from KMSB are similar to terms accorded to the Company's other existing customers. All transactions between the Company and KMSB were in Ringgit Malaysia, the local currency of Malaysia.

MY ARCHITECT ("MYA") AND MY DRAUGHTING SERVICES ("MDS")

     Mustaffa Yacob is the principal partner of MYA and MDS. During the quarter ended June 30, 2000, the Company received $197,368 from MYA and $2,632 from MDS. The overdue amount, which was brought forward from 1999 and included in Accounts Receivable, as at June 30, 2000 for MYA and MDS has therefore been reduced to $165,790 and $130,763 respectively. The allowance for doubtful receivables, which was reserved in the 1999 financial statements, was also reduced to $296,553. The terms of repayment for the amount due from both firms are similar to terms accorded to the Company's other existing customers. All transactions between the Company and both firms were in Ringgit Malaysia, the local currency of Malaysia.

PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

THE FOLLOWING ANALYSIS OF THE OPERATIONS AND FINANCIAL CONDITION OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO, OF THE COMPANY CONTAINED ELSEWHERE IN THIS FORM 10-QSB.

OVERVIEW

The Company was incorporated in 1985 in the state of Colorado. On April 20, 1999, the Company acquired 100% of the issued and outstanding common stock of Animated Electronic Industries Sdn Bhd, a private company organized under the laws of Malaysia ("AEI"), through a reverse merger whereby the Company merged with and into AEI and AEI became a wholly-owned subsidiary of the Company (the "Reverse Acquisition").

The Company currently provides multimedia content production and the design and development of websites. The Company hopes to be able to provide other broadband multimedia communication services that include the operation of a wireless digital broadband network, VISIONET, and the sale of customer premises equipment expected to commence sometime in the fourth quarter of 2000.

The Company through its subsidiary, Perwimas Telecommunication Sdn Bhd ("PTSB"), is deploying VISIONET in Malaysia and has completed the following milestones in 2000. In the first quarter of 2000, it completed a "link budget" test designed to determine the optimum transmission range under adverse weather conditions and the subscriber capacity per cell. This was followed by a "soft launch" in the second quarter of 2000 of VISIONET by the Minister of Energy, Communications & Multimedia of Malaysia. The Company expects to be able to deliver its network services to customers sometime in the fourth quarter of 2000.

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2000 TO THE THREE MONTHS ENDED JUNE 30, 1999

NET SALES

Net sales for the three months ended June 30, 2000 (the "2000 Second Quarter") was $790,343 compared to $454,670 for the three months ended June 30, 1999 (the "1999 Second Quarter"), an increase of $335,673 or 73.8%. The increase in net sales in the 2000 Second Quarter as compared to the 1999 Second Quarter was mainly due to an increase in fees receivable from the production of multimedia programs as a result of the performance of contracts which the Company secured in the first quarter of 2000.

COST OF SALES

Cost of sales of $775,071 was recorded in the 2000 Second Quarter as a result of the Company requiring additional external resources in order to fulfill the higher demand for the Company's services in the first and second quarters of 2000. No cost of sales was recorded in the 1999 Second Quarter, as the Company did not outsource its production and consultation works. All expenses related to cost of production in 1999 were part of selling and general administration expenses.

TOTAL OPERATING EXPENSES

Total operating expenses, which includes sales and marketing, depreciation, general administration and interest, were $483,214 for the 2000 Second Quarter compared to $123,520 in the 1999 Second Quarter, an increase of $359,694 or 291%. The increase was primarily attributable to an increase in sales and marketing expenses from $6,459 to $29,225 and an increase in general administration costs from $22,537 to $391,589. The increase in sales and marketing expenses of $22,766 or 352% was mainly due to higher marketing expenses incurred to develop the Company's business. The increase in general administration cost of $369,052 or 1638% was primarily due to higher operating cost arising from the Company's expansion, the "soft launch" of VISIONET and legal fees amounting incurred in connection with the Company's legal proceedings.

OTHER INCOME

The Company's other income during 2000 Second Quarter were mainly from gain on disposal of intangible assets of $43,538 and a reversal of $443,638 from its reserve for bad debts. The gain on disposal of intangible assets was derived from the disposal of a patent for $492,105. The Company reversed $443,638 from its reserve for bad debts after receiving payment from its 1999 overdue account receivables.

NET INCOME (LOSS)

The Company recorded net income of $7,539 for the 2000 Second Quarter compared to net income of $283,363 for the 1999 Second Quarter. The decrease in net income was primarily attributable to an increase in total operating expenses.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2000 TO THE SIX MONTHS ENDED JUNE 30, 1999

NET SALES

Net sales increased from $702,756 for the six months ended June 30, 1999 (the "1999 Period") to $791,132 for the six months ended June 30, 2000 (the "2000 Period"), an increase of $88,376 or 12.6%. The increase in net sales was mainly due to an increase in fees receivable from the production of multimedia programs as a result of the performance of contracts which the Company secured in the first quarter of 2000.

COST OF SALES

Cost of sales of $775,703 was recorded in the 2000 Period as a result of the Company requiring additional external resources in order to fulfill the higher demand of the Company's services in the second quarter of 2000. No cost of sales was recorded in the 1999 Period, as the Company did not outsource its production and consultation works.

TOTAL OPERATING EXPENSES

Total operating expenses, which includes sales and marketing, depreciation, general administration and interest, increased from $326,338 for the 1999 Period to $761,738 for the 2000 Period, an increase of $435,400 or 133%. The increase was primarily attributable to an increase in sales and marketing expenses of $43,761 or 568% from $7,705 to $51,466, an increase in depreciation of $31,972 or 44.8% from $71,443 to $103,415 and an increase in general administration cost of $380,318 or 179% from $212,612 to $592,930. The increase in sales and marketing was mainly attributable to higher marketing expenses incurred to develop the Company's business. The increase in depreciation was due to higher level of fixed assets. The increase in general administration cost was primarily due to higher operating cost arising from the Company's expansion, the "soft launch" of VISIONET and legal fees incurred during the 2000 Second Quarter in connection with the Company's legal proceedings.

OTHER INCOME

The Company's other income for the 2000 Period were mainly derived in 2000 Second Quarter from gain on disposal of intangible assets of $43,538 and a reversal of $443,638 from its reserve for bad debts. The gain on disposal of intangible assets was derived from the disposal of a patent for $492,105. The Company reversed $443,638 from its reserve for bad debts after receiving payment from its 1999 overdue account receivables.

NET INCOME (LOSS)

The Company recorded a net loss of $230,211 for the 2000 Period compared to net income of $356,661 for the 1999 Period. The decrease in net income was primarily attributable to increase in total operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2000, the Company had cash and cash equivalents of $11,487 and a working capital deficiency of $43,057. All operations were funded from internally generated funds and working capital advanced by the principal shareholder, director and officer of the Company. These advances bear no interest and have no fixed terms of repayment.

For the six months ended June 30, 2000, cash used in operating activities of $548,561 was mainly due to higher operating expenses and net increase in accounts receivable of $427,916. The increase in accounts receivable was due to increased sales of the Company's services in the quarter ended June 30, 2000.

Cash received from investing activities of $80,093 was primarily attributable to the proceeds from disposal of a patent acquired by the Company in 1999.

Cash provided by financing activities of $476,356 was primarily from the issuance of an aggregate of 2,300,000 shares of common stock to the Executive Chairman of PTSB in a private placement for cash consideration of $1,150,000 at 50 cents per share. A portion of the proceeds from this private placement were used for repayment of advances made to the Company by Mr. Patrick Lim and LSH Asset Holdings Sdn Bhd up to December 31, 1999. For the quarter ended June 30, 2000, Mr Patrick Lim and LSH Asset Holdings Sdn Bhd had each advanced $61,547 and $130,647 respectively for working capital purposes. These advances are unsecured, bear no interest and have no fixed terms of repayment. The Company expects that its working capital requirements for the remainder of 2000 will be funded through internally generated funds and proceeds from an equity or debt financing. The Company expects to incur capital expenditures ranging between $5.0 million to $10.0 million during 2000 in connection with the build-out of network infrastructure to support the operation of VISIONET. The Company intends to finance all or a portion of such capital expenditures with additional debt or equity financing. There is, however, no assurance that financing will be available or, if available, that it would be offered to the Company on acceptable terms.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Details of the Company's legal proceedings have been described in the Company's Form 10-QSB for the quarter ended March 31, 2000. There were no further developments with respect to the Company's legal proceedings during the second quarter of 2000.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          27*  Financial Data Schedule

     (b)  Reports on Form 8-K:

          None

                                   SIGNATURES

     In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       KALAN GOLD CORPORATION
                                       (Registrant)




DATE:  August 18, 2000                 BY: /s/ Patrick Soon-Hock Lim
                                           --------------------------
                                           President & Chief Executive Officer




DATE: August 18, 2000                  BY: /s/ Chee Hong Leong
                                           -------------------
                                           Chief Financial Officer
                                           (Principal Financial Officer and
                                           Principal Accounting Officer)