Form 10QSB
period 2000-09-30
KALAN GOLD CORP
filed 2000-11-20
CIK 940516

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                  FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

                     SUITE 11.02, 11TH FLOOR MENARA MERAIS,
                     NO. 1, JALAN 19/3, 46300 PETALING JAYA,
                               SELANGOR, MALAYSIA
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

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

Yes  X    No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class                              Number of shares outstanding at September 30, 2000
-----                              ---------------------------------------------
Common stock, $.00001 par value                      97,290,999

FORM 10-QSB
3RD QUARTER

                                      INDEX

                                                                                       Page
PART I   -  FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS

     Condensed consolidated balance sheets as at September 30, 2000 (Unaudited)
     and December 31, 1999(Audited) ............................................     3

     Condensed consolidated statements of operations and comprehensive income for
     the periods ended September 30, 2000 and September 30, 1999 (Unaudited) ...     4

     Condensed consolidated statements of cash flows for the periods ended
     September 30, 2000 and September 30, 1999 (Unaudited)......................     5

     Notes to condensed consolidated financial statements (Unaudited)...........     6

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS...............................     9


PART II - OTHER INFORMATION

     ITEM 1. LEGAL PROCEEDINGS..................................................    14

     ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS..........................    14

     ITEM 3. DEFAULTS UPON SENIOR SECURITIES....................................    14

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................    14

     ITEM 5. OTHER INFORMATION..................................................    14

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K...................................    14

     SIGNATURES.................................................................    15


PART I. ITEM. 1. FINANCIAL INFORMATION

                             KALAN GOLD CORPORATION

                      Condensed Consolidated Balance Sheet


                                                                              September 30,          December 31,
                                                                                  2000                 1999
                                                                               -----------          -----------
                                                                               (Unaudited)
CURRENT ASSETS

   Cash and cash equivalents                                                   $    10,115          $     3,959
   Accounts receivable, net of reserve for bad debts                             1,404,791              162,369
      of $831,604 (1999:$194,737)
   Accounts receivable - related or affiliated parties, net of
      reserve for bad debts of $580,863 (1999:$1,059,835)                               --              148,684
   Other accounts receivable, net of reserve for bad debts
       of $330,867 (1999:389,960)                                                       --                   --
   Other accounts receivable - related or affiliated parties, net of
      reserve for bad debts of $789,474 (1999:$1,391,007)                               --                   --
   Inventories                                                                       6,786                6,786
   Prepaid expenses                                                                213,091                4,272
   Patent                                                                               --              448,567
                                                                               -----------          -----------
         Total current assets                                                    1,634,783              774,637

TANGIBLE FIXED ASSETS
   Net book value                                                                1,930,713            1,683,926
                                                                               -----------          -----------
         Total Assets                                                          $ 3,565,496          $ 2,458,563
                                                                               ===========          ===========
                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable & accrued liabilities                                      $   569,134          $   438,989
   Amount due to a company in which a director has financial interest              130,032              311,428
   Amount due to a director                                                        143,420              551,695
   Obligation under capital leases                                                  16,287               13,660
                                                                               -----------          -----------
         Total current liabilities                                                 858,873            1,315,772
                                                                               -----------          -----------
LONG TERM LIABILITIES
   Obligation under capital leases                                                 139,929              152,473
   Deferred tax                                                                     84,436               84,436
                                                                               -----------          -----------
         Total long term liabilities                                               224,365              236,909
                                                                               -----------          -----------
MINORITY INTERESTS                                                                 392,080                   --

SHAREHOLDERS' EQUITY
   Preferred stock, $0.10 par value, 1,000,000 shares authorized,                       --                   --
      -0- shares issued and outstanding
   Common stock, $.00001 par value, 100,000,000 shares
      authorized, 97,290,999 and 94,990,999 shares issued and
      outstanding at September 30, 2000 and December 31, 1999, respectively            973                  950
   Additional paid-in capital                                                    3,412,415            2,262,438
   Accumulated deficit                                                          (1,379,850)          (1,413,853)
   Foreign currency translation reserve                                             56,640               56,347
                                                                               -----------          -----------
         Total shareholders' equity                                              2,090,178              905,882
                                                                               ===========          ===========
         Total liabilities and shareholders' equity                            $ 3,565,496          $ 2,458,563
                                                                               ===========          ===========


See accompanying notes to condensed consolidated financial statements

                             KALAN GOLD CORPORATION

     Condensed Consolidated Statement of Operations and Comprehensive Income
                                   (Unaudited)


                                                               Three Months Ended                      Nine Months Ended
                                                                  September 30                            September 30
                                                          -------------------------------       -------------------------------
                                                               2000               1999              2000               1999
                                                          ------------       ------------       ------------       ------------
REVENUES
      Sales of goods                                      $      2,111       $         --       $      3,769       $         --
      Consulting and production fees earned                  1,542,697            467,990          2,332,171          1,170,746
                                                          ------------       ------------       ------------       ------------
                                                             1,544,808            467,990          2,335,940          1,170,746
                                                          ------------       ------------       ------------       ------------
Less: Cost of Sales
      Cost of goods sold                                        (1,237)           (10,079)            (2,572)           (96,928)
      Cost of production                                    (1,513,158)                --         (2,287,526)                --
                                                          ------------       ------------       ------------       ------------
                                                            (1,514,395)           (10,079)        (2,290,098)           (96,928)
                                                          ------------       ------------       ------------       ------------
Gross Profit                                                    30,413            457,911             45,842          1,073,818
Less: Operating expenses
      Sales and marketing                                       30,284              2,143             81,750              9,848
      Depreciation                                              62,186             35,421            165,601            106,284
      General administration                                   153,104             10,017            746,034             53,412
      Interest                                                   3,369                 --             17,296             34,578
      Reserve for bad debts                                    373,709                 --            671,078                 --
                                                          ------------       ------------       ------------       ------------
         Total operating expenses                              622,652             47,581          1,681,759            204,122
                                                          ------------       ------------       ------------       ------------
Operating Profit/(Loss)                                       (592,239)           410,330         (1,635,917)           869,696
Add: Other income
      Gain on disposal of tangible assets                           --                 --                 --             41,522
      Gain on disposal of intangible assets                         --                 --             43,538                 --
      Reversal from reserve for bad debts                      373,709                 --          1,114,716                 --
      Other income                                               1,198                 --             30,120                 --
                                                          ------------       ------------       ------------       ------------
Income/(loss) from continuing operations before taxation      (217,332)           410,330           (447,543)           911,218
Taxation                                                            --                 --                 --                 --
                                                          ------------       ------------       ------------       ------------
                                                              (217,332)           410,330           (447,543)           911,218
Minority interests                                              (7,704)           (88,023)            (7,704)          (159,730)
                                                          ------------       ------------       ------------       ------------
Income/(loss) before gain from disposal of
  subsidiary                                                  (225,036)           322,307           (455,247)           751,488

Add:  Gain from disposal of subsidiary                         489,250                 --            489,250                 --
                                                           ------------       ------------       ------------       ------------
Net income                                                     264,214            322,307             34,003            751,488
Comprehensive income - translation adjustment                       --                 --                293             10,128
                                                          ------------       ------------       ------------       ------------
     Comprehensive income                                     264,214            322,307              34,296            761,616
                                                          ============       ============       ============       ============
Weighted average number of common shares outstanding        95,926,164         94,990,999         95,926,164         94,990,999
Basic earnings/(loss) per share                                   *                   *                 *                   .01


* Less than $.01 per share

See accompanying notes to condensed consolidated financial statements

                             KALAN GOLD CORPORATION

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                Nine Months Ended
                                                                   September 30,
                                                           ---------------------------
                                                              2000              1999
                                                           ----------          -------
                                                                $                 $
CASH FLOWS FROM OPERATING ACTIVITIES
         Net cash used in operating activities               (598,656)         (53,644)
                                                           ----------          -------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from disposal of fixed assets                          --           79,881
   Proceeds from disposal of patent                           492,105               --
   Proceeds from disposal of subsidiary                        13,421               --
   Purchase of fixed assets                                  (412,388)              --
                                                           ----------          -------
         Net cash provided by investing activities             93,138           79,881
                                                           ----------          -------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issue of shares of common stock            1,150,000               --
   Payment of obligation under capital leases                 (48,655)         (15,930)
   Repayment of amount due to a company in which a
      director has a financial interest                      (181,396)              --
   Repayment of amount due to a director                     (408,275)          (7,262)
                                                           ----------          -------
         Net cash provided by financing activities            511,674          (23,192)
                                                           ----------          -------

NET INCREASE IN CASH AND CASH EQUIVALENTS                       6,156            3,045
Cash and cash equivalents, beginning of period                  3,959              337
                                                           ----------          -------
Cash and cash equivalents, end of period                       10,115            3,382
                                                           ==========          =======


See accompanying notes to condensed consolidated financial statements

                             KALAN GOLD CORPORATION

          NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Kalan Gold Corporation (the "Company") include the accounts of Animated Electronic Industries Sdn. Bhd. ("AEI") and its Malaysian subsidiary company, Perwimas Telecommunications Sdn. Bhd. ("PTSB"). The results of the Company's subsidiary, Vistel (Malaysia) Sdn Bhd ("VMSB"), is included in the consolidated statement of operations up to the effective date of disposal. All significant intercompany accounts and transactions have been eliminated on consolidation.

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

The following exchange rates of Ringgit Malaysia (RM) into U.S. Dollars (USD) were used in preparing the financial statements.

     January 1, 1999             3.7797         January 1, 2000            3.800
     September 30, 1999          3.8000         September 30, 2000         3.800
     Average 1/1/99-9/30/99      3.7899         Average 1/1/00-9/30/00     3.800

REVENUE RECOGNITION

Revenue represents the net invoiced value of goods sold or fees earned for production of multimedia programs and Intranet and management and consulting services. The Company recognizes revenue from the sales of goods in the period where significant risks and rewards of ownership have been transferred to its customers. The Company recognizes revenue from the provision of services when there is no significant uncertainty regarding the consideration to be received and in the associated costs to be incurred.

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

INCOME TAX

No income tax provision was made for the period as the Company incurred losses from its operation for the nine-month period ended September 30, 2000. For the nine-month period ended September 30, 1999, no provision of income tax was made on any profits earned, following a tax exemption order granted by the Government of Malaysia to all individual and corporate taxpayers for the entire fiscal year 1999.

EARNINGS/(LOSS) PER COMMON SHARE

Net income/(loss) per common share is computed by dividing net income for the period by the weighted average number of shares of common stock outstanding for the period. Diluted earnings/(loss) per common share is the same as basic earnings/(loss) per share.

SALE OF SUBSIDIARY

The Company sold its 51% owned subsidiary, Vistel (Malaysia) Sdn Bhd ("Subsidiary") in the three months ended September 30, 2000 for $13,421. At the date of the sale the Company's portion of the subsidiary's net liabilities over assets was $475,829. As a result of the disposal, the Company recognized a $489,250 gain on disposal of subsidiary in the statement of operations.

GOING CONCERN

The Company is in the process of building a wireless broadband network, "VISIONET", in Malaysia and plans to seek to acquire additional licenses and spectrum rights in other Asian markets. As in the establishment of many other new businesses, there are various risk factors including competition, technology availability and market acceptance risks. The Company requires substantial amounts of capital to establish its business and expects to incur substantial losses over the next few years.

The Company's plan to overcome its financial difficulties and return to going concern status centers on expanding its business in multimedia content production and the roll out of VISIONET. To cope with its expansion in the multimedia content production business, the Company had, since April 2000, sub-contracted production work to contractors to focus on marketing its content production services to gain a larger market share. The Company hopes to commercially launch VISIONET sometime in the first half of 2001 but cannot provide assurance that any target launch date will be met. The Company is currently negotiating with application service providers to host and deliver their content via VISIONET.

The Company believes that sufficient cash will be generated from the following sources to fund its operations for the next twelve months:

- Intensification of efforts to collect overdue receivables. The Company will maintain close contact with its debtors to keep updated on their liquidity status. The debtors will be persuaded to give priority to outstanding debts due to the Company whenever funds are available. Legal action will only be taken as a last resort.

- Advances from director and major shareholder as and when required to finance Kalan's working capital requirements. The Company's President and CEO, Mr. Patrick Lim, who is also the Company's major shareholder, has committed himself to advance funds to the Company for working capital. Such funds have been provided by Mr. Lim since the completion of the reverse acquisition of Kalan by AEI.

-    The Company may consider a private placement of its shares in the future.

The Company may also seek to obtain equipment financing in the future.

With the above plans and barring any unforeseen circumstances, the Management hopes to remove doubt as to Kalan's ability to continue as a going concern.

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

The Company currently provides multimedia content production and the design and development of websites. The Company hopes to be able to provide other broadband multimedia communication services that include the operation of a wireless digital broadband network, VISIONET, and the sale of customer premises equipment which the Company is targeting to commence sometime in the first half of 2001 although there can be no assurance that such target dates will be met.

The Company through its subsidiary, Perwimas Telecommunications Sdn Bhd ("PTSB") is deploying VISIONET in Malaysia and has completed the following milestones in 2000. In the first quarter of 2000, it completed a "link budget" test designed to determine the optimum transmission range under adverse weather conditions and the subscriber capacity per cell. This was followed by a "soft launch" of VISIONET in the second quarter of 2000 by the Minister of Energy, Communications & Multimedia of Malaysia. Following the "soft launch", the Company had received encouraging inquiries from consumers and businesses on the availability of VISIONET services. After further negotiation with equipment vendors and further technical improvement to the transmission method, the Company hopes to commence a limited user trial for VISIONET services sometime in early 2001 to be followed by full commercial launch sometime in the first half of 2001.

During the quarter ended September 30, 2000, the Company had disposed its investments in its 51% owned subsidiary, VMSB, an investment holding company since its inception. The results of VMSB are included in the consolidated statement of operations up to the effective date of disposal.

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2000 TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999

NET SALES

Net sales for the three months ended September 30, 2000 totaled $1,544,808 compared to $467,990 for the three months ended September 30, 1999, an increase of $1,076,818 or 230%. The increase in net sales in the three months ended September 30, 2000 as compared to the three months ended September 30, 1999 was mainly due to an increase in fees earned from the production of multimedia programs.

COST OF SALES

Cost of sales for the three months ended September 30, 2000 totaled $1,514,395, an increase of $1,504,316 or 14,925% from the $10,079 cost of sales for the three months ended September 30, 1999. The increase in the cost of sales was a result of the Company requiring additional external resources in order to fulfill the higher demand for the Company's services.

TOTAL OPERATING EXPENSES

Total operating expenses, which includes sales and marketing, depreciation, general administration, interest and reserve for bad debts were $622,652 for the three months ended September 30, 2000 compared to $47,581 for the three months ended September 30, 1999, an increase of $575,071 or 1,209%. The increase was primarily attributable to an increase in sales and marketing expenses from $2,143 to $30,284, an increase in depreciation from $35,421 to $62,186, an increase in general administration costs from $10,017 to $153,104 and an increase in reserve for bad debts of $373,709. The increase in sales and marketing expenses of $28,141 or 1,313% was mainly due to higher marketing expenses incurred to promote VISIONET. The increase in depreciation of $26,765 or 76% was mainly due to additional communication equipment acquired in the year to build-out VISIONET. The increase in general administration cost of $143,087 or 1,428% was primarily due to higher operating cost arising from the Company's expansion, the "soft launch" of VISIONET and legal fees incurred in connection with the Company's legal proceedings. The Company increased its reserve for bad debts by $373,709 as an allowance resulting from delinquency in payment of its accounts receivable by its customers.

RESERVE FOR BAD DEBTS

During the three months ended September 30, 2000, the Company received total payments of $373,709 from its debtors in respect of receivables written-off in 1999. However, due to the tight liquidity position of its debtors and in view of the high turnover in the three months ended September 30, 2000, the Company did not make any further reversal from the reserve for bad debts. As a result, there was no net increase or decrease in the reserve for bad debts for the three months ended September 30, 2000.

GAIN ON DISPOSAL OF SUBSIDIARY

Gain on disposal of subsidiary relates to the disposal of the Company's 51% owned subsidiary, Vistel (Malaysia) Sdn Bhd, for $13,421. As a result of the disposal, the Company recognized a gain of $489,250 primarily due to elimination of the excess of consolidated liabilities over assets of its subsidiary.

NET INCOME/(LOSS)

The Company recorded net income of $264,214 for the three months ended September 30, 2000 compared to net income of $322,307 for the three months ended September 30, 2000.


COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2000 TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999

NET SALES

Net sales increased from $1,170,746 for the nine months ended September 30, 1999 to $2,335,940 for the nine months ended September 30, 2000, an increase of $1,165,194 or 99.5%. The increase in net sales was mainly due to an increase in fees earned from the production of multimedia programs as a result of performance on contracts that the Company secured during 2000.

COST OF SALES

Cost of sales for the nine months ended September 30, 2000 totaled $2,290,098, an increase of $2,193,170 or 2,263% from the $96,928 recorded for the nine months ended September 30, 1999. The Company had engaged contractors to undertake the production of multimedia content for its clients arising from a higher demand for its services. A lower cost of sales was recorded in the nine month period ending September 30, 1999 as content production services were undertaken in-house. Had the Company continued to undertake in-house production work, the gross profit margin for the current period may have been higher. But, in order to develop a higher market share, the Company decided to outsource the production work.

TOTAL OPERATING EXPENSES

Total operating expenses, which includes sales and marketing, depreciation, general administration and interest, increased from $204,122 for the nine months ended September 30, 1999 to $1,681,759 for the nine months ended September 30, 2000, an increase of $1,477,637 or 724%. The increase was primarily attributable to an increase in sales and marketing expenses of $71,902 or 730% from $9,848 to $81,750, an increase in depreciation of $59,317 or 55.8% from $106,284 to $165,601, an increase in general administration cost of $692,622 or 1,297% from $53,412 to $746,034 and an increase in reserve for bad debts of $671,078. The increase in sales and marketing was mainly attributable to higher marketing expenses incurred to develop the Company's business. The increase in depreciation was due to higher level of fixed assets. The increase in general administration cost was primarily due to higher operating cost arising from the Company's expansion, the "soft launch" of VISIONET and legal fees incurred during the 2000 Second Quarter in connection with the Company's legal proceedings. The Company increased its reserve for bad debts by $671,078 as an allowance resulting from delinquency in payment of its accounts receivable by its customers.

OTHER INCOME

The Company's other income for the nine months ended September 30, 2000 was mainly derived from the gain on disposal of intangible assets of $43,538 and a reversal of $1,114,716 from its reserve for bad debts. The gain on disposal of intangible assets was due to the disposal of a patent for $492,105. The Company reversed $1,114,716 from its reserve for bad debts after receiving payment from its 1999 overdue accounts receivables. The Company's other income for the nine months ended September 30, 1999 was $41,522 derived from the disposal of fixed assets.

RESERVE FOR BAD DEBTS

For the nine months ended September 30, 2000, the Company received a total sum of $1,114,716 from its debtors in respect of receivables written-off in 1999. However, due to the tight liquidity position of its debtors and in view of the high turnover, the Company only made a reversal of $671,078 from the reserve for bad debts, for the nine months ended September 30, 2000.

GAIN ON DISPOSAL OF SUBSIDIARY

Gain on disposal of subsidiary was related to the disposal of the Company's 51% owned subsidiary, Vistel (Malaysia) Sdn Bhd, for cash consideration of $13,421. As a result of the disposal, the Company recognized a gain of $489,250 primarily due to elimination of the excess of consolidated liabilities over assets of its subsidiary resulting from the sale.

NET INCOME

The Company recorded a net income of $34,003 for the nine months ended September 30, 2000 compared to net income of $751,488 for the nine months ended September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2000, the Company had cash and cash equivalents of $10,115 and a net working capital of $775,910. All operations were funded from internally generated funds and working capital advanced by the principal shareholder, director and officer of the Company. These advances bear no interest and have no fixed terms of repayment.

For the nine months ended September 30, 2000, cash used in operating activities of $598,656 was mainly due to higher operating expenses and net increase in accounts receivable of $1,093,738. The increase in accounts receivable was due to increased sales of the Company's services in the quarter ended September 30, 2000.

Net cash received from investing activities of $93,138 was primarily attributable to the proceeds from disposal of a patent and purchase of fixed assets.

Cash provided by financing activities of $511,674 was primarily from the issuance of an aggregate of 2,300,000 shares of common stock in a private placement for cash consideration of $1,150,000 at 50 cents per share. A portion of the proceeds from this private placement was used for repayment of advances made to the Company by Mr. Patrick Lim and LSH Asset Holdings Sdn Bhd up to December 31, 1999. For the period ended September 30, 2000, Mr. Patrick Lim and LSH Asset Holdings Sdn Bhd made net advances of $143,420 and $130,032 respectively for working capital purposes. These advances are unsecured, bear no interest and have no fixed terms of repayment. In addition to internally generated funds and financial support from a director and major shareholder, the Company seeks to raise additional funds from equity or debt financing for its future working capital requirements. The Company has to date incurred $1.2 million, including $395,000 in 2000, in preparing for the roll out of VISIONET. The Company estimates that additional capital expenditure up to $10.0 million will be required for the commercial launch of VISIONET in 2001. The Company may consider a private placement of its shares to finance this capital expenditure. The Company may also seek to obtain equipment financing in the future. There is, however, no assurance that financing will be available or, if available, that it would be offered to the Company on acceptable terms.

Y2K COMPLIANCE

As of the date of this Form 10-QSB, the Company has not experience any Y2K compliance problems and all computer software appears to be functioning properly.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Details of the Company's legal proceedings have been described in the Company's Form 10-QSB for the quarter ended March 31, 2000. There were no further developments with respect to the Company's legal proceedings during the third quarter of 2000.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          27*  Financial Data Schedule

     (b) Reports on Form 8-K:

          On August 15, 2000, the Registrant filed a report on Form 8-K reporting events under item 4 in connection with the resignation of Arthur Andersen and the appointment of CH Yap & Co. as its independent public accountant and under item 5 in connection with the resignation of two directors.

          On November 13, 2000, the Registrant filed a report on Form 8-K reporting an event under item 4 in respect of the resignation of CH Yap & Co. and the appointment of Horwath Gelfond Hochstadt Pangburn, P.C. as its independent public accountant.

                                   SIGNATURES

     In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  KALAN GOLD CORPORATION
                                  (Registrant)

DATE: NOVEMBER 17, 2000           BY: /s/ Patrick Soon-Hock Lim
                                        ---------------------------------------
                                          Patrick Soon-Hock Lim
                                          President & Chief Executive Officer

DATE: NOVEMBER 17, 2000           BY: /s/ Chee Hong Leong
                                        --------------------------------------
                                          Chee Hong Leong
                                          Chief Financial Officer
                                          (Principal Financial Officer and
                                              Principal Accounting Officer)