Form 10KSB
period 2000-12-31
KALAN GOLD CORP
filed 2001-04-16
CIK 940516

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2000
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

                               011 (603) 7956-7026
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

Yes:  X      No:

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [ ]

     Issuer's revenues for its most recent fiscal year: $ 4,193,513

     The aggregate market value of the voting stock of the Company held by non-affiliates as of March 1, 2001 was approximately $4,597,560.

     The number of shares outstanding of the Company's common stock, as of April 4, 2001, was 97,290,999.

     Documents incorporated by reference: None

                                TABLE OF CONTENTS

                                                                                    Page
PART I                                                                              ----
Item 1     Description of Business                                                     3

Item 2     Description of Property                                                     8

Item 3     Legal Proceedings                                                           9

Item 4     Submission of Matters to a Vote of Security Holders                        10


PART II

Item 5     Market for Common Equity and Related Stockholder Matters                   11

Item 6     Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                      12

Item 7     Financial Statements                                                       15

Item 8     Changes In and Disagreements with Accountants on Accounting and
           Financial Disclosure                                                       16


PART III

Item 9     Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act                          17

Item 10    Executive Compensation                                                     18

Item 11    Security Ownership of Certain Beneficial Owners and Management             20

Item 12    Certain Relationships and Related Transactions                             20

Item 13    Exhibits and Reports on Form 8-K                                           22


     THIS ANNUAL REPORT CONTAINS "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. ANY STATEMENTS CONTAINED HEREIN THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE FOREGOING, THE WORDS "BELIEVES," "MAY", "SHOULD", "ANTICIPATES," "ESTIMATES", "EXPECTS," "FUTURE", "INTENDS", "HOPES", "PLANS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THE FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE AND ACHIEVEMENTS OF KALAN GOLD CORPORATION TO DIFFER MATERIALLY FROM THOSE INDICATED BY THE FORWARD-LOOKING STATEMENTS, INCLUDING THE OTHER FACTORS SET FORTH IN "ITEM 1 - RISK FACTORS."

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

HISTORICAL DEVELOPMENT

     Kalan Gold Corporation (the "Company") is a Colorado corporation. The principal business address of the Company is Suite 11.02, 11th Floor, Menara Merais, No. 1, Jalan 19/3, 46300 Petaling Jaya Selangor, Malaysia. The Company was originally incorporated on September 19, 1985 as a gas exploration company under the name Knight Natural Gas, Inc. The Company's name was changed to "Kalan Gold Corporation" in November 1996. The Company has two subsidiaries: Animated Electronic Industries Sdn Bhd ("AEI") and Perwimas Telecommunications Sdn Bhd ("PTSB").

     On April 20, 1999, the Company acquired 100% of the issued and outstanding common stock of Animated Electronic Industries Sdn Bhd, a private company organized under the laws of Malaysia ("AEI"). Under the terms of the acquisition, the Company was required to divest all of the assets and liabilities of the Company. The acquisition was accomplished through a reverse merger whereby the Company merged with and into AEI and AEI became a wholly owned subsidiary of the Company (the "Reverse Acquisition").

     AEI was incorporated in October 1988 under the Malaysian Companies Act of 1965 (the "Malaysian Companies Act"). AEI is involved in the design, development and production of multimedia content; provision of consulting services for website development, network engineering and project management in IT related projects.

     PTSB, a 86%-owned subsidiary of AEI, was incorporated in January 1993 under the Malaysian Companies Act. PTSB was granted a 10-year Wireless Video Communication Network license from the Malaysian Ministry of Energy Communications & Multimedia to operate a national wireless broadband communication network in Malaysia. The license is described in Part I of this report under "Regulations".

     In September 2000, the Company disposed its subsidiary, Vistel (Malaysia) Sdn Bhd, an investment holding company since its inception.

     As of December 31, 2000, the Company had a total of 97,290,999 shares of common stock issued and outstanding. The Company has not been subject to any bankruptcy, receivership or similar proceeding.

BUSINESS

         The Company is a facilities-based and network service provider of wireless broadband applications and services in Malaysia. The Company hopes to position itself as a leader in the production and delivery of interactive multimedia content in Asia, particularly in the field of education and information services.

         In 2000, the Company was primarily involved in the design, development and production of interactive multimedia websites and content. Presently, the Company is in the process of building a wireless broadband network, "VISIONET", in Malaysia and the Company plans to seek to acquire additional broadband licenses and spectrum rights in other markets in Asia. In an effort to provide flexibility and to reduce the Company's operating costs, VISIONET will be deployed using a combination of the Local Multipoint Distribution Service ("LMDS") in the 24.0 - 29.0 GHz frequency range and fixed wireless access ("FWA") in the 3.5 GHz range. LMDS is a point-to-multipoint broadband communications technology. It uses the super-high "millimeter" portion of the airwaves for integrated communications services. Due to the relatively large bandwidth of the LMDS signal, LMDS systems have the capacity to provide interactive voice, video and data services.

         The Company is a member of the Local Multipoint Communications Service (LMCS) & FWA Framework Committee that was established by the Communications & Multimedia Commission of Malaysia which responsibilities include recommending frequency band plans for implementation in Malaysia. Following the Committee's recommendation, the Communications & Multimedia Commission has adopted a new band plan for spectrum allocation and the Company has complied to a request to surrender its existing assigned frequencies in exchange for new frequencies within the 24.0 - 29.0 GHz band. In February 2001, the Company was granted experimental frequencies to conduct field trials in the 3.5 GHz band.

         The Company plans to offer a broad array of multimedia content developed by the Company and third parties for the subscribers in Malaysia and beyond. Such multimedia content will be hosted at the Company's portal, www.visionetwork.com.

      In November 2000, PTSB entered into a strategic alliance with MIMOS Berhad, Malaysia's pioneer Internet Service Provider (ISP). MIMOS provides Internet access under the brand name, JARING. It owns a 2.5 Gbps capacity fiber trunk that links major towns and cities in Peninsular Malaysia. Under the agreement, VISIONET will provide the last mile wireless connection to subscribers who require broadband Internet access while JARING will provide the Internet gateway for VISIONET's subscribers. The Company believes that this alliance will help to provide a comprehensive coverage when VISIONET rolls out its service in Malaysia.

     The Company intends to rapidly build out its network to obtain a "first-to-market" advantage as well as reduce its deployment costs by integrating its network with JARING in areas of market demand for high speed Internet access and broadband services. The Company hopes to exploit this advantage by delivering a broad range of services including high-speed Internet access and other content-rich applications.

     In the long term, the Company intends to enter into strategic alliances with other Malaysian ISPs, competitive local exchange carriers (CLECs) and international carriers to provide a fully integrated communications service to local and overseas customers.

     The Company has appointed marketing agents to promote VISIONET broadband services to developers and owners of multi-tenanted commercial and residential properties in Kuala Lumpur and Petaling Jaya, commonly known as the Klang Valley.

SERVICES

     The Company hopes that its broadband network will allow the Company to offer the following wireless communications and information services:

     -   high speed Internet access
     -   local mobile Internet access
     -   virtual private networks
     -   wide area networks
     -   voice over IP
     -   video-conferencing over IP
     -   remote video surveillance
     -   production, hosting and distribution of multimedia content
     -   training and adult education programs
     -   interactive online games

VISIONET - THE BROADBAND NETWORK

     The Company expects to focus on deploying its network infrastructure for its wireless digital broadband network in the Central Region of Malaysia where the country's capital, Kuala Lumpur, is located.

     The Company intends to utilize a combination of the FWA and LMDS technologies to provide a cost effective and fast deployment of its network.

     The Company has successfully completed a "link budget" test in the first quarter of 2000. The test was designed to determine the optimum transmission range under adverse weather conditions and the subscriber capacity per cell. The test results will form the basis for the proposed implementation of VISIONET to cover the Central Region of Malaysia, popularly known as the Klang Valley, where Kuala Lumpur and the Multimedia Super Corridor (the "MSC") are located. The Company hopes to commence a full commercial launch of its network sometime in the second half of 2001 although there can be no assurance that such target dates will be met.

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

THE COMPANY EXPECTS TO INCUR NET LOSSES FOR THE EXTENDED FUTURE.

      The Company recorded operating losses and negative operating cash flows in each of the past three reporting periods and at December 31, 2000, had an accumulated deficit of approximately $1.2 million. These losses and negative operating cash flows are attributable to the start-up costs and expenses incurred in connection with the commercial rollout of VISIONET. The Company's ability to stem its losses and achieve profitability is dependent on many factors including:

     - the Company's ability to execute its business plans over an extended period of time;
     -   the general state of the communications markets;
     -   competition in the Company's target markets;
     -   the success of competing technologies; and
     -   the general state of the financial markets.

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

THE FAILURE OF THIRD PARTIES WITH WHOM THE COMPANY DOES BUSINESS TO MEET THE COMPANY'S REQUIREMENTS COULD ADVERSELY AFFECT THE COMPANY'S BUSINESS.

     The Company's business plan and operations rely on the Company's ability to obtain services provided by other third party providers. For example, the Company relies on a third party provider for Internet connection and international gateway. The failure of one or more of these companies to meet the Company's needs could adversely affect the Company's business and results of operations. Some of these companies may also be the Company's competitors and, accordingly, in the future, they may be unwilling to provide the Company with the services it requires. These companies may also decide to dedicate their resources and networks to other communications companies or to facilitate their own growth and, as a result, elect to scale back or terminate the services they provide to the Company. The failure of any of these third parties to perform could prevent or delay the creation and implementation of the Company's VISIONET network, limit the types of services the Company can provide to its customers and potential customers and adversely impact the Company's relationship with its customers. Any of these occurrences could have an adverse effect on the Company's business, results of operations and financial condition.

DEPENDENCE UPON LIMITED SUPPLIERS OF FIXED WIRELESS ACCESS EQUIPMENT.

     Currently, there are only a few Fixed Wireless Access equipment suppliers that produce network infrastructure and customer premises equipment. The Company may be unable to obtain fixed wireless access equipment at a cost-effective price. In addition, the Company may not be able to obtain reasonable alternatives to fixed wireless access equipment. Changing technologies may also result in lack of proper equipment support by manufacturers. A delay in obtaining necessary equipment and/or unreasonably high equipment prices would negatively impact the Company's ability to implement its business plan and provide its service to subscribers. Higher equipment prices would adversely affect the Company's operating results and could damage future marketing efforts.

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

THE MARKETS IN WHICH THE COMPANY OPERATES ARE VERY COMPETITIVE AND INCREASED COMPETITION COULD ADVERSELY AFFECT THE COMPANY.

     The market for high-speed Internet access and related broadband services is highly competitive. The Company expects to encounter competition for its high-speed Internet access and broadband services from domestic Internet Service Providers, often referred to as ISPs. Currently, there are 7 ISPs in Malaysia and these include MIMOS, Telekom Malaysia, Maxis Communications, Celcom, Time Dotcom and Digi Telecommunications. These ISPs are able to offer high-speed Internet access utilizing Digital Subscriber Line (DSL) technology, which increases the effective capacity of copper telephone cables. Many of the competing ISPs have, or can be expected to have greater financial, marketing and other resources than the Company. No assurance can be given that we will be able to compete successfully with these entities.

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

     Under Malaysian law, PTSB has the option of registering its existing wireless broadband license under Act 588 or maintaining the terms of the license under the repealed Act. The Company believes that it would be more advantageous to register its license under the new Act, and has on March 3, 2000 registered with the CMC its intention to migrate to the new Act. The license was granted for an initial period of 10 years commencing May 28, 1997.

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

RESEARCH & DEVELOPMENT COSTS

     In the last two fiscal years, the Company has not spent any funds on research and development activities.

ENVIRONMENTAL LAWS

     To date, the Company has not incurred any material costs for compliance with any prevailing environmental laws of Malaysia or the United States.

PATENTS AND TRADEMARKS

     The Company has no patent. The Company's subsidiary, PTSB, has registered the name "VISIONET" as its service tradename and trademark with the Malaysian Registry of Trade Marks and Patents. No other intellectual property registration is pending.

EMPLOYEES

     At December 31, 2000, the Company had 12 employees. In an effort to reduce its operating costs, the Company has outsourced its labor intensive content production works to third parties. However, the Company plans to recruit additional employees to prepare for the full commercial launch of VISIONET in 2001.

ITEM 2. DESCRIPTION OF PROPERTIES.

     The Company's present headquarters is located at Suite 11.02, Menara Merais, No. 1 Jalan 19/3 46300 Petaling Jaya Selangor, Malaysia. This office space is leased from an unaffiliated party. The Company has also leased another office in Petaling Jaya for content production, engineering and warehouse space from an unaffiliated party.

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

      On November 20, 2000, the Wagner defendants filed a motion for expedited relief asking the Arapahoe County District Court to remove the stop transfer order. On February 5, 2001, at the end of the hearing, the court declined to afford the Wagner defendants that relief. As a result, the Company has kept the stop transfer orders in place.

     The Company intends to prosecute the case vigorously and believes it has meritorious claims and defenses. The Company has set aside $150,000 as a contingency for its liability to the Wagner defendants. The Company can give no assurances concerning the outcome of the dispute, but believes that the outcome of this litigation will not have a material adverse effect on the Company's business and results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company did not submit any matter to a vote of the Company's security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Since January 1997, the Company's securities have traded on the over-the-counter (OTC) "Bulletin Board" market under the symbol "KNGC". Prior to this, the Company's securities had never been listed for trading on any market.

     The table below sets forth the range of high and low bid quotations of the Company's common stock as publicly reported by Marketguide during the Company's 2000 fiscal year. The following bid price market quotations represent prices between dealers and do not include retail markup, markdown, or commissions; hence, they may not represent actual transactions.


Fiscal Year 2001      High         Low
                      -----       -----
First Quarter         $0.22       $0.04


Fiscal Year 2000      High         Low
                      ------      -----
First Quarter         $1.56       $0.23
Second Quarter        $1.28       $0.28
Third Quarter         $0.50       $0.19
Fourth Quarter        $0.30       $0.07


Fiscal Year 1999      High         Low
                      -----       -----
First Quarter         $1.25       $0.38
Second Quarter        $2.25       $0.38
Third Quarter         $1.69       $0.31
Fourth Quarter        $0.56       $0.19


     As of March 30, 2001, 97,290,999 shares of the Company's common stock were outstanding and the number of holders of record of the Company's common stock at that date was approximately 114. However, the Company estimates that it has a significantly greater number of shareholders because a substantial number of the Company's shares are held in "street names" by the Company's market makers. On April 4, 2001, the closing trade price for the Company's common stock was $0.04 per share.

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

RECENT SALE OF UNREGISTERED SECURITIES

     The following securities that were not registered under the Securities Act of 1933, as amended, have been issued or sold by the Company during the past three years:

(i) In October 1998, the Company issued a total of 2,300,000 shares of its common stock to the following parties in exchange for four licenses to gold properties in the African country of Burkina Faso:

         Ovorvi Overseas Corporation                  1,300,000*
         Great Western Finance Inc                    1,000,000*

     *These shares have been returned and were cancelled in April 1999, prior to the Reverse Acquisition.

(ii) In October 1998, the Company issued 700,000 shares of its restricted common stock to Michael Raisch, who was at the time the Company's Treasurer and a Director, and Orovi Corporation, a company controlled by Sanford Altberger, who was at the time the Company's President and a Director, in exchange for forgiveness of debt as follows:

         Orovi Corporation                   465,000
         Michael Raisch                      235,000
                                             -------
                                             700,000
                                             =======

(iii) On April 20, 1999, the Company issued an aggregate of 83,320,000 shares of common stock to stockholders of AEI and 3,680,000 shares of common stock to its financial advisor and former legal counsel in connection with the Reverse Acquisition.

(iv) On February 24, 2000, the Company issued an aggregate of 2,300,000 shares of common stock to Mr. Wan Malek Ibrahim in a private placement for cash consideration of $1,150,000 at 50 cents per share.

(v) In December 2000, the Company had granted options to its directors and certain employees of the Company for 912,000 shares of common stock at $0.085 per share. The options are exercisable by the optionee only while the optionee is a director or employee of the Company and for certain limited time thereafter in the event of termination of employment. All of the options have a maximum term of 5 years, subject to earlier termination in the event of optionee's cessation of service with the Company.

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

     Such factors include, among others, the following: revocation of the Company's license, ability to successfully implement its business plans, market acceptance of fixed wireless broadband services, ability to obtain services provided by other communications companies, limited suppliers of FWA equipment, failure to obtain roof access, the ability of the Company to raise capital on a timely basis, the Company's business is subject to existing and future government regulations, failure to retain qualified personnel, competitive pressures and potentially adverse tax and cash flow consequences resulting from operating in multiple countries with different laws and regulations, ability to maintain profitability in the future and general economic and business conditions in Malaysia. The Company does not undertake to update, revise or correct any forward-looking statements.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERVIEW

      During 2000, the Company achieved revenues of $4,193,513 compared to $704,840 in 1999. These revenues were derived from the design, development and production of interactive multimedia websites and content. Net loss for the year ended December 31, 2000, was $254,219, compared to the year ended December 31, 1999 net loss of $508,151. The net loss in 2000 included a $489,251 gain on the sale of a subsidiary and recognition of deferred gain of $416,411 related to the sale of assets to a related company in 1998, which receivables were collected in 2000. The loss per share of common stock was $0.00 in year ended December 31, 2000 compared to $0.01 in year ended December 31, 1999.

      The independent auditors' report on the Company's consolidated financial statements as of December 31, 2000, and for each of the years in the two-year period ended December 31, 2000 includes a "going concern" paragraph that describes substantial doubt about the Company's ability to continue as a going concern. (See Note 1 to the consolidated Financial Statements).

      At year end 2000, the Company had total current assets of $930,448, furniture and equipment of $1,869,418 and net tangible assets of $1,727,217. The Company's shareholders' equity at year end 2000 was $2,316,155. During 2000, the company completed a "link budget" test designed to determine the optimum transmission range under adverse weather conditions and the subscriber capacity per cell. The Company also conducted various feasibility studies to determine the most suitable customer premises equipment and in-building distribution for single and multi-tenanted buildings. After further negotiation with equipment vendors and further technical improvement on the cell configuration, the Company hopes to commence a limited commercial trial for VISIONET services sometime in Q2 2001 to be followed by full commercial launch sometime in the second half of 2001.

      The Company strives to continue to serve the broadband multimedia industry in all of its form, reaching a clearer mission, better defined business and technical model, better market focus, and a more complete management team in place compared to the year ended December 31, 1999.

RESULTS OF OPERATIONS

      The following discussion and analysis of our financial condition and results of operation should be read in conjunction with the condensed consolidated financial statements and notes.

     The following table sets forth certain operating data for Kalan Gold and subsidiaries for the periods as indicated below.


                                                     Year Ended December 31,
                                               ---------------------------------
                                                   2000                1999
                                               --------------     --------------
Revenues                                       $   4,193,513      $     704,840
Gross Profit                                         571,717            690,328
Sales and Marketing                                   86,542             16,985
General and administrative                         1,637,247          1,025,496
Net Loss                                            (254,219)          (508,151)

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999.

     Total revenue increased by $3,488,673, or 495%, to $4,193,513 for the year ended December 31, 2000, as compared to $704,840 for the year ended December 31, 1999. In the year ended December 31, 2000, $504,941 or 12% of the total revenue was received from related parties for work done in 1999. The increase in 2000 is due to increase in fees earned from the production of multimedia programs. In tandem with Malaysia's economic improvement during 2000, the Company had managed to market its services in the development and production of multimedia content to companies seeking to establish interactive multimedia websites and/or multimedia content for their websites. As a result of the Company's aggressive effort in securing more customers for its services, no single customer accounted for more than 10% of total revenue in 2000.

Gross Profit

      Gross profit decreased to $571,717 for the year ended December 31, 2000, compared to $690,328 in the year ended December 31, 1999, a decrease of $118,611 or 17%. The decrease in gross profit was due to higher cost of revenues incurred in 2000. Cost of revenues increased by $3,607,284, or 24,857%, to $3,621,796 in 2000 from $14,512 in 1999. This increase was a result of the Company requiring additional external resources in order to fulfill the higher demand for the Company's services. The outsourcing of content production work enabled the Company to develop a team of contractors that will assist the Company in producing multimedia content and applications that are crucial to its future business operation. In 1999, the Company utilized its existing manpower and facilities for the development and production of multimedia content and expenses related to cost of production were not segregated from general and administrative expenses.

Sales and marketing expenses

      Sales and marketing expenses increased by $69,557, or 410%, to $86,542 for the year ended December 31, 2000 from $16,985 for the year ended December 31, 1999. This increase was primarily due to higher marketing expenses incurred to promote VISIONET and higher expenses on promotion to promote the Company's business of developing and producing multimedia programs and provision of design and consulting services for interactive website development. Advertising and promotion costs, which were approximately $47,229, accounted for 55% of sales and marketing expenses in 2000. In 1999, sales and marketing expenses consisted of only advertising and promotion costs.

General and administrative expenses

      General and administrative expenses increased by $381,751 or 40% to $1,337,247 for the year ended December 31, 2000, as compared to $955,496 for the year ended December 31, 1999. Out of the total for the year ended December 31, 2000, nearly 34% was attributable to allowance for doubtful receivables. Another 21% was due to legal fees and 17% was for depreciation of tangible assets. Approximately 28% was for employees payroll, rental, utilities, general office supplies, communications, corporate insurance and fees for professional and auditing services. In the year ended December 31, 1999, nearly 40% was attributable to allowance for doubtful receivables, 23% was for legal fees and 15% for depreciation of tangible assets. The remaining 22% was for employees payroll, rental, utilities, general office supplies, communications, corporate insurance and fees for professional and auditing services.

      The Company also incurred management fees totaling $300,000 and $70,000, respectively, for years ended December 31, 2000 and 1999, payable to a company in which Mr. Patrick Lim, the President and Chief Executive Officer of the Company, has a financial interest. The management fee was charged on the basis of time spent for the administration and management services provided to the Company.

Gain on disposal of assets - related parties

      For the year ended December 31, 2000, the Company recognized a deferred gain on disposal of assets of $416,411. The gain was deferred from 1998 when the company sold a patent to a related party for $421,521, where the consideration received consists of account receivable. The gain was recognized in 2000 after the Company received full payment from the related party.

Gain on disposal of subsidiary

      In September 2000, the Company sold its 51% equity interest in Vistel (Malaysia) Sdn Bhd for a receivable of $13,418. At the date of the sale, the Company's portion of the subsidiary's net liabilities over assets was $475,833. As a result of the sale, the Company recognized a $489,251 gain on disposal of subsidiary.

LIQUIDITY AND CAPITAL RESOURCES

     As of the end of the reporting period, the Company had cash of $4,071. All operations were funded from internally generated funds and working capital advanced from time to time by the principal shareholder, director and officer of the Company. These advances bear no interest and have no fixed terms of repayment.

     As of December 31, 2000, the Company owed Mr. Lim, the Chief Executive Officer, President and a Director of the Company, $120,421 for short-term cash advances made to the subsidiary of the Company for working capital purposes from time to time. Additionally, as at December 31, 2000 the amount owing to a company in which Mr. Lim has a financial interest amounted to $145,929. This amount was for short-term cash advances made to the Company and its subsidiaries for working capital purposes from time to time and for management fees. These amounts are unsecured, bear no interest and have no fixed terms of repayment.

     For the year ended December 31, 2000, net cash used in operating activities was $509,171, mainly due to higher operating costs. For the year ended December 31, 1999, net cash used in operating activities was $38,720, mainly due to the purchase of communications equipment during the fourth quarter of 1999 amounting to $1,226,961 from a related party as settlement for amount due to the Company.

     Cash used in investing activities of $650,270 in 2000 was mainly due to acquisition of communications equipment for the rollout of VISIONET and increased investment in PTSB.

      Cash provided by financing activities of $1,159,265 was primarily from the issuance of an aggregate of 2,300,000 shares of common stock in a private placement for cash consideration of $1,150,000 at 50 cents per share.

      The Company requires about $5.0 million for working capital in 2001 in connection with the build-out of network infrastructure to support the rollout and operation of VISIONET. Although the Company has not committed to any capital expenditures, nor has the Company's Board of Directors approved any capital expenditures, the Company believes that investment in infrastructure is a necessary and logical step towards the Company's plan to deploy its wireless network.

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

-    The Company may consider a private placement of its shares.

-     The Company may also seek to obtain equipment financing.

     In addition to internally generated funds and financial support from a director and major shareholder, the Company seeks to raise additional funds from equity or debt financing for its future working capital requirements. The Company has to date acquired assets of approximately $1.2 million, including asset purchases of approximately $395,000 in 2000, in preparing for the roll out of VISIONET. The Company estimates that additional capital expenditure up to $10.0 million will be required for the commercial launch of VISIONET in 2001. There is, however, no assurance that financing will be available or, if available, that it would be offered to the Company on acceptable terms. The Company will continuously evaluate its financing requirements and may decide to consider alternative modes of financing.

     No dividends on the common stock were paid by the Company for the two years reported herein.

ITEM 7. FINANCIAL STATEMENTS

         The audited financial statements of the Company being furnished in response to this Item are contained in a separate section of this Report following the signature page.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no disagreements on accounting and financial disclosures with the Company's present independent accountants, Horwath Gelfond Hochstadt Pangburn, P.C., during the reporting period.

     On August 11, 2000, Arthur Andersen & Co, the Company's independent public accountants for the Company's last fiscal year ended December 31, 1999 and the first quarter of 2000 resigned. On August 11, 2000, the Company engaged the accounting firm of CH Yap & Co as the Company's independent public accountants to replace the firm of Arthur Andersen & Co. This change of independent accountants was approved by the Board of Directors of the Company.

       Arthur Andersen & Co's report dated June 28, 2000 on the Company's financial statements for the year ended December 31, 1999 did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles, except that its report included a paragraph relating to the Company's ability to continue as a going concern. There were no disagreements with Arthur Andersen & Co. during such fiscal year or the subsequent interim period on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, to the extent not resolved to the satisfaction of Arthur Andersen & Co., would have caused that firm to make reference in connection with its reports to the subject matter of the disagreement or any reportable event. At the conclusion of its audit of the Company's financial statements for the year ended December 31, 1999, Arthur Andersen & Co. provided a letter to the Company that described a material weakness in the Company's internal control structure. Specifically, Arthur Andersen & Co. recommended that the Company acquire additional expertise with respect to generally accepted accounting principles in the United States and the reporting requirements of the United States Securities and Exchange Commission. Arthur Andersen & Co. further informed the Company that this matter was considered by Arthur Andersen & Co. during its audit and it does not modify the opinion expressed in Arthur Andersen & Co.'s auditor's reports dated May 15, 2000 and June 28, 2000. There were no other reportable events.

     The Company is in the process of reviewing its policies and procedures over accounting and reporting with a view to addressing the concerns raised by Arthur Andersen & Co. The Company requested that Arthur Andersen & Co. furnish it with a letter addressed to the Commission stating whether it agreed with the above statement. A copy of such letter, dated August 15, 2000, was filed as Exhibit 16 to the Form 8-K dated August 15, 2000, as filed with the Commission on August 15, 2000. The Company also provided CH Yap & Co. with a copy of this report prior to its filing with the Commission. CH Yap & Co had no additional information or comments to address to the Commission.

      On November 6. 2000, CH Yap & Co, the Company's independent accountants for the second quarter of 2000, resigned. CH Yap & Co did not deliver an accountant's report to the Company during the period they served as the Company's independent accountants.

      On November 8, 2000, the Company engaged the accounting firm of Horwath Gelfond Hochstadt Pangburn, P.C. as the Company's independent accountants to audit the Company's financial statements for the fiscal year ending December 31, 2000, as well as future financial statements, and to review the Company's quarterly financial statements. This change of independent accountants was approved by the Board of Directors of the Company. There were no disagreements with CH Yap & Co. during the interim period on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement if not resolved to the satisfaction of CH Yap & Co. would have caused that firm to make reference in connection with its reports, to the subject matter of the disagreement or any reportable event. The Company requested that CH Yap & Co. furnish it with a letter addressed to the Commission stating whether it agreed with the above statements. A copy of such letter dated November 6, 2000, was filed as
Exhibit 16 to the Form 8-K dated November 6, 2000, as filed with the Commission on November 13, 2000. The Company also provided Horwath Gelfond Hochstadt Pangburn P.C. with a copy of the Form 8-K dated November 6, 2000, prior to its filing with the Commission. Horwath Gelfond Hochstadt Pangburn, P.C. had no additional information or comments to address to the Commission.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The Directors and Executive Officers of the Company, and their respective ages and positions held in the Company, as of March 31, 2001 are as follows:-


     NAME                                           AGE         POSITION HELD
     ------                                         ----        -------------------
     Wan Abdul Razak bin Muda                        64         Chairman and Director

     Patrick Soon-Hock Lim                           51         President, Chief Executive Officer and Director

     Valerie Hoi-Fah Looi                            42         Secretary and Director

     Chee-Hong, Leong                                35         Chief Financial Officer/Treasurer


--------------
(1) The directors of the Company will serve in such capacity until the next annual meeting of the Company's shareholders or until their successors have been elected and qualified. The officers serve at the discretion of the Company's Directors. There are no family relationships among the Company's officers and directors, nor are there any arrangements or understandings between any of the directors or officers of the Company or any other person pursuant to which any officer or director was or is to be selected as an officer or director.

         MR. WAN ABDUL RAZAK BIN MUDA, 64, has served as the Chairman of the Board of the Company since April 1999. In addition, Mr. Muda has been the Chairman of the Board of AEI and PTSB since February 1993. Since 1992, he has been the Chairman and Director of Tiong Nam Transport Holdings Bhd, a Malaysian public land cargo transportation and warehousing company. Prior to joining Tiong Nam Transport Holding Bhd, Mr. Muda had served in the Malaysian Police Force for 34 years. He joined the Malaysian Police Force as a police cadet after completing senior high school. As part of his training, he attended numerous courses conducted by the Royal Malaysian Police Training College and rose from the rank and file to his last position as the Chief Police Officer of the state of Terengganu, Malaysia.

         MR. PATRICK SOON-HOCK LIM, 51, has served as President and Chief Executive Officer of the Company, positions he has held since April 1999. Mr. Lim has been the Managing Director at AEI since 1988 and has been involved in the multimedia industry for the past 11 years. Mr. Lim earned his Masters of Science from Reading University, United Kingdom in 1974.

         MS. VALERIE HOI-FAH LOOI, 42, has served as the Corporate Secretary of the Company since April 1999 and, in such position, she is responsible for corporate affairs and human resources of Kalan and AEI. Ms. Looi has also served as the Senior Vice President, Corporate Affairs at AEI, a position she has held since joining AEI in 1990. She has over 10 years of experience in corporate affairs. Ms. Looi received her Diploma in Management from the Malaysian Institute of Management, Malaysia.

         MR. CHEE-HONG LEONG, 35, has served as the Chief Financial Officer and Treasurer of the Company since February 2000. He is a Fellow of Association of Chartered Certified Accountants, United Kingdom. Mr. Leong is responsible for the financial and administrative functions of the Company. Mr. Leong was the Assistant Accounts Manager at Industrial Concrete Products from April 1994 to December 1999. Mr. Leong earned his Bachelor of Arts in Accounting at Ulster University in Northern Ireland in 1989 and qualified as a Chartered Certified Accountant with the Association of Chartered Certified Accountants in 1994.

     The Company does not pay fees to members of the board of directors and presently has no plans to pay directors' fees. Presently, Mr. Muda is the only Outside Director of the Company.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934.

     Section 16(a) of the Securities Exchange Act of 1934, as amended, (the "34 Act"), requires the Company's officers and directors and persons who own beneficially more than ten percent of the Company's Common Stock to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Based solely on a review of copies of the
Section 16(a) reports furnished to the Company and written representations by certain reporting persons, the Company believes that all of the Company's officers and directors, and all persons owning more than ten percent of the Company's Common Stock have filed the subject reports, if required, on a timely basis during and with respect to the fiscal year ended December 31, 2000, except that Mr. Patrick Soon-Hock Lim filed in November 2000 Form 4 required to have been filed in October 2000.

ITEM 10. EXECUTIVE COMPENSATION.

     The following table sets forth certain information concerning the compensation earned by the Company's Chief Executive Officer and other executive officers who were serving as executive officers at the end of the last completed fiscal year and whose salary and bonus aggregated in excess of $100,000. No other compensation not covered in the following table was paid or distributed by the Company to such persons during the period covered. Employee Directors receive no additional compensation for service on the Board of Directors of the Company. Outside Directors received no compensation from the Company as such during this period, except as indicated below.

         In December 2000, the Company granted stock options to directors and officers of the Company. Mr. Lim, the current President and Director, has an option for 500,000 common shares at $0.085 until December 5, 2005. Mr. Muda, the current Chairman and Director has an option for 100,000 common shares at $0.085 until December 5, 2005. Miss Looi, the current Secretary and Director, has an option for 120,000 common shares at $0.085 until December 5, 2005. Mr. Leong, the current Chief Financial Officer and Treasurer, has an option for 78,000 common shares at $0.085 until December 5, 2005. The closing price of the common stock on December 6, 2000 was $0.075. As of the date hereof, none of these options have been exercised.

     The Company has no other retirement, pension, profit sharing, stock option, insurance or other similar programs. There were no long-term compensation plans, awards, options nor any other compensation offered by the Company.

                           SUMMARY COMPENSATION TABLE


NAME AND PRINCIPAL POSITION                 YEAR        ANNUAL
---------------------------                 ----      COMPENSATION
                                                     --------------
                                                     SALARY            BONUS
                                                     ------            -----
Patrick Soon-Hock Lim                       2000      -
President, Chief Executive                  1999      $7,895 (1)
Officer and Director                        1998      Not applicable


(1) Amounts received in 1999 represent director's fee from AEI for the year ended December 31, 1999.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following sets forth the number of shares of the Company's common stock beneficially owned by (i) each person who, as of March 30, 2001, was known by the Company to own beneficially more than five percent (5%) of its common stock; (ii) each of the Directors and Executive Officers of the Company and (iii) the Directors and Executive Officers of the Company as a group. As of March 30, 2001, there were 97,290,999 common shares issued and outstanding.


NAME AND ADDRESS                          NUMBER OF SHARES OF             PERCENT OF
OF BENEFICIAL OWNER(1)                    BENEFICIAL OWNER (2)                CLASS
---------------------------------------------------------------------------------------------
Patrick Soon-Hock Lim                       50,495,000 (3)                    51.90

Wan Abdul Razak bin Muda                       300,000 (4)                       *

Valerie Hoi-Fah Looi                         4,700,000                         4.83

Chee-Hong Leong                                    -                             -
                                            --------------                 --------------
All Officers and Directors as
a Group (4 persons)                         55,495,000                        56.73
                                            ==============                 ==============


* Less than 1%.

(1) The address for each beneficial owner is c/o Kalan Gold Corporation, Suite 11.02, Menara Merais, No. 1 Jalan 19/3, 46300 Petaling Jaya, Selangor, Malaysia.

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


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During the year ended December 31, 2000, the Company had related transactions with the following parties:

LSH ASSET HOLDINGS SDN BHD ("LSH"):

LSH is a company wholly owned by the Company's Chief Executive Officer and his wife. During the year ended December 31, 2000 and 1999, LSH billed the Company $300,000 and $70,000, respectively, for management fees. LSH also made short term advances to the Company from time to time for working capital purposes. As of December 31, 2000, the amount due to LSH was $145,929. This amount is unsecured, bears no interest, and has no fixed terms of repayment and is recorded in the financial statements as "Amount due to an affiliated company".

VISIONEWS ASIA SDN BHD ("VASB"):

During the year ended December 31, 2000, the Company received $21,027 from VASB for an administration fee and sub-letting a portion of the Company's premises to VASB. The Company also received $5,288 from VASB in respect of revenue deferred from 1999. As of December 31, 2000, $81,560 of receivables from 1999 was not recognized as revenue due to the uncertainty of collection. During the year ended December 31, 1999, the Company received from VASB revenue of $151,948 and $32,491 for an administration fee and sub-letting a portion of the Company's premises to VASB. Additionally, the Company purchased communications equipment of $1,226,961 from VASB in 1999. The terms of repayment for the amount due from VASB is similar to terms accorded to the Company's other existing customers. The Company's chief executive officer is a director of VASB and owns a 40% equity interest in VASB. A director of PTSB, is also a director of VASB and owns a 20% equity interest in VASB.

SYNERVEST SDN BHD ("SSB"):

As of December 31, 2000, $92,105 of receivable from 1999 was not recognized as revenue due to the uncertainty of collection. During the year ended December 31, 1999, the Company received from SSB, revenue of $105,792 and an administration fee of $23,748. The terms of repayment for the amount due from SSB are similar to terms accorded to the Company's other existing customers. The Company also acquired a patent for digital image display technology from SSB in 1999, for an aggregate purchase price of $448,567 as consideration for settlement of an amount owed to the Company by SSB. In May 2000 the Company sold this patent to a third party for cash of $492,105. A director of PTSB is a director of SSB and holds a 60% equity interest in SSB.

As of December 31, 2000, long-term receivable, related parties, consisted of an overdue amount of $789,474 from SSB. This amount primarily arose in the year ended December 31, 1998 when the Company sold to SSB assets used in the operations of a subsidiary. These assets, comprising analog video hardware and peripherals and a patent for image display, were sold to SSB for a total sum of $1,661,175. Due to the uncertainty of collection of the related receivable, the gain has been deferred and will be recognized only after all costs have been recovered. During the year ended December 31, 2000, the Company received payment of $601,533 and recognized a gain on sale of assets of $416,411. The deferred gain on sale of assets totaled $729,395 at December 31, 2000.

KHIDMAT MAKMUR SDN BHD ("KMSB"):

A director of PTSB is a director of KMSB and holds a 30% equity interest in KMSB. During the year ended December 31, 2000, the Company received $300,000 from KMSB, in respect of revenue deferred from 1999. As of December 31, 2000, $155,382 of receivables from 1999 was not recognized in revenue as the collectibility is uncertain. During the year ended December 31, 1999, the Company received $1,219 of revenue from KMSB. The terms of repayment for the amount due from KMSB are similar to terms accorded to the Company's other existing customers.

MY ARCHITECT ("MYA") AND MY DRAUGHTING SERVICES ("MDS"):

A director of PTSB is a principal partner of MYA and MDS. During the year ended December 31, 2000, the Company received $149,771 from MYA and $49,882 from MDS, in respect to revenue deferred from 1999. During the year ended December 31, 1999, the Company received revenue of $1,123 from MYA and $413 from MDS. As of December 31, 2000 $139,474 and $104,447 of 1999 receivables from MYA and MDS, respectively, were not recognized in revenue as the collectibility is uncertain. During the year ended December 31, 2000, the Company also received $130,610 from MYA in respect of sale of assets in 1999, which resulted in a gain on sale of assets of $99,680 for the year ended December 31, 1999. The terms of repayment for the amount due from MYA and MDS are similar to terms accorded to the Company's other existing customers.

CHIEF EXECUTIVE OFFICER:

As of December 31, 2000, the Company owed the Chief Executive Officer of the Company $120,421 for short-term cash advances made to the Company for working capital purpose from time to time. The amount owing to the Chief Executive Officer is unsecured, bears no interest, has no fixed terms of repayment and is recorded in the financial statements as "Amount due to a director".

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

21.1     List of Subsidiaries

99.1 Letter from Arthur Andersen & Co. dated April 14, 2000 (Incorporated by reference to Exhibit 10.1 to the Company's Form 10-KSB filed with the SEC on April 14, 2000).

(b)  Reports on Form 8-K.

     On November 13, 2000, the Company filed a report on Form 8-K reporting an event under item 4 in respect of the resignation of CH Yap & Co. and the appointment of Horwath Gelfond Hochstadt Pangburn, P.C. as its independent accountant.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Kalan Gold Corporation

Dated: April 14, 2001                  By:      /s/ Patrick Soon-Hock Lim
                                          -------------------------------------
                                          Patrick Soon-Hock Lim
                                          President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


          SIGNATURE                         TITLE                                         DATE
          ---------                         -----                                         ----

/s/ PATRICK SOON-HOCK LIM                   President, Chief Executive                 April 14, 2001
-----------------------------               Officer and Director
Patrick Soon-Hock Lim                       (Principal Executive Officer)


/s/ CHEE HONG LEONG                         Chief Financial Officer                    April 14, 2001
-------------------                         Financial Officer and
Chee Hong Leong                             Principal Accounting Officer)


/s/ WAN ABDUL RAZAK BIN MUDA                Chairman and Director                      April 14, 2001
----------------------------
Wan Abdul Razak bin Muda


/s/ LOOI HOI FAH                            Director                                   April 14, 2001
----------------
Looi Hoi Fah


                     KALAN GOLD CORPORATION AND SUBSIDIARIES
                     YEARS ENDED DECEMBER 31, 2000 AND 1999
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent auditors' report                                          F1
Consolidated financial statements:
         Balance sheet                                                F2
         Statements of operations                                     F3
         Statements of changes in shareholders'
           equity and comprehensive loss                              F4
         Statements of cash flows                                     F5-F6
         Notes to consolidated financial statements                   F7-F17


                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Kalan Gold Corporation

We have audited the accompanying consolidated balance sheet of Kalan Gold Corporation and subsidiaries as of December 31, 2000, and the related consolidated statements of operations, changes in shareholders' equity and comprehensive loss and cash flows for each of the years in the two-year period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kalan Gold Corporation and subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2000, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 1 to the consolidated financial statements, the Company suffered losses from operations of $1,152,072 in 2000 and $835,567 in 1999, had negative cash flows from operating activities of $509,175 and $38,720 in 2000 and 1999, respectively, and has an accumulated deficit of $1,153,872 at December 31, 2000. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HORWATH GELFOND HOCHSTADT PANGBURN, P.C.

Denver, Colorado
April 2, 2001

                     KALAN GOLD CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2000

                                     ASSETS
Current assets:

     Cash                                                                  $     4,071
     Accounts receivable, less allowance for doubtful
       accounts of $779,179 (Note 10)                                          896,052
     Prepaid expenses                                                           30,325
                                                                           -----------
              Total current assets                                             930,448
Furniture and equipment, net (Notes 5 and 6)                                 1,869,418
Intangible assets, net (Note 2)                                                588,938
Long-term receivables, related parties (Note 3)                                789,474
                                                                           -----------
                                                                           $ 4,178,278
                                                                           ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

     Current portion of capital lease obligations (Note 6)                 $    17,163
     Accounts payable                                                          249,886
     Accrued expenses                                                          303,786
     Amount due to an affiliated company (Note 3)                              145,929
     Amount due to a director (Note 3)                                         120,421
                                                                           -----------
              Total current liabilities                                        837,185
                                                                           -----------
     Capital lease obligations, net of current portion (Note 6)                135,310
     Deferred gain (Note 3)                                                    729,395
                                                                           -----------
              Total liabilities                                              1,701,890
                                                                           -----------
Minority interest                                                              160,233
                                                                           -----------
Commitments and contingencies (Notes 1 and 11)

Shareholders' equity (Note 7):
     Preferred stock, $0.10 par value; 1,000,000 shares authorized;
       no shares issued and outstanding
     Common stock, $.00001 par value; 100,000,000 shares authorized;
       97,290,999 shares issued and outstanding                                    973
     Additional paid-in capital                                              3,412,415
     Accumulated deficit                                                    (1,153,872)
     Accumulated other comprehensive income                                     56,639
                                                                           -----------
              Total shareholders' equity                                     2,316,155
                                                                           -----------
                                                                           $ 4,178,278
                                                                           ===========


                 See notes to consolidated financial statements

                     KALAN GOLD CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                               2000                1999
                                                           ------------        ------------
Revenues:
     Related parties (Note 3)                              $    504,941        $    260,495
     Others                                                   3,688,572             444,345
                                                           ------------        ------------
                                                              4,193,513             704,840
Cost of revenues                                              3,621,796              14,512
                                                           ------------        ------------
Gross profit                                                    571,717             690,328
                                                           ------------        ------------
Operating expenses:
     Sales and marketing                                         86,542              16,985
     General and administrative:
       Related parties (Note 3)                                 300,000              70,000
       Others (Note 2)                                        1,337,247             955,496
     Impairment of goodwill (Note 2)                                 --             483,414
                                                           ------------        ------------
Total operating expenses                                      1,723,789           1,525,895
                                                           ------------        ------------
Loss from operations                                         (1,152,072)           (835,567)
                                                           ------------        ------------
Other income (expense):
     Interest expense                                           (25,800)            (63,125)
     Gain on sale of subsidiaries (Note 9)                      489,251                  --
     Gain on disposal of assets:
       Related parties (Note 3)                                 416,411              99,680
       Others (Note 4)                                           43,538                  --
     Other income:
       Related parties (Note 3)                                  21,027              56,239
       Others                                                       250                 801
                                                           ------------        ------------
                                                                944,677              93,595
                                                           ------------        ------------
Loss before minority interest                                  (207,395)           (741,972)
Minority interest                                               (46,824)            233,821
                                                           ------------        ------------
Net loss                                                   $   (254,219)       $   (508,151)
                                                           ============        ============
Basic and diluted loss per common share                    $      (0.00)       $      (0.01)
                                                           ============        ============
Weighted average number of common shares outstanding         96,951,655          92,604,646
                                                           ============        ============


                 See notes to consolidated financial statements

                     KALAN GOLD CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                             AND COMPREHENSIVE LOSS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999


                                     Common stock
                              -------------------------
                                                                                         Accumulated
                                                             Additional                     other
                                                 Par          paid-in     Accumulated    comprehensive
                                Shares          value         capital       Deficit         income         Total
                              ----------      ---------    ------------   ------------   -------------  -----------
Balances,
 January 1, 1999              87,000,000      $     870    $ 2,318,718    $  (391,502)   $    66,245    $ 1,994,331

Issuance of shares in
 connection with
 acquisition of Kalan Gold
 Corporation                   7,990,999             80        (56,280)            --             --        (56,200)

Comprehensive loss:

 Net loss for the year
  ended December 31, 1999             --             --             --       (508,151)            --       (508,151)

 Foreign currency
  translation
  adjustment                          --             --             --             --         (9,898)        (9,898)

Comprehensive loss                                                                                         (518,049)
                              ----------      ---------    ------------   ------------   -------------  -----------
Balances,
 December 31, 1999            94,990,999      $     950    $ 2,262,438    $  (899,653)   $    56,347    $ 1,420,082

Issuance of common shares      2,300,000             23      1,149,977             --             --      1,150,000

Comprehensive loss:

 Net loss for the year
  ended December 31, 2000             --             --             --       (254,219)            --       (254,219)

 Foreign currency transla-
  tion adjustment                     --             --             --             --            292            292


 Comprehensive loss                   --             --             --             --             --       (253,927)
                              ----------      ---------    ------------   ------------   -------------  -----------
Balances,
 December 31, 2000            97,290,999      $     973    $ 3,412,415    $(1,153,872)   $    56,639    $ 2,316,155
                              ==========      =========    ============   ============   =============  ===========


                 See notes to consolidated financial statements

                     KALAN GOLD CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                                           2000                  1999
                                                                                         --------              --------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                                           $  (254,219)        $  (508,151)
     Adjustments to reconcile net loss to net cash used in operating activities:

     Minority interest                                                                       46,824            (233,821)
     Depreciation and amortization                                                          227,588             220,869
     Reserve for bad debts                                                                  455,012             382,060
     Gain on disposal of assets                                                            (459,949)            (99,680)
     Impairment of goodwill                                                                      --             483,414
     Gain on disposal of subsidiary                                                        (489,251)                 --
     Changes in operating assets and liabilities:
       Increase in receivables                                                             (173,008)           (643,904)
       (Increase)decrease in prepaid expenses                                               (26,053)                 49
       Decrease in inventories                                                                6,786                  --
       Increase in payables and accrued expenses                                            157,095             360,444
                                                                                        -----------         -----------
           Net cash used in operating activities                                           (509,175)            (38,720)
                                                                                        -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from sale of furniture and equipment                                          130,610                  --
     Purchase of furniture and equipment                                                   (413,080)            (10,347)
     Purchase of investment in subsidiary                                                  (859,905)                 --
     Proceeds from sale of assets                                                           492,105                  --
                                                                                        -----------         -----------
           Net cash used in investing activities                                           (650,270)            (10,347)
                                                                                        -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issue of shares of common stock                                        1,150,000                  --
     Net proceeds from affiliated company                                                   108,563              99,286
     Net payments to a director                                                             (46,900)            (11,737)
     Payment of obligation under capital leases                                             (52,398)            (22,926)
                                                                                        -----------         -----------
           Net cash provided by financing activities                                      1,159,265              64,623
                                                                                        -----------         -----------

                                    (CONTINUED)

                     KALAN GOLD CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                                           2000                  1999
                                                                                         --------              --------
Effect of exchange rate change on cash                                                          292             (11,936)
Net (decrease) increase in cash                                                                (180)             15,556
Cash, beginning of year                                                                       3,959                 339
                                                                                        -----------         -----------
Cash, end of year                                                                             4,071               3,959
                                                                                        ===========         ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for interest during the period                                           $    54,948         $    33,977
                                                                                        ===========         ===========
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
  ACTIVITIES:

     Subsidiary sold in exchange for accounts receivable                                $    13,418
                                                                                        ===========
     The Company purchased additional common stock of a
       subsidiary for $859,905. In conjunction with the
       acquisition, liabilities were assumed as follows:
       Fair value of assets required                                                    $ 1,154,374
       Cash paid                                                                           (859,905)
                                                                                        -----------
       Liabilities assumed                                                              $   294,469
                                                                                        ===========
     Video communication system sold in exchange for
       accounts receivable from related party                                                               $  130,610

     Communication equipment received as settlement of
       accounts receivable from related party                                                               $1,226,961

     Patent for digital image display received as settlement
       of accounts receivable from related party                                                            $ 448,567

     Common stock issued in connection with the Company's
       merger with Kalan Gold Corporation                                                                   $(56,200)


                 See notes to consolidated financial statements

                    KALAN GOLD CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 2000 AND 1999


NOTE 1: ORGANIZATION, BASIS OF PRESENTATION, GOING CONCERN AND MANAGEMENT'S
        PLANS:

ORGANIZATION AND BASIS OF PRESENTATION:

Kalan Gold Corporation and subsidiaries (the "Company") provides network facilities and services for two-way wireless broadband applications that include distance learning, live news coverage, remote video surveillance, emergency field services (including tele-medicine) and on site progress monitoring. The Company's revenues for 2000 and 1999 were primarily derived from the design, development and production of interactive multimedia websites and content.

On April 20, 1999, the Company, formerly known as Knight Natural Gas, Inc., a Colorado corporation, completed a merger with Animated Electronic Industries Sdn Bhd ("AEI"), a Malaysian, privately-held company formed October 6,
1988. At closing, AEI's shareholders received approximately 88% or 83,320,000 shares of the outstanding post-merger common stock of the Company in exchange for their AEI common stock. The transaction has been recorded in 1999 as an acquisition of Kalan Gold Corporation by AEI, and a recapitalization of AEI.

The accompanying consolidated financial statements include the accounts of Kalan Gold Corporation and its wholly-owned subsidiary, AEI, as well as AEI's 86% owned subsidiary, Perwimas Telecommunications Sdn Bhd ("PTSB"), a company incorporated in Malaysia. In December 2000, AEI increased its investment in PTSB from 51% to 86% after acquiring 4,328,000 shares of PTSB's common stock for cash of $859,905. During 2000, AEI sold its entire 51% interest in Vistel (Malaysia) Sdn Bhd ("VMSB"), an investment holding company incorporated in Malaysia, for accounts receivable of $13,421. The accounts of VMSB were included in the consolidated statement of operations up to the effective date of disposal.

GOING CONCERN AND MANAGEMENT'S PLANS:

The Company's consolidated financial statements for the year ended December 31, 2000, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company suffered losses from operations of $1,152,072 in 2000 and $835,567 in 1999, had negative cash flows from operating activities of $509,175 and $38,720 in 2000 and 1999, respectively, and has an accumulated deficit of $1,153,872 at December 31, 2000. The Company expects to incur continued cash outflows, which are expected to result in a working capital deficiency within the next year. As a result, the Company may experience difficulty and uncertainty in meeting its liquidity needs during the next fiscal year.

These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company is developing a wireless broadband network, "VISIONET", in Malaysia and intends to acquire additional licenses and spectrum rights in other Asian markets. In 1999, the Company was not able to launch VISIONET due to operational, technical and financial issues that included overdue receivables which were difficult to collect. Furthermore, the inability of equipment vendor and systems integrators to deliver the wireless broadband equipment at the agreed-upon price and performance specifications caused potential investors and financiers to withhold their funds for the roll out of VISIONET. In November 2000, PTSB entered into a strategic alliance with a Malaysian internet service provider. The Company has developed a revised business model based on the operations of an integrated national broadband network. The Company expects to generate revenues by providing other broadband communication services that include:

1.   operation of VISIONET;
2.   operation of its multimedia portal, VISIONETWORK.COM;
3. development and operation of local mobile networks that provide mobile Internet access through handheld devices; and
4.   production and delivery of training and adult education programs.

As in the establishment of many other new businesses, there are various risk factors including competition, technology availability and market acceptance risks. The Company requires substantial amounts of capital to establish its business and expects to incur substantial losses over the next few years.

                    KALAN GOLD CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    YEARS ENDED DECEMBER 31, 2000 AND 1999

NOTE 1: ORGANIZATION, BASIS OF PRESENTATION, GOING CONCERN AND MANAGEMENT'S PLANS (CONTINUED):

GOING CONCERN AND MANAGEMENT'S PLANS (CONTINUED):

The Company's plan to overcome its financial difficulties and return to profitability centers on expanding its business in multimedia content production and the roll out of VISIONET. To cope with its expansion in the multimedia content production business, the Company had, since April 2000, sub-contracted production work to contractors to focus on marketing its content production services to gain a larger market share. The Company hopes to commercially launch VISIONET sometime in the second half of 2001 but cannot provide assurance that any target launch date will be met. The Company is currently negotiating with application service providers to host and deliver their content via VISIONET.

The Company believes that sufficient cash will be generated from the following sources to fund its operations for the next twelve months:

- Intensification of efforts to collect overdue receivables. The Company intends to keep close contact with its debtors to keep updated on their liquidity status. Legal action will only be taken as a last resort.

- Advances from a director/officer who is also a major shareholder as required to finance the Company's working capital requirements.

-    The Company may consider a private placement of its shares.

-    The Company may also seek to obtain equipment financing.

With the above plans and barring any unforeseen circumstances, Management believes the Company will be able to continue as a going concern.

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES:

FINANCIAL STATEMENTS:

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

The Company's consolidated financial statements include the results of operations of the subsidiaries' business from the date of acquisition. Net assets of the subsidiaries are recorded at their fair value at the date of acquisition. All significant inter-company accounts and transactions have been eliminated on consolidation.

The consolidated financial statements include the accounts of AEI and its Malaysian subsidiaries and the accounts of Kalan Gold Corporation from the date of the reverse acquisition.

                    KALAN GOLD CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    YEARS ENDED DECEMBER 31, 2000 AND 1999

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

COMPREHENSIVE INCOME:

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "REPORTING COMPREHENSIVE INCOME," on January 1, 1998. SFAS No. 130 establishes standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general purpose financial statements. SFAS No. 130 defines comprehensive income to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is presented with the same prominence as other financial statements. The Company's only current component of comprehensive income are foreign currency translation adjustments.

The functional currency of the Company's subsidiaries is the Malaysian Ringgit. The financial statements of these subsidiaries are translated into United States dollars using year-end rates of exchange for assets and liabilities, and average rates of exchange for the year for revenues, costs, and expenses. Translation gains and losses are treated as a component of shareholders' equity. The reporting currency used in the financial statements is USD unless otherwise stated.

REVENUE RECOGNITION:

Revenue represents the net invoiced value of goods sold or fees earned from the production of multimedia programs and Intranet and management and consulting services. The Company recognizes revenue from the sales of goods in the period when significant risks and rewards of ownership has transferred to its customers. The Company recognizes revenue from the services provided in the period in which the services are performed and when there is no significant uncertainty regarding the consideration to be received and the associated costs to be incurred.

NET LOSS PER COMMON SHARE:

Loss per common share is determined in accordance with SFAS No. 128, "Earnings Per Share" (EPS). SFAS No. 128 requires the presentation of two EPS amounts, basic and diluted. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS includes the dilution that would occur if outstanding stock options and other dilutive securities were exercised and is comparable to the EPS the Company has historically reported. The diluted EPS calculation excludes the effect of stock options when their exercise prices exceed the average market price over the period.

INCOME TAXES:

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

                    KALAN GOLD CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    YEARS ENDED DECEMBER 31, 2000 AND 1999

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

FURNITURE, EQUIPMENT AND DEPRECIATION:

Furniture and equipment are stated at cost less depreciation. Depreciation is calculated on the straight-line method over the expected useful lives of the assets. The principal annual rates of depreciation are:

     Office Equipment, furniture and fittings, computer software                                       20%
     Tools and equipment, video communication hardware and peripherals, office renovation              10%


Routine expenses for maintenance and repair are expensed as incurred. Expenditures that results in enhancement of the value or in extension of the useful life of fixed assets are capitalized.

LONG LIVED ASSETS:

Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset and long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

FAIR VALUE OF FINANCIAL INSTRUMENTS:

The Company's on-balance sheet financial instruments consist of cash, accounts receivable, accounts payable, and other accrued liabilities. Except for long-term debt, the carrying amounts of such financial instruments approximate fair value due to their short maturities. At December 31, 2000, based on rates available for similar types of debt, the fair value of long-term debt was not materially different from its carrying amount. The Company has no material off-balance sheet financial instruments.

ASSETS UNDER CAPITAL LEASES:

The Company records assets acquired under capital leases as fixed assets and the corresponding obligation under capital leases as a liability. The initial recording value of assets under a capital lease is the lesser of the fair value of the leased assets or the present value of the minimum lease payments, excluding any portion representing executory costs and profit thereon. The assets recorded under capital leases are depreciated over the shorter of the lease term or estimated useful life of the assets.

INTANGIBLE ASSETS:

Intangible assets at December 31, 2000 consists of goodwill of $588,938. Goodwill represents the costs of the Company's investment in PTSB in excess of the net tangible assets acquired, and is amortized on the straight line method over five years.

In December 2000, the Company purchased an additional 35% interest (increasing the Company's ownership interest from 51% to 86.%) through the acquisition of 4,328,000 shares of PTSB's common stocks from a non-related minority shareholder of PTSB for cash of $859,905. The excess of the price paid over the net tangible assets acquired resulted in goodwill of $588,938. The Company accounted for this transaction under the purchase method of accounting based upon the market value of the common stock issued by the Company.

The Company's financial statements for the year ended December 31, 1999 include a $483,414 charge for impairment of goodwill. This goodwill was related to the previous acquisition of PTSB common stock by AEI. Management had initially planned to roll out VISIONET in 1999, and believed the goodwill from the PTSB acquisition would be recovered from operations. However, by the end of 1999, PTSB was not able to launch VISIONET as planned due to operational, technical and financial issues. In view of the aforementioned issues, the Company concluded in December 31, 1999, that there was no foreseeable cash flow and concluded that the remaining PTSB goodwill at that date was fully impaired. Amortization expense for the year ended December 31, 1999 was $72,894.

                    KALAN GOLD CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    YEARS ENDED DECEMBER 31, 2000 AND 1999

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

ADVERTISING:

Costs related to advertising and promotion of products are charged to sales and marketing expense as incurred. Advertising and promotion costs were $47,229 and $16,985 in 2000 and 1999, respectively.

OPERATING LEASES:

The Company leases its office facility under a two-year, non-cancelable operating lease, which expires in August 2002. The lease requires the Company to pay rent of $1,844 per month, as well as taxes, maintenance, insurance and certain other operating costs of the leased property. Future minimum lease payments are $22,128 and $14,752, respectively, for the years ending December 31, 2001 and 2002. Rent expense was $23,988 and $11,987 for the years ended December 31, 2000 and 1999, respectively.

SEGMENT REPORTING:

The Company does not include segment reporting in the financial statements as the Company functioned as a single operating unit in 2000 and 1999. The Company's revenue is derived primarily from operation in Malaysia and substantially all of the Company's assets are located in Malaysia.

STOCK-BASED COMPENSATION:

SFAS No. 123, ACCOUNTING FOR STOCK BASED COMPENSATION, defines a fair-value-based method of accounting for stock-based employee compensation plans and transactions in which an entity issues its equity instruments to acquire goods or services from non-employees, and encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 ("APB No. 25"), ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. Accordingly, employee compensation cost for stock options is measured as the excess, if any, of the estimated fair value of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

ESTIMATES:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECENTLY ISSUED ACCOUNTING STANDARDS:

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This statement, as amended, is effective for fiscal years beginning after June 15, 2000. Currently, the Company does not have any derivative financial instruments and does not participate in hedging activities; therefore, management believes that SFAS No. 133 will not impact the Company's financial statements.

In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS. SAB No. 101, as amended by SAB No. 101A and SAB No. 101B, is effective no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. SAB No. 101 provides the Staff's views in applying generally accepted accounting principles to selected revenue recognition issues. Currently, the Company believes that it complies with the accounting and disclosure described in SAB No. 101; therefore, management believes that SAB No. 101 will not impact the Company's financial statements.

RECLASSIFICATIONS

Certain amounts reported in the prior year financial statements have been reclassified for comparative purposes to conform to the presentation in the current year financial statements.

                    KALAN GOLD CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    YEARS ENDED DECEMBER 31, 2000 AND 1999

NOTE 3: RELATED PARTY TRANSACTIONS:

During the years ended December 31, 2000 and 1999, the Company had related party transactions with the following entities:

LSH ASSET HOLDINGS SDN BHD ("LSH"):

LSH is a company wholly-owned by the Company's chief executive officer and his wife. During the year ended December 31, 2000 and 1999, LSH billed the Company $300,000 and $70,000, respectively for management fees. LSH also made short term advances to the Company from time to time for working capital purposes. As of December 31, 2000, the amount due to LSH was $145,929. This amount is unsecured, bears no interest, has no fixed terms of repayment, and is recorded in the financial statements as "Amount due to an affiliated company".

VISIONEWS ASIA SDN BHD ("VASB"):

The Company's chief executive officer is a director of VASB and owns a 40% equity interest in VASB. A director of PTSB, is also a director of VASB and owns a 20% equity interest in VASB. During the year ended December 31, 2000, the Company received $21,027 from VASB for an administration fee and sub-letting a portion of the Company's premises to VASB. The Company also received $5,288 from VASB in respect of revenue deferred from 1999. As of December 31, 2000, $81,560 of receivables from 1999 was not recognized as revenue due to the uncertainty of collection. During the year ended December 31, 1999, the Company received from VASB revenue of $151,948 and $32,491 for an administration fee and sub-letting a portion of the Company's premises to VASB. Additionally, the Company purchased communications equipment of $1,226,961 from VASB in 1999. The terms of repayment for the amount due from VASB is similar to terms accorded to the Company's other existing customers.

SYNERVEST SDN BHD ("SSB"):

A director of PTSB is a director of SSB and holds a 60% equity interest in SSB. As of December 31, 2000, $92,105 of receivables from 1999 was not recognized as revenue due to the uncertainty of collection. During the year ended December 31, 1999, the Company received from SSB, revenue of $105,792 and an administration fee of $23,748. The terms of repayment for the amount due from SSB are similar to terms accorded to the Company's other existing customers. The Company also acquired a patent for digital image display technology from SSB in 1999, for an aggregate purchase price of $448,567 as consideration for settlement of an amount owed to the Company by SSB. In May 2000 the Company sold this patent to a third party for cash of $492,105.

As of December 31, 2000, long-term receivable, related parties, consisted of an overdue amount of $789,474 from SSB. This amount primarily arose in the year ended December 31, 1998 when the Company sold to SSB assets used in the operations of a subsidiary. These assets, comprising analog video hardware and peripherals and a patent for image display, were sold to SSB for a total sum of $1,661,175. Due to the uncertainty of collection of the related receivable, the gain has been deferred and will be recognized only after all costs have been recovered. During the year ended December 31, 2000, the Company received payment of $601,533 and recognized a gain on sale of assets of $416,411. The deferred gain on sale of assets totaled $729,395 at December 31, 2000.

KHIDMAT MAKMUR SDN BHD ("KMSB"):

A director of PTSB is a director of KMSB and holds a 30% equity interest in KMSB. During the year ended December 31, 2000, the Company received $300,000 from KMSB, in respect of revenue deferred from 1999. As of December 31, 2000, $155,382 of receivables from 1999 was not recognized in revenue as the collectibility is uncertain. During the year ended December 31, 1999, the Company received $1,219 of revenue from KMSB. The terms of repayment for the amount due from KMSB are similar to terms accorded to the Company's other existing customers.

                    KALAN GOLD CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    YEARS ENDED DECEMBER 31, 2000 AND 1999

NOTE 3: RELATED PARTY TRANSACTIONS (CONTINUED):

MY ARCHITECT ("MYA") AND MY DRAUGHTING SERVICES ("MDS"):

A director of PTSB is a principal partner of MYA and MDS. During the year ended December 31, 2000, the Company received $149,771 from MYA and $49,882 from MDS, in respect of revenue deferred from 1999. During the year ended December 31, 1999, the Company received revenue of $1,123 from MYA and $413 from MDS. As of December 31, 2000, $139,474 and $104,447 of 1999 receivables from MYA and MDS, respectively, were not recognized in revenue as the collectibility is uncertain. During the year ended December 31, 2000, the Company also received $130,610 from MYA in respect of sale of assets in 1999, which resulted in a gain on sale of assets of $99,680 for the year ended December 31, 1999. The terms of repayment for the amount due from MYA and MDS are similar to terms accorded to the Company's other existing customers.

CHIEF EXECUTIVE OFFICER:

As of December 31, 2000, the Company owed the Chief Executive Officer of the Company $120,421 for short-term cash advances made to the Company for working capital purpose from time to time. The amount owing to the Chief Executive Officer is unsecured, bears no interest, has no fixed terms of repayment and is recorded in the financial statements as "Amount due to a director".

NOTE 4: GAIN ON SALE OF ASSETS:

Gain on disposal of assets related to the sale of a patent for digital image display technology, previously acquired from SSB in 1999 as disclosed in Note 3, Related Party Transactions. In May 2000, the Company entered into an agreement with an unrelated third party to sell a patent for digital image display technology, previously acquired from SSB in 1999 for cash of $492,105 (RM1,870,000). The sale was completed in June 2000 when the Company received the cash and recognized a gain of $43,538.

NOTE 5: FURNITURE AND EQUIPMENT:

     Furniture and equipment consists of the following at December 31, 2000:

     Office equipment                                                                   $           85,155
     Furniture and fittings                                                                         27,780
     Tools and equipment                                                                           152,997
     Video Communication hardware and peripherals                                                2,171,964
     Computer software                                                                             138,687
     Office renovation                                                                              11,010
                                                                                        ------------------
                                                                                                 2,587,593
      Less accumulated depreciation                                                               (718,175)
                                                                                        ------------------
                                                                                        $        1,869,418
                                                                                        ==================


Depreciation expense for the years ended December 31, 2000 and 1999 was $227,588 and $147,975, respectively.

                    KALAN GOLD CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    YEARS ENDED DECEMBER 31, 2000 AND 1999

NOTE 6: CAPITAL LEASE OBLIGATIONS:

Certain telecommunications and other assets are leased from a lessor under various equipment lease financing facilities. Such leases have been accounted for as capital leases. At the Company's request, the lessor agreed to an extension on the repayment period in 1998 to enable the Company to secure additional working capital financing. The rescheduled lease terms for all capital leases commenced on December 1998 and are payable on a monthly basis with the final payment due November 2006. The Company will acquire title to all assets under capital leases, upon payment of the final lease payment in November 2006.

As of December 31, 2000 the future minimum lease payments on capital leases are as follows:


           Year ending
           December 31:
           ------------
           2001                                                                         $           36,284
           2002                                                                                     36,284
           2003                                                                                     36,284
           2004                                                                                     36,284
           2005                                                                                     36,284
           thereafter                                                                               33,233
                                                                                        ------------------
           Total payments                                                                          214,653
           Less:  Amount representing interest                                                     (62,180)
                                                                                        ------------------
           Present value of minimum capital lease payments                                         152,473
           Less:  Current maturities of capital lease
             obligations                                                                           (17,163)
                                                                                        ------------------
                                                                                        $          135,310
                                                                                        ==================


Assets under these capital leases which are included in property and equipment at December 31, 2000 are as follows:

         Video communication hardware and peripherals                                   $          408,896
         Less accumulated depreciation                                                            (197,409)
                                                                                        ------------------
                                                                                        $          211,487
                                                                                        ==================


NOTE 7: SHAREHOLDERS' EQUITY:

PREFERRED STOCK:

The Company is authorized to issue one million shares of preferred stock, par value $.10 per share, which may be issued in series with such designations, preferences, stated values, rights, qualifications or limitations as determined by the Board of Directors. As of December 31, 2000, no preferred stock has been issued.

ISSUANCE OF COMMON STOCK

On February 24, 2000, the Company issued an aggregate of 2,300,000 shares of restricted common stock in a private placement for cash of $1,150,000. Proceeds from this private placement were used to repay advances made to the Company by its chief executive officer and LSH.

                    KALAN GOLD CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    YEARS ENDED DECEMBER 31, 2000 AND 1999

NOTE 7: SHAREHOLDERS' EQUITY (CONTINUED):

STOCK OPTIONS:

In December 2000, the Company granted certain officers and employees of the Company options to purchase up to 912,000 shares of the Company's common stock at $0.085 per share (which was greater than the market price of the Company's stock at the date of the grant). The options are exercisable through December 2005, contingent upon continuous service by the officers/employees through specified dates.

If the Company had accounted for the 912,000 options issued to employees and officers in accordance with FASB statement No. 123, the Company's net loss and net loss per share would approximate the pro forma disclosure below:

                                                                    Year ended December 31, 2000
                                                                  As reported            Pro forma
                                                                  -------------        -------------
     Net loss                                                      (254,219)             (299,769)
     Basic and diluted loss per share                               (0.00)                (0.00)

      The value of the options granted during the year ended December 31, 2000 is calculated using the Black-Scholes methodology as prescribed by FASB Statement No. 123. The Company utilized an expected dividend yield of 0, expected stock price volatility of 104%, a risk free interest rate of 6%, and an expected life of the option of 3 years.

         A summary of the status of the Company's stock options as of December 31, 2000, and changes during 2000 is presented below:

                                                                          2000
                                                          --------------------------------------
                          Options Outstanding
                        ------------------------
                                                           Shares                Exercise Price
                                                          --------              ----------------
                      Beginning of the year                      -                         -
                      Granted                              912,000                    $0.085
                      Exercised                                  -                         -
                      Forfeited                                  -                         -
                                                           -------
                      End of the year                      912,000                    $0.085
                                                           =======
                      Options exercisable at year
                      end                                  720,000                    $0.085

         The following table summarizes information about options outstanding at December 31, 2000.

                           Options Outstanding
           ------------------------------------------------------
             Number             Remaining
           Outstanding      Contractual Life      Exercise Price
           ------------------------------------------------------
              912,000             4.90                $0.085

                    KALAN GOLD CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    YEARS ENDED DECEMBER 31, 2000 AND 1999

NOTE 8: INCOME TAXES:

Temporary differences and carry forwards that give rise to deferred tax assets and liabilities as of December 31, 2000 are as follows:

DEFERRED TAX ASSETS
       Net operating loss carry forward                                                 $        1,029,270
       Unutilized tax allowable depreciation                                                       196,316
       Deferred legal fees                                                                          57,000
                                                                                        --------------------
                                                                                                 1,282,586
       Less: Valuation allowance                                                                (1,260,218)
                                                                                        --------------------
       Deferred tax asset net of allowance                                                          22,368
DEFERRED TAX LIABILITIES
       Depreciation                                                                                (22,368)
                                                                                        --------------------
NET DEFERRED TAX LIABILITY                                                                              --
                                                                                        ====================

For 2000 and 1999, all income/(loss) of the Company was derived from its operations in Malaysia. The Company has no current provision for income taxes for 2000 or 1999 due to the Company's net operating losses in those years. Based on statutory rates, the Company's expected tax benefit arising from the 2000 and 1999 net losses would be approximately $71,000 and $190,000 respectively. The difference between the expected tax benefit and non-recognition of a tax benefit in 2000 and 1999 is the result of a valuation allowance applied to deferred tax assets in excess of deferred tax liabilities.

The valuation allowance offsets the net deferred tax assets for which there is no assurance of recovery. The valuation allowance is evaluated considering positive and negative evidence about whether the deferred tax assets will be realized. At that time of evaluation, the allowance is either increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax assets is no longer impaired and the allowance is no longer required. The net operating loss carry forward consists of $755,263 arising from the Company's operations in Malaysia and $274,007 arising from the Company's activities in Colorado. The net operating loss carry forward that relates to operations in Malaysia can be carried forward indefinitely while the net operating loss carry forward that relates to the Company's activities in Colorado expire through the year 2020.

NOTE 9: SALE OF SUBSIDIARY:

During the year ended December 31, 2000, the Company sold its 51% owned subsidiary, Vistel (Malaysia) Sdn Bhd for accounts receivable of $13,421. At the date of sale, the Company's portion of the subsidiary's excess net liabilities over assets was $475,830. As a result, the Company recognized a $489,251 gain on the sale.

                    KALAN GOLD CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    YEARS ENDED DECEMBER 31, 2000 AND 1999

NOTE 10: SIGNIFICANT CONCENTRATIONS OF CREDIT RISK:

The Company grants credit, generally without collateral, to its customers. Approximately 64% of net revenues during the year ended December 31, 1999 were made to three customers. During 2000, no one customer accounted for greater than 10% of net revenues. Allowance for doubtful accounts receivable was $779,179 and $382,060 at December 31, 2000 and 1999, respectively. The Company will continue to pursue vigorously the collection of all its outstanding accounts receivable.

For the year ended December 31, 2000 and 1999, approximately 23% and 100%, respectively, of cost of revenue were accounted for by two and more suppliers, respectively.

NOTE 11: PENDING LITIGATION:

Following the April 1999 AEI merger, certain disputes arose between the Company and the Company's former President, Treasurer and legal counsel, each of whom either directly and/or indirectly beneficially own common stock of the Company. Those disputes involved, among other things, the issuance of 1,840,000 shares of the Company's common stock to an entity controlled by the former legal counsel (the "Disputed Shares") at the time of the merger, bills for pre-acquisition legal services, recovery of the Company's historical corporate records, and various claims of alleged misrepresentations in connection with the merger.

In January 2000, the Company filed an action against these parties in the Arapahoe County, Colorado, District Court.

In March 2000, the former legal counsel and certain parties (the "Defendants") filed two counterclaims against the Company. The first counterclaim seeks approximately $193,000 in attorneys' fees that the former legal counsel alleges the Company owes for legal services, the major portion of which were rendered prior to the merger. The second counterclaim seeks a declaration removing a stop transfer order the Company issued to its stock transfer agent with respect to shares of common stock held in the names of the Defendants.

The Company intends to prosecute the case vigorously and believes it has meritorious claims and defenses. In the opinion of management, based on the information known, the ultimate liability for the pending legal proceeding has been accrued.