Form 10KSB/A
period 1999-12-31
KALAN GOLD CORP
filed 2001-04-27
CIK 940516

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                                 AMENDMENT NO. 3

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


        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

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

Yes: /X/         No: / /

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [ ]

     Issuer's revenues for its most recent fiscal year: $704,840

     The aggregate market value of the voting stock of the Company held by non-affiliates as of March 1, 2001 was approximately $4,597,560.

     The number of shares outstanding of the Company's common stock, as of April 4, 2001, was 97,290,999.

     Documents incorporated by reference: None

                                TABLE OF CONTENTS

                                                                              Page
                                                                              ----
PART 1

Item 1   Description of Business                                                3
Item 2   Description of Property                                               10
Item 3   Legal Proceedings                                                     10
Item 4   Submission of matters to a Vote of Security Holders                   11

PART II

Item 5   Market for Common Equity and Related Stockholder Matters              12
Item 6   Management's Discussions and Analysis of Financial Condition and
         Results of Operations                                                 14
Item 7   Financial Statements                                                  17
Item 8   Changes In and Disagreements with Accountants on Accounting and
         Financial Disclosure                                                  18

PART III

Item 9   Directors, Executive Officers, Promoters and Control Persons,
         Compliance with Section 16(a) of the Exchange Act                     19
Item 10  Executive Compensation                                                20
Item 11  Security Ownership of Certain Beneficial Owners and Management        22
Item 12  Certain Relationships and Related Transactions                        23
Item 13  Exhibits and Reports on Form 8-K                                      24


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

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

HISTORICAL DEVELOPMENT

     Kalan Gold Corporation (the "Company") is a Colorado corporation. The principal business address of the Company is Suite 11.02, 11th Floor, Menara Merais, No. 1, Jalan 19/3, 46300 Petaling Jaya, Selangor, Malaysia. The Company was originally incorporated on September 19, 1985 as a gas exploration company under the name Knight Natural Gas, Inc. The Company's name was changed to "Kalan Gold Corporation" in November 1996.

     On April 20, 1999, the Company acquired 100% of the issued and outstanding common stock of Animated Electronic Industries Sdn Bhd, a private company organized under the laws of Malaysia ("AEI"). Under the terms of the acquisition, the Company was required to divest all of the assets and liabilities of the Company. The acquisition was accomplished through a reverse merger whereby the Company merged with and into AEI and AEI became a wholly owned subsidiary of the Company (the "Reverse Acquisition"). Under the terms of the Reverse Acquisition, the Company was to issue an aggregate of 87,000,000 shares of its common stock to the former stockholders of AEI. The Company was subsequently notified by AEI that an aggregate of 83,320,000 shares of its common stock were issued to the former stockholders of AEI and an additional 3,680,000 shares were improperly issued to a financial advisor and the Company's former legal counsel. The Company is attempting to recover the 3,680,000 shares from such persons and has, on January 26, 2000, issued a stop transfer order with respect to such 3,680,000 shares. A description of the legal action initiated by the Company to recover the shares is described under `Item 3 - Legal Proceedings' of this report. As a result of the Reverse Acquisition, the former AEI shareholders obtained ownership of approximately 88% of the Company's common stock.

     AEI was incorporated in October 1988 under the Malaysian Companies Act of 1965 (the "Malaysian Companies Act"). AEI is involved in the design development and production of multimedia content; provision of consulting services for website development, network engineering and project management in IT related projects; and marketing of video telecommunications and surveillance equipment. AEI has two subsidiaries: Perwimas Telecommunications Sdn Bhd ("PTSB") and Vistel (Malaysia) Sdn Bhd ("Vistel").

     PTSB, a 51%-owned subsidiary of AEI, was incorporated in January 1993 under the Malaysian Companies Act. In June 1997, PTSB obtained a 10-year telecommunications license from the Malaysian Ministry of Energy Communications & Multimedia to operate a national wireless broadband communication network in Malaysia. The license is described in Part I of this report under "Regulations" and "Effect of Regulations on the Company".

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

     In 1999, the Company was primarily involved in the design, development and production of interactive multimedia websites and content.

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

     The Company intends to rapidly build out its network to obtain a "first-to-market" advantage as well as reduce its deployment costs by integrating VISIONET with JARING in areas of market demand for high speed Internet access and broadband services. The Company hopes to exploit this advantage by delivering a broad range of services including high-speed Internet access and other content-rich applications.

     In the long term, the Company intends to enter into strategic alliances with Malaysian ISPs, competitive local exchange carriers (CLECs) and international carriers to provide a fully integrated communications service to local and overseas customers.

SERVICES

     The Company hopes that its broadband network will allow the Company to offer the following wireless communications and information services:

     -    high speed Internet access
     -    local mobile Internet access
     -    virtual private networks
     -    wide area networks
     -    voice over Internet Protocol (IP)
     -    video-conferencing over IP
     -    remote video surveillance
     -    production, hosting and distribution of multimedia content
     -    training and adult education programs
     -    interactive online games

VISIONET - THE BROADBAND NETWORK

     The Company expects to focus on deploying its network infrastructure for its wireless digital broadband network in the Central Region of Malaysia where the country's capital, Kuala Lumpur, is located.

     The Company intends to utilize a combination of the FWA and LMDS technologies to provide a cost effective and fast deployment of its network.

     The Company has successfully completed a "link budget" test in the first quarter of 2000. The test was designed to determine the optimum transmission range under adverse weather conditions and subscriber capacity per cell. The test results will form the basis for the proposed implementation of VISIONET to cover the Central Region of Malaysia, popularly known as the Klang Valley, where Kuala Lumpur and the Multimedia Super Corridor (the "MSC") are located. The Company hopes to commence a full commercial launch of its network sometime in the second half of 2001 although there can be no assurance that such target dates will be met.

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

THE COMPANY EXPECTS TO INCUR NET LOSSES FOR THE EXTENDED FUTURE.

     The Company recorded operating losses and negative operating cash flows in each of the past two reporting periods and at December 31, 1999, had an accumulated deficit of approximately $900,000. These losses and negative operating cash flows are attributable to the start-up costs and expenses incurred in connection with the commercial rollout of VISIONET. The Company's ability to stem its losses and achieve profitability is dependent on many factors, including:

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

THE MARKETS IN WHICH THE COMPANY OPERATES ARE VERY COMPETITIVE AND INCREASED COMPETITION COULD ADVERSELY AFFECT THE COMPANY.

     The market for high-speed Internet and related broadband services is highly competitive. The Company expects to encounter competition for its high-speed Internet access and broadband services from domestic Internet Service Providers
(ISPs). Currently, there are 7 ISPs in Malaysia and these include MIMOS, Telekom Malaysia, Maxis Communications, Time Dotcom and Digi Telecommunications. These ISPs are able to offer high-speed Internet access utilizing Digital Subscriber Line (DSL) technology, that increases the effective capacity of copper telephone cables. Many of the competing ISPs have, or can be expected to have greater financial, marketing and other resources than the Company. No. assurance can be given that we will be able to compete successfully with these entities.

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

     The license granted to the Company is for an initial ten-year term. Under the terms of the License Agreement, the terms and conditions of the license are subject to review from time to time by the Minister of Energy Communications and Multimedia, and the Minister may add, vary or revoke any terms or condition imposed on the Company. The key provisions of the License Agreement are outlined below:

          (i) Payment of Fees - The Company is required to pay the following amounts to the Ministry of Energy Communications & Multimedia at the following times: (a) on the date the License was granted, the sum of RM 50,000 (U.S. $19,250, based on an exchange rate of RM3.80: US$1.00 as at March 31,

               2000); and (b) beginning on December 31, 1997 and annually thereafter, a renewal fee in an amount equal to 0.08% of the Company's annual audited gross sales subject to an annual minimum of RM 5,000 (US$1,316 based on an exchange rate of RM3.80 :
               US$1.00 as of March 31, 2000) per year. The amount of the annual license fee is subject to review by the Minister of Energy Communications and Multimedia after the first three years. As of the year ended December 1999, the Company had paid all amounts that were payable under the License.

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

          (ix) Exceptions and Limitations on Obligation - The Company shall not be held to have failed to comply with an obligation imposed upon it by or under the WVCN license if and to the extent that the Director General is satisfied that it is prevented from complying with those obligations for the following reasons: (a) the malfunction or failure of any apparatus or equipment where the Director General determines that reasonable measures were taken beforehand; (b) the act or omission of any national authority or international organization; or (c) any other factor which, in the opinion of the Director General is beyond the Company's reasonable control and which notwithstanding the exercise by it of reasonable diligence and foresight, the Company was unable to prevent or overcome.

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

ITEM 2. DESCRIPTION OF PROPERTIES.

     Between January 1, 1999 and June 30, 1999, the Company's principal office was located at Tower II, Suite 100, 12835 E. Arapahoe Road, Englewood, Colorado 80112. On July 1, 1999, the Company's principal executive office was relocated to Malaysia. The Company' principal executive office is presently located at Suite 11.02, Menara Merais, No. 1 Jalan 19/3, 46300 Petaling Jaya, Selangor, Malaysia.

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

     The Company intends to prosecute the case vigorously and believes it has meritorious claims and defenses.The Company has set aside US$150,000 as a contingency for its liability to the Wagner defendants. The Company can give no assurances concerning the outcome of the dispute, but believes that the outcome of this litigation will not have a material adverse effect on the Company's business and results of operations.

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

Fiscal Year 2001      High         Low
                      -----       -----
First Quarter         $0.22       $0.04

Fiscal Year 2000      High         Low
                      -----       -----
First Quarter         $1.56       $0.23
Second Quarter        $1.28       $0.28
Third Quarter         $0.50       $0.19
Fourth Quarter        $0.30       $0.07

Fiscal Year 1999      High         Low
                      -----       -----
First Quarter         $1.25       $0.38
Second Quarter        $2.25       $0.38
Third Quarter         $1.69       $0.31
Fourth Quarter        $0.56       $0.19

Fiscal Year 1998      High         Low
                      -----       -----
First Quarter         $0.75       $0.88
Second Quarter        $0.75       $0.84
Third Quarter         $0.90       $1.00
Fourth Quarter        $1.75       $1.88

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

     Ovorvi Overseas Corporation             1,300,000*
     Great Western Finance Inc.              1,000,000*

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

(vi) In December 2000, the Company granted stock options to directors and officers of the Company. Mr. Lim, the current President and Director, has an option for 500,000 common shares at $0.085 until December 5, 2005. Mr. Muda, the current Chairman and Director has an option for 100,000 common shares at $0.085 until December 5, 2005. Miss Looi, the current Secretary and Director, has an option for 120,000 common shares at $0.085 until December 5, 2005. Mr. Leong, the current Chief Financial Officer and Treasurer, has an option for 78,000 common shares at $0.085 until December 5, 2005. The closing price of the common stock on December 6, 2000 was $0.075. As of the date thereof, none of these options have been exercised.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERVIEW

     During 1999, the Company achieved revenues of $704,840 compared to $1,192,411 in 1998. Revenue for 1999 was primarily derived from the production of multimedia programs; design and consulting services for web-site development and network engineering services; and consulting fees for project management services. In 1998, the Company was principally engaged in the marketing of video telecommunication and surveillance devices, and revenue was primarily derived from the sales of such equipment. Net loss for the year ended December 31, 1999, was $508,151, compared to the year ended December 31, 1998 net loss of $955,787. The net loss in 1999 included an amount of $483,414 for impairment of goodwill. The net loss in 1998 included a $514,827 loss on disposal of subsidiaries. The loss per share of common stock was $0.01 in year ended December 31, 1999 compared to $0.13 in year ended December 31, 1998.

     The independent auditors' report on the Company's consolidated financial statements for the years ended December 31, 1999 and 1998, includes a "going concern" paragraph that describes substantial doubt about the Company's ability to continue as a going concern. (See Note 1 to the consolidated financial statements.)

     At year end 1999, the Company had total current assets of $1,560,733, furniture and equipment of $1,683,926 and net tangible assets of $1,420,082. The Company's shareholders' equity at year end 1999 was $1,420,082.

RESULTS OF OPERATIONS

     The following discussion and analysis of our financial condition and results of operation should be read in conjunction with the condensed consolidated financial statements and notes.

The following table sets forth certain operating data for Kalan Gold and subsidiaries for the periods as indicated below.

                                       Year Ended December 31,
                                   ---------------------------------
                                      1999                 1998
                                   -----------          -----------
Revenues                           $   704,840          $ 1,192,411
Gross Profit                           690,328              134,546
Sales and Marketing                     16,985               10,607
General and administrative           1,025,496              664,372
Net Loss                              (508,151)            (955,787)

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

     Total revenue decreased by $487,571, or 41%, to $704,840 for the year ended December 31, 1999 from $1,192,411 for the year ended December 31, 1998. This decrease in 1999 was due to the Company deferring the recognition of related party revenue totaling $1,077,909 due to the uncertainty of collectibility.

     Approximately 64% and 85% of net sales during the years ended December 31, 1999 and 1998, were made to three and one customers, respectively. Although the Company recognizes that there is significant reliance on major customers, the Company believes that this is due to the pioneer nature of the Company's business in the development and production of multimedia content.

Gross Profit

     Gross profit increased from $134,546 for the year ended December 31, 1998 to $690,328 for the year ended December 31, 1999, an improvement of $555,782 or 413%. The increase in gross profit was due to lower cost of revenues incurred in 1999. Costs of revenues decreased by $1,043,353, or 99%, to $14,512 in 1999, from $1,057,865 in 1998, following the change in emphasis of the Company's business from the sale of telecommunications equipment to the development and production of multimedia content. The development and production of multimedia content for 1999 has a higher profit margin because expenses related to cost of production were not segregated from general and administrative expenses, as the Company only utilizes its existing manpower and facilities. Approximately 100% of costs of revenues for years ended December 31, 1999 and 1998, were accounted for by one and two suppliers, respectively.

Sales and marketing expenses

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

General and administrative expenses

     General and administrative expenses increased by $291,124, or 44%, to $955,496 for the year ended December 31, 1999, from $664,372 for the year ended December 31, 1998. Out of the total for the year ended December 31, 1999, nearly 40% was attributable to allowance for doubtful receivables. Another 23% was due to legal fees and 15% was for depreciation of tangible assets. Approximately 22% was for employees payroll, rental, utilities, general office supplies, communications, corporate insurance and fees for professional and auditing services. In the year ended December 31, 1998, nearly 58% of general and administrative expenses was attributable to expenses incurred by three subsidiaries that the Company disposed of during the year ended December 31, 1998. Approximately 16% was for depreciation of tangible assets and 6% was for goodwill amortization. The remaining 20% was for employees payroll, rental, utilities, general office supplies, communications, corporate insurance and fees for professional and auditing services.

     For the year ended December 31, 1999 the Company reserved $382,060 for allowance on doubtful receivables, equivalent to 40% of general and administrative expenses. The Company grants credit, generally without collateral, to its customers. Approximately 85% and 77% of net accounts receivable at December 31, 1999 and 1998, respectively, are due from four and one customers, respectively. The Company recognizes that its aggressive credit policy that provided for lenient credit terms and an extended credit period to its customers created uncertainty on the recoverability of its accounts receivable. The Company will, however, continue to pursue vigorously the collection of all its outstanding accounts receivable. There was no provision for doubtful receivables in 1998.

     In 1999, the Company incurred management fees of $70,000 payable to a company in which Mr. Patrick Lim, the President and Chief Executive Officer of the Company, has a financial interest. The management fee was charged on the basis of time spent for the administration and management services provided to the Company.

Impairment of goodwill

     For the year ended December 31, 1999 the Company wrote off goodwill of $483,414, arising from the acquisition of PTSB by AEI. The original accounting policy established by the Company in 1998 was to amortize goodwill over 15 years as PTSB had initially planned to roll out VISIONET in 1999, and management believed the PTSB goodwill would be recovered from operations. However, by the end of 1999, PTSB was not able to launch VISIONET as planned due to operational, technical and financial issues. These issues included overdue receivables, which were difficult to collect as debtors encountered serious liquidity problems. Additionally, in the fourth quarter of 1999, the inability of equipment vendors and the systems integrator to deliver the wireless broadband equipment at the pre-agreed price and performance specifications caused potential investors and financiers to withhold their funds for the roll out of VISIONET. Given the risk of being a pioneer in this business in Malaysia and in view of the aforementioned issues, the Company concluded that there was no foreseeable cash flow and concluded that the Perwimas goodwill was fully impaired.

Interest expense

     Interest expense increased by $44,223, or 234% to $63,125 for the year ended December 31, 1999 from $18,902 for the year ended December 31, 1998. This interest primarily relates to the Company's capital lease commitments. At the Company's request, the lessor agreed to an extension on the repayment period in 1998 to enable the Company to secure additional working capital financing. The increase in interest expense is principally attributable to the impact of the rescheduled lease terms, which commenced in 1999.

Loss on sale of subsidiaries

     In 1998, the Company sold its investments in three subsidiaries for cash of $528,764. The results of operations of the three subsidiaries are included in the consolidated statement of operations up to the date of disposal. The transactions resulted in a loss on disposal of subsidiaries of $514,827.

Gain on disposal of assets

     Gain on disposal of tangible assets of $99,680 in 1999 relates to the disposal of analog video communication equipment to a related party for a receivable of $130,610. The Company received the payment in full in the year ended December 31, 2000. In 1998, the Company disposed tangible and intangible assets for gains of $830,769 (tangible assets) and $419,477 (intangible assets). These assets, comprising analog video hardware and peripherals and a patent for image display, were disposed, as these items were no longer relevant to the Company's operations. The total gain of $1,250,246 included a gain of $1,145,806 relating to assets sold to a related party. Due to the uncertainty of collection of the related receivable, this gain has been deferred and will be recognized only after all costs have been recovered.

Income tax

     There was no income tax for the Company's operations in 1999 as the income was derived in Malaysia, which was legislated to be a tax-free year for Malaysian corporations by the Government of Malaysia. For 1998, the Company was not subject to income tax as it posted an operating loss.

LIQUIDITY AND CAPITAL RESOURCES

     As of the end of the reporting period, the Company had cash of $3,959. All operations were funded from internally generated funds and working capital advanced from time to time by the principal shareholder, director and officer of the Company. These advances bear no interest and have no fixed terms of repayment.

     As of December 31, 1999, the Company owed the Chief Executive Officer of the Company, $551,695 and as of December 31, 1998, the Company owed him $563,432, in each case for short-term cash advances made to the subsidiary of the Company for working capital purposes from time to time. Additionally, as of December 31, 1999 and December 31, 1998, the amount owing to a company in which the Chief Executive Officer has a financial interest amounted to $311,428 and $212,142, respectively. This amount was for short-term cash advances made to the Company and its subsidiaries for working capital purposes from time to time. These amounts are unsecured, bear no interest and have no fixed terms of repayment.

     For the year ended December 31, 1999, net cash used in operating activities was $38,720, mainly due to the net increase in accounts receivable of $643,904. In 1998, net cash used in operating activities of $2,360,895 was mainly due to the net increase in accounts receivable of $1,118,545.

     Accounts receivable consists of sales of goods and fees receivables for production of multimedia programs, management and consulting services. In order to attract customers, the Company has pursued an aggressive credit policy and extended lenient credit terms to all its customers, including related parties. As of December 31, 1999, approximately 84% of accounts receivable were over 90 days past due. The Company has worked with its customers to reschedule payments on these overdue accounts receivable. It has also sought and obtained written undertakings from all its customers for full settlement of outstanding accounts receivable. However, due to financial difficulties experienced by its customers, primarily as a result of the Asian economic crisis, the Company is unsure of whether it will be able to collect its outstanding accounts receivable. As a prudent measure, the Company made a provision of $382,060 for allowance on doubtful receivables. The Company's management plans to continue to pursue collection of these doubtful receivables.

     In 1998, net cash provided by investing activities of $219,215 was attributable to disposals of three subsidiaries and the related assets in the Company.

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

     In addition to internally generated funds and financial support from a director and major shareholder, the Company seeks to raise additional funds from equity or debt financing for its future working capital requirements. As of December 31, 1999, the Company has acquired assets of approximately $805,000, in preparing for the roll out of VISIONET. The Company estimates that additional capital expenditure up to $10.0 million will be required for the commercial launch of VISIONET in 2001. There is, however, no assurance that financing will be available or, if available, that it would be offered to the Company on acceptable terms. The Company will continuously evaluate its financing requirements and may decide to consider alternative modes of financing.

     No dividends on the common stock were paid by the Company for the two years reported herein.

YEAR 2000 COMPLIANCE

     As of the date of this Annual Report, the Company did not experience any Year 2000 compliance problems and all computer software appears to be functioning properly.

ITEM 7. FINANCIAL STATEMENTS

     The audited financial statements of the Company being furnished in response to this Item are contained in a separate section of this Report beginning on page F-1.

     Subsequent to the issuance of the Company's 1999 Form 10KSB/A filed June 28, 2000, management became aware that related party receivables related to the normal operations and asset sales were not recorded properly. Due to the extended period of time without payment from related parties and the uncertain collectibility, the Company has determined that sales to related parties for normal operations should be recorded as revenue when cash is collected. Also, the sale of assets to related parties has been recorded under the cost of recovery method. Revenue will be recognized when the cost of the equipment sold has been fully recovered. (See note 13 to the financial statements.)

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The Directors and Executive Officers of the Company, and their respective ages and positions held in the Company, as of March 31, 2001 are as follows:

NAME                                AGE      POSITION HELD
----                                ---      -------------
Wan Abdul Razak bin Muda             64      Chairman and Director

Patrick Soon-Hock Lim                51      President, Chief Executive Officer and Director

Valerie Hoi-Fah Looi                 42      Secretary and Director

Chee-Hong, Leong                     35      Chief Financial Officer/Treasurer

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

MR. WAN ABDUL RAZAK BIN MUDA, 64, has served as the Chairman of the Board of the Company since April 1999. In addition, Mr. Muda has been the Chairman of the Board of AEI and PTSB since February 1993. Since 1992, he has been the Chairman and Director of Tiong Nam Transport Holdings Bhd, a Malaysian public land cargo transportation and warehousing company. Prior to joining Tiong Nam Transport Holdings Bhd, Mr. Muda had served in the Malaysian Police Force for 34 years. He joined the Malaysian Police Force as a police cadet after completing senior high school. As part of his training, he attended numerous courses conducted by the Royal Malaysian Police Training College and rose from the rank and file to his last position as the Chief Police Officer of the state of Terengganu, Malaysia.

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

     The Company (under former management prior to the Reverse Acquisition) had granted a stock option to Mr. Raisch, the former Secretary-Treasurer and a Director, for 75,000 common shares at $.02 per share until November 14, 2001. By a letter agreement entered into between the Company and Mr. Raisch, this option has been cancelled.

     The Company has no retirement, pension, profit sharing, stock option, insurance or other similar programs. There were no long-term compensation plans, awards, options nor any other compensation offered by the Company.

                           SUMMARY COMPENSATION TABLE

                                                   ANNUAL
                                                COMPENSATION
                                               ---------------
NAME AND PRINCIPAL POSITION          YEAR      SALARY    BONUS
---------------------------          ----      ------    -----
Patrick Soon-Hock Lim                1999      $7,895     (1)
President, Chief Executive           1998      Not applicable
Officer and Director                 1997      Not applicable


Sanford Altberger                    1999      $--        (2)
Former President                     1998      $--
and Director                         1997      $--

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

NAME AND ADDRESS                          NUMBER OF SHARES OF         PERCENT OF
OF BENEFICIAL OWNER(1)                    BENEFICIAL OWNER (2)          CLASS
--------------------------------------------------------------------------------
Patrick Soon-Hock Lim                       50,495,000 (3)               51.90

Wan Abdul Razak bin Muda                       300,000 (4)                   *

Valerie Hoi-Fah Looi                         4,700,000                    4.83

Chee Hong Leong                                     --                      --
                                            ----------                   -----
All Officers and Directors as
a Group (4 persons)                         55,495,000                   56.73
                                            ==========                   =====


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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During the year ended December 31, 1999, the Company had significant related party transactions with the following entities:

LSH ASSET HOLDINGS SDN BHD ("LSH"):

LSH is a company wholly-owned by the Company's Chief Executive Officer and his wife. During the year ended December 31, 1999, LSH billed the Company $70,000 for management fees. During the year ended December 31, 1998, the Company purchased fixed assets, including computer, studio and communications equipment for $254,342 from LSH. In addition, the cost of revenues for 1998 included communications equipment purchased from LSH valued at $1,002,963. LSH also made short term advances to the Company from time to time for working capital purposes. As of December 31, 1999 and 1998, the amount due to LSH was $311,428 and $212,142, respectively. This amount is unsecured, bears no interest, has no fixed terms of repayment, and is recorded in the financial statements as "Amount due to an affiliated company".

VISIONEWS ASIA SDN BHD ("VASB"):

During the year ended December 31, 1999, the Company billed VASB total fees of $238,796 for production of multimedia programs. As of December 31, 1999, $86,848 of the fees billed were not recognized in revenue due to the uncertainty of collection. The Company also billed VASB $32,491 for an administration fee and sub-letting a portion of the Company's premises to VASB. Additionally, the Company purchased communications equipment of $1,226,961 from VASB in 1999. For the year ended December 31, 1998, the Company sold telecommunications equipment to VASB for $1,012,927 and billed VASB $8,010 for an administration fee and sub-letting a portion of the Company's premises. The amount outstanding as at December 31, 1998 included in accounts receivable was $1,046,944. The terms of repayment for the amount due from VASB is similar to terms accorded to the Company's other existing customers. The Company's Chief Executive Officer is a director and owns a 40% equity interest in VASB. A director of PTSB is also a director of VASB and owns a 20% equity interest in VASB.

SYNERVEST SDN BHD ("SSB"):

During the year ended December 31, 1999, the Company billed SSB for project consulting fees totaling $197,897 for design and development work on multimedia website and Internet Protocol based Extranet. The Company also billed SSB $23,748 in 1999 for an administration fee. As of December 31, 1999, $92,105 of the fees billed were not recognized as revenue due to the uncertainty of collection. The terms of repayment for the amount due from SSB are similar to terms accorded to the Company's other existing customers. The Company also acquired a patent for digital image display technology from SSB in 1999, for an aggregate purchase price of $448,567 as consideration for settlement of an amount owed by SSB. In May 2000 the Company sold this patent to a third party for cash of $492,105. A director of PTSB is a director of SSB and holds a 60% equity interest in SSB.

As of December 31, 1999 and 1998, an overdue amount of $601,533 and $481,011, respectively, was included in accounts receivable, related parties and $789,474 and $1,239,654, respectively, was included in long-term receivables, related parties. These amounts primarily arose in the year ended December 31, 1998 when the Company sold to SSB assets used in the operations of a subsidiary. These assets, comprising analog video hardware and peripherals and a patent for image display, were sold to SSB for a total sum of $1,661,175. Due to the uncertainty of collection of the related receivable, the gain has been deferred and will be recognized only after all costs have been recovered. The deferred gain on sale of assets totaled $1,145,806 at December 31, 1999 and 1998.

KHIDMAT MAKMUR SDN BHD ("KMSB"):

A director of PTSB is a director of KMSB and holds a 30% equity interest in KMSB. During the year ended December 31, 1999, the Company billed KMSB for project consulting fees totaling $456,601 for design and development work on multimedia website. As of December 31, 1999, $455,382 of the total fees billed were not recognized as revenue due to the uncertainty of collection. The terms of repayment for the amount due from KMSB are similar to terms accorded to the Company's other existing customers.

MY ARCHITECT ("MYA") AND MY DRAUGHTING SERVICES ("MDS"):

A director of PTSB is a principal partner of MYA and MDS. During the year ended December 31, 1999, the Company billed MYA $290,368 and MDS $154,742 for design and development work on multimedia website. As of December 31, 1999 $289,245 and $154,329 of the amount billed to MYA and MDS, respectively, was not recognized as revenue due to the uncertainty of collection. The Company also sold to MYA a video communications system for $130,610 resulting in a gain on sale of assets of $99,680 for the year ended December 31, 1999. Included in accounts receivable, related parties at December 31, 1999 was $130,610 related to the sale. The terms of repayment for the amount due from MYA and MDS are similar to terms accorded to the Company's other existing customers.

CHIEF EXECUTIVE OFFICER:

As of December 31, 1999, the Company owed the Chief Executive Officer of the Company $551,695 and as of December 31, 1998, the Company owed him $563,432, for short-term cash advances made to the Company for working capital purposes from time to time. The amount owing to the Chief Executive Officer is unsecured, bears no interest, has no fixed terms of repayment and is recorded in the financial statements as "Amount due to a director".

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

                                       Kalan Gold Corporation

Dated: April 25, 2001                  By: /s/ Patrick Soon-Hock Lim
                                           -----------------------------
                                           Patrick Soon-Hock Lim
                                           President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


         SIGNATURE                          TITLE                      DATE
         ---------                          -----                      ----
/s/ Patrick Soon-Hock Lim       President, Chief Executive        April 25, 2001
----------------------------    Officer and Director
Patrick Soon-Hock Lim           (Principal Executive Officer)


/s/ Chee Hong Leong             Chief Financial Officer           April 25, 2001
----------------------------    (Principal Financial Officer and
Chee Hong Leong                 Principal Accounting Officer)


/s/ Wan Abdul Razak bin Muda    Chairman and Director             April 25, 2001
----------------------------
Wan Abdul Razak bin Muda


/s/ Looi Hoi Fah                Director                          April 25, 2001
----------------------------
Looi Hoi Fah

                     KALAN GOLD CORPORATION AND SUBSIDIARIES
                     YEARS ENDED DECEMBER 31, 1999 AND 1998
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent auditors' report                                              F1
Consolidated financial statements:
     Balance sheets                                                       F2
     Statements of operations                                             F3
     Statements of changes in shareholders'
        equity and comprehensive income (loss)                            F4
     Statements of cash flows                                             F5
     Notes to consolidated financial statements                           F6-F16


                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Kalan Gold Corporation

We have audited the accompanying consolidated balance sheets of Kalan Gold Corporation and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in shareholders' equity and comprehensive income (loss) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kalan Gold Corporation and subsidiaries as of December 31, 1999 and 1998 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company suffered losses from operations of $835,567 in 1999 and $540,433 in 1998, had negative cash flow from operating activities of $38,720 and $2,360,895 in 1999 and 1998, respectively, and has a accumulated deficit of $899,653 at December 31, 1999. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 12, the Company restated its 1999 and 1998 consolidated financial statements to reflect the correction of an error in accounting for sales to related parties.

/ signed /

HORWATH GELFOND HOCHSTADT PANGBURN, P.C.

Denver, Colorado
April 2, 2001

                     KALAN GOLD CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998
                             (AS RESTATED, NOTE 12)

                                                                              1999              1998
                                                                          -----------       -----------
                                     ASSETS

Current assets:
      Cash                                                                $     3,959       $       339
      Accounts receivable, less allowance for doubtful
        accounts of $382,060 in 1999 (Note 11)                                365,006           402,088
      Accounts receivable, related parties (Notes 3 and 10)                   732,143         1,527,955
      Prepaid expenses                                                          4,272             4,321
      Inventories                                                               6,786             6,786
      Patent held for sale (Note 4)                                           448,567                --
                                                                          -----------       -----------
                Total current assets                                        1,560,733         1,941,489

Furniture and equipment, net (Notes 5 and 6)                                1,683,926           635,871
Intangible assets, net (Note 2)                                                    --           556,308
Long-term receivables, related parties (Notes 3 and 10)                       789,474         1,239,654
                                                                          -----------       -----------
                                                                          $ 4,034,133       $ 4,373,322
                                                                          ===========       ===========
                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Current portion of capital lease obligations (Note 6)               $    13,660       $    18,093
      Accounts payable                                                        409,841            78,545
      Accrued expenses                                                         29,148                --
      Amount due to an affiliated company (Note 3)                            311,428           212,142
      Amount due to a director (Note 3)                                       551,695           563,432
                                                                          -----------       -----------
                Total current liabilities                                   1,315,772           872,212
                                                                          -----------       -----------
      Capital lease obligations, net of current portion (Note 6)              152,473           125,114
      Deferred gain (Notes 3 and 12)                                        1,145,806         1,145,806
                                                                          -----------       -----------
                Total liabilities                                           2,614,051         2,143,132
                                                                          -----------       -----------
Minority interest                                                                  --           235,859
                                                                          -----------       -----------
Commitments and contingencies (Notes 1 and 11)

Shareholders' equity (Note 7):
      Preferred stock, $0.10 par value; 1,000,000 shares authorized;
        no shares issued and outstanding
      Common stock, $.00001 par value; 100,000,000 shares
        authorized; 94,990,999 shares issued and outstanding at
        December 31, 1999 (87,000,000 at December 31, 1998)                       950               870
      Additional paid-in capital                                            2,262,438         2,318,718
      Accumulated deficit                                                    (899,653)         (391,502)
      Accumulated other comprehensive income                                   56,347            66,245
                                                                          -----------       -----------
                Total shareholders' equity                                  1,420,082         1,994,331
                                                                          -----------       -----------
                                                                          $ 4,034,133       $ 4,373,322
                                                                          ===========       ===========

                 See notes to consolidated financial statements

                     KALAN GOLD CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998
                             (AS RESTATED, NOTE 12)


                                                              1999               1998
                                                          ------------       ------------
Revenues
      Related parties (Note 3)                            $    260,495       $  1,012,927
      Others                                                   444,345            179,484
                                                          ------------       ------------
                                                               704,840          1,192,411
Cost of revenues
      Related parties (Note 3)                                      --          1,002,963
      Others                                                    14,512             54,902
                                                          ------------       ------------
Gross profit                                                   690,328            134,546
                                                          ------------       ------------
Operating expenses:
      Sales and marketing (Note 2)                              16,985             10,607
      General and administrative:
        Related parties (Note 3)                                70,000                 --
        Others (Notes 2 and 9)                                 955,496            664,372
      Impairment of goodwill (Note 2)                          483,414                 --
                                                          ------------       ------------
Total operating expenses                                     1,525,895            674,979
                                                          ------------       ------------
Loss from operations                                          (835,567)          (540,433)
                                                          ------------       ------------
Other income (expense):
      Interest expense                                         (63,125)           (18,902)
      Loss on sale of subsidiaries (Note 9)                         --           (514,827)
      Gain on disposal of assets:
        Related party (Note 3)                                  99,680                 --
        Others                                                      --            104,440
      Other income:
        Related parties (Note 3)                                56,239              8,010
        Others                                                     801             19,015
                                                          ------------       ------------
                                                                93,595           (402,264)
                                                          ------------       ------------
Loss before minority interest                                 (741,972)          (942,697)

Minority interest                                              233,821            (13,090)
                                                          ------------       ------------
Net loss                                                  $   (508,151)      $   (955,787)
                                                          ============       ============
Basic and diluted loss per common share                   $      (0.01)      $      (0.13)
                                                          ============       ============
Weighted average number of common shares outstanding        92,604,646          7,309,589
                                                          ============       ============


                 See notes to consolidated financial statements

                     KALAN GOLD CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                         AND COMPREHENSIVE INCOME (LOSS)
                     YEARS ENDED DECEMBER 31, 1999 AND 1998
                             (AS RESTATED, NOTE 12)

                                     Common stock
                                 ---------------------
                                                                                              Accumulated
                                                            Additional        Retained          other
                                                  Par         paid-in         earnings       comprehensive
                                   Shares        value        capital         (Deficit)      income (loss)      Total
                                 ----------      -----      -----------       ---------      -------------   -----------
Balances,
 January 1, 1997                  4,833,333       $ 48      $   163,046       $ 564,285       $     --       $   727,379
Sale of common stock             82,166,667        822        2,155,672              --             --         2,156,494
Comprehensive (loss):
 Net loss for the year
  ended December 31, 1998                --         --               --        (955,787)            --          (955,787)
 Foreign currency
  translation
  adjustment                             --         --               --              --         66,245            66,245
Comprehensive loss                                                                                              (889,542)
                                 ----------      -----      -----------       ---------      -------------   -----------
Balances,
 December 31, 1998               87,000,000       $870      $ 2,318,718       $(391,502)      $ 66,245       $ 1,994,331
Issuance of shares in
 connection with
 acquisition of Kalan Gold
 Corporation                      7,990,999         80          (56,280)             --             --           (56,200)
Comprehensive loss:
 Net loss for the year
  ended December 31, 1999                --         --               --        (508,151)            --          (508,151)
 Foreign currency
  translation
  adjustment                             --         --               --              --         (9,898)           (9,898)
Comprehensive loss                                                                                              (518,049)
                                 ----------      -----      -----------       ---------      -------------   -----------
Balances,
 December 31, 1999               94,990,999       $950      $ 2,262,438       $(899,653)      $ 56,347       $ 1,420,082
                                 ==========       ====      ===========       =========       ========       ===========


                 See notes to consolidated financial statements

                     KALAN GOLD CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998
                             (AS RESTATED, NOTE 12)

                                                                        1999               1998
                                                                      -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss                                                        $  (508,151)      $  (955,787)
      Adjustments to reconcile net loss to net cash used
        in operating activities:
      Minority interest                                                  (233,821)           13,090
      Depreciation and amortization                                       220,869           145,466
      Reserve for bad debts                                               382,060                --
      Gain on disposal of assets                                          (99,680)         (104,440)
      Minority share of loss on disposal of subsidiary companies               --           430,296
      Impairment of goodwill                                              483,414                --
      Changes in operating assets and liabilities:
        Increase in receivables                                          (643,904)       (1,118,545)
        Decrease in prepaid expenses                                           49
        Increase in inventories                                                --          (798,339)
        Increase in payables and accrued expenses                         360,444            27,364
                                                                      -----------       -----------
             Net cash used in operating activities                        (38,720)       (2,360,895)
                                                                      -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of furniture and equipment                                 (10,347)         (307,506)
      Proceeds from disposal of investments in subsidiaries                    --           528,764
      Purchase of investment                                                   --          (232,986)
      Proceeds from sale of investments                                        --           236,052
      Purchase of patent                                                       --            (5,109)
                                                                      -----------       -----------
             Net cash provided by (used in) investing activities          (10,347)          219,215
                                                                      -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from issue of shares of common stock                            --         2,156,494
      Net proceeds from affiliated company                                 99,286
      Net payments to a director                                          (11,737)
      Payment of obligation under capital leases                          (22,926)          (29,772)
                                                                      -----------       -----------
             Net cash provided by financing activities                     64,623         2,126,722
                                                                      -----------       -----------
Effect of exchange rate changes on cash                                   (11,936)           14,983
Net increase (decrease) in cash                                            15,556           (14,958)
Cash, beginning of year                                                       339               314
                                                                      -----------       -----------
Cash, end of year                                                     $     3,959       $       339
                                                                      ===========       ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Cash paid for interest during the year                          $    33,977       $    18,902
                                                                      ===========       ===========
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
  ACTIVITIES:

      Video communication system sold in exchange for
        accounts receivable from related party                        $   130,610
      Communication equipment received as settlement of
        accounts receivable from related party                        $ 1,226,961

      Patent for digital image display received as settlement
        of accounts receivable from related party                     $   448,567

      Common stock issued in connection with the Company's
        merger with Kalan Gold Corporation                            $   (56,200)


                 See notes to consolidated financial statements

                    KALAN GOLD CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998

NOTE 1: ORGANIZATION, BASIS OF PRESENTATION, GOING CONCERN AND MANAGEMENT'S
PLANS:

ORGANIZATION AND BASIS OF PRESENTATION:

Kalan Gold Corporation and subsidiaries (the "Company") provides network facilities and services for two-way wireless broadband applications that include distance learning, live news coverage, remote video surveillance, emergency field services (including tele-medicine) and on-site progress monitoring. The Company also designs, assembles and markets video telecommunication and surveillance devices.

On April 20, 1999, the Company, formerly known as Knight Natural Gas, Inc., a Colorado corporation, completed a merger with Animated Electronic Industries Sdn. Bhd. ("AEI"), a Malaysian, privately-held company formed October 6, 1988. At closing, AEI's shareholders received approximately 88% or 83,320,000 shares of the outstanding post-merger common stock of the Company in exchange for their AEI common stock. The transaction has been recorded as an acquisition of Kalan Gold Corporation by AEI, and a recapitalization of AEI.

The accompanying consolidated financial statements include the accounts of Kalan Gold Corporation and its wholly-owned subsidiary, AEI, as well as the accounts of AEI's 51% owned subsidiaries, Perwimas Telecommunications Sdn Bhd ("PTSB") and Vistel (Malaysia) Sdn Bhd ("VMSB").

GOING CONCERN AND MANAGEMENT'S PLANS:

The Company's consolidated financial statements for the year ended December 31, 1999, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company suffered losses from operations of $835,567 in 1999 and $540,433 in 1998, had negative cash flows from operating activities of $38,720 and $2,360,895 in 1999 and 1998, respectively, and has an accumulated deficit of $899,653 at December 31, 1999. The Company has not recognized any substantial revenues from its operations and expects to incur continued cash outflows, which are expected to result in a working capital deficiency within the next year. As a result, the Company may experience difficulty and uncertainty in meeting its liquidity needs during the next fiscal year.

These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company is developing a wireless broadband network, "VISIONET", in Malaysia and intends to acquire additional licenses and spectrum rights in other Asian markets. In 1999, the Company was not able to launch VISIONET due to operational, technical and financial issues that included overdue receivables, which were difficult to collect. Furthermore, the inability of equipment vendors and systems integrators to deliver the wireless broadband equipment at the pre-agreed upon price and performance specifications caused potential investors and financiers to withhold their funds for the roll out of VISIONET. In November 2000, PTSB entered into a strategic alliance with a Malaysian Internet service provider. The Company has developed a revised business model based on the operations of an integrated national broadband network. The Company expects to generate revenue by providing other broadband communication services that include:

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

                     KALAN GOLD CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 1999 AND 1998

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

The Company generated sufficient cash to operate through December 31, 2000 and on an ongoing basis believes that sufficient cash will be generated from the following sources to fund its 2001 operations:

o Intensification of efforts to collect overdue receivables. The Company intends to keep close contact with its debtors to keep updated on their liquidity status. Legal action will only be taken as a last resort.

o Advances from a director/officer who is also a major shareholder as required to finance the Company's working capital requirements.

o    The Company may consider a private placement of its shares.

o    The Company may also seek to obtain equipment financing.

With the above plans and barring any unforeseen circumstances, Management believes the Company will be able to continue as a going concern.

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES:

FINANCIAL STATEMENTS:

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

The Company's consolidated financial statements include the results of operations of the subsidiaries' business from the date of acquisition. Net assets of the subsidiaries are recorded at their fair value at the date of acquisition. All significant inter-company accounts and transactions have been eliminated through consolidation.

The consolidated financial statements for 1999 include the accounts of AEI and its Malaysian subsidiaries and the accounts of Kalan Gold Corporation from the date of the reverse acquisition. The consolidated financial statements for 1998 include the accounts of AEI and its Malaysian subsidiaries.

COMPREHENSIVE INCOME:

The Company adopted Statement of Financial Accounting Standard (`SFAS') No. 130, "REPORTING COMPREHENSIVE INCOME," on January 1, 1998. SFAS No. 130 establishes standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general purpose financial statements. SFAS No. 130 defines comprehensive income to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is presented with the same prominence as other financial statements. The Company's only current component of comprehensive income are foreign currency translation adjustments.

                     KALAN GOLD CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 1999 AND 1998


NOTE 2: SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

COMPREHENSIVE INCOME (CONTINUED):

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

REVENUE RECOGNITION:

Revenue represents the net invoiced value of goods sold or fees earned from production of multimedia programs and Intranet and management and consulting services. The Company recognizes revenue from the sales of goods in the period where significant risks and rewards of ownership has been transferred to its customers. The Company recognizes revenue from the provision of services in the period in which the services are performed and when there is no significant uncertainty regarding the consideration to be received and in the associated costs to be incurred.

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

FURNITURE, EQUIPMENT AND DEPRECIATION:

Furniture and equipment are stated at cost less depreciation. Depreciation is calculated on the straight-line method over the expected useful lives of the assets. The principal annual rates of depreciation are:

     Office equipment, furniture and fittings, computer software                              20%
     Tools and equipment, video communication hardware & peripherals, office renovation       10%

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

                     KALAN GOLD CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 1999 AND 1998


NOTE 2: SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

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

INTANGIBLE ASSETS:

Intangible assets of $448,567 at December 31, 1998 consist of goodwill of $598,696 net of accumulated amortization of $42,388. Goodwill represents the costs of the Company's investment in subsidiaries in excess of the net tangible assets acquired, and is amortized on the straight line method over fifteen years.

The Company's financial statements for the year ended December 31, 1999 include a $483,414 charge for impairment of goodwill. This goodwill was related to the previous acquisition of PTSB common stock by AEI. Management had initially planned to roll out VISIONET in 1999, and believed the goodwill from the PTSB acquisition would be recovered from operations. However, by the end of 1999, PTSB was not able to launch VISIONET as planned due to operational, technical and financial issues. In view of the aforementioned issues, the Company concluded in December 31, 1999, that there was no foreseeable cash flow and concluded that the remaining PTSB goodwill at that date was fully impaired. Amortization expense for the year ended December 31, 1999 and 1998 was $72,894 and $42,388, respectively.

INVENTORIES:

Inventories, which comprise accessories for production of multimedia programs, are stated at the lower of cost and net realizable value. Cost is determined on a first-in-first-out basis.

ADVERTISING:

Costs related to advertising and promotion of products are charged to sales and marketing expense as incurred. Advertising and promotion costs were approximately $16,900 and $10,600 in 1999 and 1998, respectively.

OPERATING LEASES:

The Company leases office space under a month to month rental agreement. Rent expense was $11,987 and $37,999 for the years ended December 31, 1999 and 1998, respectively.

SEGMENT REPORTING:

The Company does not include segment reporting in the financial statements as the Company functioned as a single operating unit in 1999 and 1998. The Company's revenue is derived primarily from operations in Malaysia and substantially all of the Company's assets are located in Malaysia.

                     KALAN GOLD CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 1999 AND 1998


NOTE 2: SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

STOCK-BASED COMPENSATION:

SFAS No. 123, ACCOUNTING FOR STOCK BASED COMPENSATION, defines a fair-value-based method of accounting for stock-based employee compensation plans and transactions in which an entity issues its equity instruments to acquire goods or services from non-employees, and encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (APB No. 25"), ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. Accordingly, employee compensation cost for stock options is measured as the excess, if any, of the estimated fair value of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

ESTIMATES:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amount of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

RECENTLY ISSUED ACCOUNTING STANDARDS:

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This statement, as amended, is effective for fiscal years beginning after June 15, 2000. Currently, the Company does not have any derivative financial instruments and does not participate in hedging activities; therefore, management believes that SFAS No. 133 will not impact the Company's financial statements.

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

NOTE 3: RELATED PARTY TRANSACTIONS:

During the year ended December 31, 1999 and 1998, the Company had significant related party transactions with the following entities:

LSH ASSET HOLDINGS SDN BHD ("LSH"):

LSH is a company wholly-owned by the Company's Chief Executive Officer and his wife. During the year ended December 31, 1999, LSH billed the Company $70,000 for management fees. During the year ended December 31, 1998, the Company purchased fixed assets, including computer, studio and communications equipment for $254,342 from LSH. In addition, the cost of revenues for 1998 included communications equipment purchased from LSH valued at $1,002,963. LSH also made short term advances to the Company from time to time for working capital purposes. As of December 31, 1999 and 1998, the amount due to LSH was $311,428 and $212,142, respectively. This amount is unsecured, bears no interest, has no fixed terms of repayment, and is recorded in the financial statements as "Amount due to an affiliated company".

                     KALAN GOLD CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 1999 AND 1998


NOTE 3: RELATED PARTY TRANSACTIONS (CONTINUED):

VISIONEWS ASIA SDN BHD ("VASB"):

The Company's Chief Executive Officer is a director and owns a 40% equity interest in VASB. A director of PTSB is also a director of VASB and owns a 20% equity interest in VASB. During the year ended December 31, 1999, the Company billed VASB total fees of $238,796 for production of multimedia programs. As of December 31, 1999, $86,848 of the fees billed were not recognized in revenue due to the uncertainty of collection. The Company also billed VASB $32,491 for an administration fee and sub-letting a portion of the Company's premises to VASB. Additionally, the Company purchased communications equipment of $1,226,961 from VASB in 1999. For the year ended December 31, 1998, the Company sold telecommunications equipment to VASB for $1,012,927 and billed VASB $8,010 for an administration fee and sub-letting a portion of the Company's premises. The amount outstanding as at December 31, 1998 included in accounts receivable was $1,046,944. The terms of repayment for the amount due from VASB is similar to terms accorded to the Company's other existing customers.

SYNERVEST SDN BHD ("SSB"):

A director of PTSB is a director of SSB and holds a 60% equity interest in SSB. During the year ended December 31, 1999, the Company billed SSB for project consulting fees totaling $197,897 for design and development work on multimedia website and Internet Protocol based Extranet. The Company also billed SSB $23,748 in 1999 for an administration fee. As of December 31, 1999, $92,105 of the fees billed were not recognized as revenue due to the uncertainty of collection. The terms of repayment for the amount due from SSB are similar to terms accorded to the Company's other existing customers. The Company also acquired a patent for digital image display technology from SSB in 1999, for an aggregate purchase price of $448,567 as consideration for settlement of an amount owed by SSB. In May 2000 the Company sold this patent to a third party for cash of $492,105.

As of December 31, 1999 and 1998, an overdue amount of $601,533 and $481,011, respectively, was included in accounts receivable, related parties and $789,474 and $1,239,654, respectively, was included in long-term receivables, related parties. These amounts primarily arose in the year ended December 31, 1998 when the Company sold to SSB assets used in the operations of a subsidiary. These assets, comprising analog video hardware and peripherals and a patent for image display, were sold to SSB for a total sum of $1,661,175. Due to the uncertainty of collection of the related receivable, the gain has been deferred and will be recognized only after all costs have been recovered. The deferred gain on sale of assets totaled $1,145,806 at December 31, 1999 and 1998.

KHIDMAT MAKMUR SDN BHD ("KMSB"):

A director of PTSB is a director of KMSB and holds a 30% equity interest in KMSB. During the year ended December 31, 1999, the Company billed KMSB for project consulting fees totaling $456,601 for design and development work on multimedia website. As of December 31, 1999, $455,382 of the total fees billed were not recognized as revenue due to the uncertainty of collection. The terms of repayment for the amount due from KMSB are similar to terms accorded to the Company's other existing customers.

MY ARCHITECT ("MYA") AND MY DRAUGHTING SERVICES ("MDS"):

A director of PTSB is a principal partner of MYA and MDS. During the year ended December 31, 1999, the Company billed MYA $290,368 and MDS $154,742 for design and development work on multimedia website. As of December 31, 1999, $289,245 and $154,329 of the amount billed to MYA and MDS, respectively, was not recognized as revenue due to the uncertainty of collection. The Company also sold to MYA a video communications system for $130,610 resulting in a gain on sale of assets of $99,680 for the year ended December 31, 1999. Included in accounts receivable, related parties at December 31, 1999 was $130,610 related to the sale. The terms of repayment for the amount due from MYA and MDS are similar to terms accorded to the Company's other existing customers.

                     KALAN GOLD CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 1999 AND 1998


NOTE 3: RELATED PARTY TRANSACTIONS (CONTINUED):

CHIEF EXECUTIVE OFFICER:

As of December 31, 1999, the Company owed the Chief Executive Officer of the Company $551,695 and as of December 31, 1998, the Company owed him $563,432, for short-term cash advances made to the Company for working capital purposes from time to time. The amount owing to the Chief Executive Officer is unsecured, bears no interest, has no fixed terms of repayment and is recorded in the financial statements as "Amount due to a director".

NOTE 4: PATENT:

As of December 31, 1999, the Company's current assets include a patent for digital image display technology acquired from SSB. The Company entered into an agreement with an unrelated third party to sell this patent for cash of $492,105 (RM1,870,000).

NOTE 5: FURNITURE AND EQUIPMENT:

Furniture and equipment consists of the following at December 31, 1999 and 1998:

     Furniture and equipment:                           December 31,      December 31,
                                                           1999             1998
                                                       -----------       -----------
     Office equipment                                   $   72,095       $    72,095
     Furniture and fittings                                 23,235            23,235
     Tools and equipment                                   152,997           152,997
     Video Communication hardware and peripherals        1,777,128           617,592
     Computer software                                     138,048           138,048
     Office renovation                                      11,010            11,010
                                                       -----------       -----------
                                                         2,174,513         1,014,977
     Less: Accumulated depreciation                       (490,587)         (379,106)
                                                       -----------       -----------
                                                       $ 1,683,926       $   635,871
                                                       ===========       ===========

Depreciation for the years ended December 31, 1999 and 1998 was $147,975 and $103,078, respectively.

NOTE 6: CAPITAL LEASE OBLIGATIONS:

Certain telecommunications and other assets are leased from a lessor under various equipment lease financing facilities. Such leases have been accounted for as capital leases. At the Company's request, the lessor agreed to an extension on the repayment period in 1998 to enable the Company to secure additional working capital financing. The rescheduled lease terms for all capital leases commenced on December 1998 and are payable on a monthly basis with the final payment due November 2006. The Company acquires title to all assets under capital leases, upon payment of the final lease payment in November 2006.

                     KALAN GOLD CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 1999 AND 1998


NOTE 6: CAPITAL LEASE OBLIGATIONS (CONTINUED):

As of December 31, 1999 the future minimum lease payments on capital leases are as follows:

     Year ending
     December 31:
     -------------
     2000                                                       $  36,284
     2001                                                          36,284
     2002                                                          36,284
     2003                                                          36,284
     2004                                                          36,284
     thereafter                                                    69,517
                                                                ---------
     Total payments                                               250,937
     Less:  Amount representing interest                          (84,804)
                                                                ---------
     Present value of minimum capital lease payments              166,133
     Less:  Current maturities of capital lease
            obligations                                           (13,660)
                                                                ---------
                                                                $ 152,473
                                                                =========

Assets under these capital leases which are included in property and equipment at December 31, 1999 and 1998 are as follows:

                                                    1999             1998
                                                  ---------       ---------
Video communication hardware and peripherals      $ 408,896       $ 408,896
Less accumulated depreciation                      (197,409)       (115,630)
                                                  ---------       ---------
                                                  $ 211,487       $ 293,266
                                                  =========       =========

NOTE 7: SHAREHOLDERS' EQUITY:

COMMON STOCK:

In December 1998, AEI issued 82,166,667 shares of common stock for cash consideration of $2,156,494. The shares were issued prior to the April 1999 reverse acquisition.

PREFERRED STOCK:

The Company is authorized to issue one million shares of preferred stock, par value $.10 per share, which may be issued in series with such designations, preferences, stated values, rights, qualifications or limitations as determined by the Board of Directors. As of December 31, 1999, no preferred stock has been issued.

                     KALAN GOLD CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 1999 AND 1998


NOTE 8: INCOME TAXES:

Temporary differences and carry forwards that give rise to deferred tax assets and liabilities are as follows:

                                                 December 31,    December 31,
                                                    1999            1998
                                                 -----------     -----------
DEFERRED TAX ASSETS
       Net operating loss carry forward           $ 292,307       $ 268,925
       Unutilized tax allowable depreciation              0          64,889
       Deferred interest payment                      8,183               0
       Deferred legal fees                           52,500               0
                                                  ---------       ---------
                                                    352,990         333,814
       Less: Valuation allowance                   (268,554)       (246,700)
                                                  ---------       ---------
       Deferred tax asset net of allowance           84,436          87,114

DEFERRED TAX LIABILITIES
       Depreciation                                 (84,436)        (87,114)
                                                  ---------       ---------
NET DEFERRED TAX LIABILITY                        $       0       $       0
                                                  =========       =========

For 1999 and 1998, all income (loss) of the Company was derived from its operations in Malaysia. The Company has no current provision for income taxes for 1999 or 1998 due to the Company's net operating losses in those years. Based on statutory rates, the Company's expected tax benefit arising from the 1999 and 1998 net losses would be approximately $190,000 and $260,000, respectively. The difference between the expected tax benefit and non-recognition of a tax benefit in 2000 and 1999 is the result of a valuation allowance applied to deferred tax assets in excess of deferred tax liabilities.

The valuation allowance offsets the net deferred tax assets for which there is no assurance of recovery. The valuation allowance is evaluated considering positive and negative evidence about whether the deferred tax assets will be realized. At that time of evaluation, the allowance is either increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax assets is no longer impaired and the allowance is no longer required. The net operating loss carry forward consists of $79,370 arising from the Company's operations in Malaysia and $212,937 arising from the Company's activities in Colorado. The net operating loss carry forward that relates to operations in Malaysia can be carried forward indefinitely while the net operating loss carry forward that relates to the Company's activities in Colorado expire through the year 2019.

NOTE 9: SALE OF SUBSIDIARIES:

In 1998, the Company sold its investments in three subsidiaries for cash of $528,764. The results of operations of the three subsidiaries are included in the consolidated statement of operations up to the date of disposal. The transactions resulted in a loss on disposal of subsidiaries of $514,827.

                     KALAN GOLD CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 1999 AND 1998


NOTE 10: SIGNIFICANT CONCENTRATIONS OF CREDIT RISK:

The Company grants credit, generally without collateral, to its customers. Approximately 85% and 77% of net accounts receivable at December 31, 1999 and 1998, respectively, are due from four customers and one customer, respectively. Approximately 64% and 85%, respectively, of net revenues during the years ended December 31, 1999 and 1998, were made to three customers and one customer, respectively. The allowance for doubtful accounts receivable was $382,060 at December 31, 1999. There was no provision for doubtful accounts in 1998. The Company will continue to pursue vigorously the collection of all its outstanding accounts receivable.

For the year ended December 31, 1999 and 1998, approximately 100% of costs of revenue were accounted for by one and two suppliers, respectively.

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

                    KALAN GOLD CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 1999 AND 1998


NOTE 12: RESTATEMENT OF THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED DECEMBER 31 1999 AND 1998:

Subsequent to the issuance of the Company's 1999 Form 10KSB/A filed June 28, 2000, management became aware that related party receivables related to the normal operations and asset sales were not recorded properly. Due to the extended period of time without payment from related parties and the uncertain collectibility, the Company has determined that sales to related parties for normal operations should be recorded as revenue when cash is collected. Also, the sale of assets to related parties has been recorded under the cost of recovery method. Revenue will be recognized when the cost of the equipment sold has been fully recovered. The Company's December 31, 1999 and 1998 financial statements have been restated to reflect this accounting change as follows:


                                                 As previously
                                                   reported                           As restated
                                            1999              1998              1999              1998
                                         -----------       -----------       -----------       -----------
     Total assets                        $ 2,458,563       $ 3,817,014       $ 4,034,133       $ 4,373,322
     Total liabilities                    (1,552,681)         (997,326)       (2,614,051)       (2,143,132)
     Minority interest                           (--)         (337,993)               --          (235,859)
     Shareholders' equity (deficit)         (905,882)       (2,481,695)       (1,420,082)       (1,994,331)
     Net loss applicable to common
       shareholders                       (1,509,715)         (468,423)         (508,151)         (955,787)
     Net loss per share applicable
       to common shareholder                    (.02)             (.00)             (.01)             (.13)

NOTE 13: SUBSEQUENT EVENTS:

On February 24, 2000, the Company issued an aggregate of 2,300,000 shares of restricted common stock in a private placement for cash consideration of $1,150,000. Proceeds from this private placement were used to repay advances made to the Company by Chief Executive Officer and LSH Asset Holdings Sdn Bhd.

On March 15, 2000, the Company entered into an agreement to lease office and roof space at a monthly rental of $1,844. The lease period is for two years with an option to renew for an additional year.

In May 2000, the Company entered into an agreement with an unrelated third party to sell a patent for digital image display technology. The sale was completed in June 2000 when the Company received the cash.

On September 11, 2000, the Company sold its 51% equity interest in Vistel (Malaysia) Sdn Bhd for a receivable of $13,418. The sale was completed in January 2001 when the Company received the cash.

On December 29, 2000, AEI increased its direct investment in Perwimas Telecommunications Sdn Bhd (`PTSB') from 51% to 86% after acquiring 4,328,000 shares of PTSB's common stock for cash of $859,905.