Form 10QSB
period 2001-03-31
KALAN GOLD CORP
filed 2001-05-14
CIK 940516

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                    FOR QUARTERLY PERIOD ENDED MARCH 31, 2001

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

Yes  X    No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

        Class                     Number of shares outstanding at March 31, 2001
        -------                   ----------------------------------------------
Common stock, $.00001 par value                     97,290,999

FORM 10-QSB
1ST QUARTER

                                      INDEX

                                                                                                        Page
PART I  -  FINANCIAL INFORMATION

         ITEM 1. FINANCIAL STATEMENTS

         Condensed consolidated balance sheet as at March 31, 2001 (Unaudited)                            3

         Condensed consolidated statements of operations and comprehensive loss for
         the three months ended March 31, 2001 and March 31, 2000 (Unaudited)                             4

         Condensed consolidated statements of cash flows for the three months ended
         March 31, 2001 and March 31, 2000 (Unaudited)                                                    5

         Notes to condensed consolidated financial statements (Unaudited)                               6 - 9

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS                                                  10 - 12


PART II - OTHER INFORMATION

         ITEM 1. LEGAL PROCEEDINGS                                                                       13

         ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS                                               13

         ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                                         13

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                     13

         ITEM 5. OTHER INFORMATION                                                                       13

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                                        13

         SIGNATURES                                                                                      14


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

PART I -  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     KALAN GOLD CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2001
                                   (Unaudited)

                                     ASSETS
Current assets:

     Cash                                                       $         3,847
     Accounts receivable, less allowance for doubtful
       accounts of $779,179                                             971,712
     Prepaid expenses                                                    29,033
                                                                ---------------
              Total current assets                                    1,004,592
Furniture and equipment, net                                          1,807,827
Intangible assets, net                                                  559,491
Long-term receivables, related parties                                  789,474
                                                                ---------------
                                                                $     4,161,384
                                                                ===============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

     Current portion of capital lease obligations               $        18,039
     Accounts payable                                                   280,037
     Accrued expenses                                                   306,503
     Amount due to an affiliated company                                156,058
     Amount due to a director                                           174,807
                                                                ---------------
              Total current liabilities                                 935,444
                                                                ---------------
     Capital lease obligations, net of current portion                  130,472
     Deferred gain                                                      729,395
                                                                ---------------
              Total liabilities                                       1,795,311
                                                                ---------------
Minority interest                                                       149,667
                                                                ---------------
Shareholders' equity:
     Preferred stock, $0.10 par value; 1,000,000 shares
       authorized; no shares issued and outstanding
     Common stock, $.00001 par value; 100,000,000 shares
       authorized; 97,290,999 shares issued and outstanding                 973
     Additional paid-in capital                                       3,412,415
     Accumulated deficit                                             (1,253,621)
     Accumulated other comprehensive income                              56,639
                                                                ---------------
              Total shareholders' equity                              2,216,406
                                                                ---------------
                                                                $     4,161,384
                                                                ===============

      See accompanying notes to condensed consolidated financial statements

                     KALAN GOLD CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                                   (Unaudited)

                                                                   Three months ended
                                                                        March 31
                                                                 2001               2000
                                                             ------------    ------------------
                                                                                (As restated,
                                                                                  Note 10)
Revenues:

     Related parties                                         $         --    $          148,684
     Others                                                       936,053                   789
                                                             ------------    ------------------
                                                                  936,053               149,473
Cost of revenues                                                  828,974                   632
                                                             ------------    ------------------
Gross profit                                                      107,079               148,841
                                                             ------------    ------------------
Operating expenses:
     Sales and marketing                                           20,216                22,241
     General and administrative:
       Related parties                                             30,000                75,000
       Others                                                     162,596               177,744
                                                             ------------    ------------------
Total operating expenses                                          212,812               274,985
                                                             ------------    ------------------
Loss from operations                                             (105,733)             (126,144)
                                                             ------------    ------------------
Other income (expense):
     Interest expense                                              (5,109)               (3,539)
     Gain on disposal of assets                                       526
     Other income:
       Related parties                                                 --                 9,706
                                                             ------------    ------------------
                                                                   (4,583)                6,167
                                                             ------------    ------------------
Loss before minority interest                                    (110,316)             (119,977)

Minority interest                                                  10,567                    --
                                                             ------------    ------------------
Net loss                                                     $    (99,749)   $         (119,977)
Comprehensive income - translation adjustment                          --                   369
                                                             ------------    ------------------
Comprehensive loss                                           $    (99,749)   $         (119,608)
                                                             ============    ==================
Basic and diluted loss per common share                      $          *    $                *
                                                             ============    ==================
Weighted average number of common shares outstanding           97,290,999            95,926,164
                                                             ============    ==================

* Less than $.01 per share

      See accompanying notes to condensed consolidated financial statements

                     KALAN GOLD CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                      Three Months Ended
                                                                           March 31
                                                                   2001               2000
                                                              ---------------    -------------
                                                                                 (As restated,
                                                                                    Note 10)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net cash used in operating activities                    $       (74,724)   $    (260,521)
                                                              ---------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from disposal of fixed assets                   $           526    $          --
     Proceeds from disposal of investment in subsidiaries              13,421               --
                                                              ---------------    -------------
           Net cash provided by investing activities          $        13,947               --
                                                              ---------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issue of shares of common stock                         --        1,150,000
     Net proceeds from (payments to) affiliated company                10,129         (311,428)
     Net proceeds from (payments to) a director                        54,386         (548,018)
     Payment of obligation under capital leases                        (3,962)          (5,531)
                                                              ---------------    -------------
           Net cash provided by financing activities          $        60,553    $     285,023
                                                              ---------------    -------------

Effect of exchange rate change on cash                                     --              369
Net (decrease) increase in cash                                          (224)          24,502
Cash, beginning of period                                               4,071            3,959
                                                              ---------------    -------------
Cash, end of period                                           $         3,847    $      28,830
                                                              ===============    =============

      See accompanying notes to condensed consolidated financial statements

                             KALAN GOLD CORPORATION
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Kalan Gold Corporation (the "Company") include the accounts of Kalan Gold Corporation and its wholly-owned subsidiary, Animated Electronic Industries Sdn Bhd ("AEI"), as well as AEI's 86% owned subsidiary, Perwimas Telecommunications Sdn Bhd ("PTSB"), a company incorporated in Malaysia. All significant intercompany accounts and transactions have been eliminated on consolidation.

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

2.   GOING CONCERN AND MANAGEMENT'S PLANS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the period ended March 31, 2001, the Company reported a net loss of $99,749 and at March 31, 2001 has an accumulated deficit of $1,253,621. The Company has not recognized any significant revenues and expects to incur continued cash outflows, which are expected to result in a working capital deficiency within the current fiscal year. As a result, the Company may experience difficulty and uncertainty in meeting its liquidity needs during the current fiscal year.

The Company is developing a wireless broadband network, "VISIONET", in Malaysia and intends to acquire additional licenses and spectrum rights in other Asian markets. In November 2000, PTSB entered into a strategic alliance with a Malaysian Internet service provider. The Company has since developed a revised business model based on the operations of an integrated national broadband network. The Company expects to generate revenues by providing other broadband communication services that include:

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

3.   TRANSLATION OF CURRENCIES

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

4.   REVENUE RECOGNITION

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

5.   LOSS PER COMMON SHARE

Loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted loss per common share includes the dilution that would occur if outstanding stock options and other dilutive securities were exercised and is comparable to the loss per common share the Company has historically reported. The diluted loss per common share calculation excludes the effect of stock options when their exercise prices exceed the average market price over the period.

6.   INTANGIBLE ASSETS

Intangible assets at March 31, 2001 consist of goodwill of $559,491. Goodwill represents the costs of the Company's investment in PTSB in excess of the net tangible assets acquired, and is amortized on the straight line method over five years.

7.   INCOME TAXES:

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

No income tax provision was made for the period as the Company incurred losses from its operation for the three-month periods ended March 31, 2001 and 2000, respectively.

8.   ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

9.   RECLASSIFICATIONS

Certain amounts in the prior period financial statements have been reclassified for comparative purposes to conform to the presentation in the current period financial statements.

10. RESTATEMENT OF THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE QUARTER ENDED MARCH 31, 2000

Subsequent to the issuance of the Company's March 31, 2000 Form 10QSB filed May 22, 2000, management became aware that related party receivables related to the normal operations and asset sales were not recorded properly. Due to the extended period of time without payment from related parties and the uncertain collectibility, the Company has determined that sales to related parties for normal operations should be recorded as revenue when cash is collected. Also, the sale of assets to related parties has been recorded under the cost of recovery method. Revenue will be recognized when the cost of the equipment sold has been fully recovered. The Company's March 31, 2000 financial statements have been restated to reflect this accounting change as follows:

                                              Quarter ended March 31, 2000
                                          --------------------------------------
                                             As previously
                                               reported            As restated
                                          -----------------      ---------------
    Total assets                          $    2,362,948         $     4,079,383
    Total liabilities                            567,463               1,628,909
    Minority interest                            (23,016)                      0
    Shareholders' equity (deficit)             1,818,501               2,450,474
    Net loss applicable to common
      shareholders                               237,750                 119,977
    Net loss per share applicable
      to common shareholder                           -                      -


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

Kalan Gold Corporation and subsidiaries (the "Company") provides network facilities and services for two-way wireless broadband applications that include distance learning, live news coverage, remote video surveillance, emergency field services (including tele-medicine) and on site progress monitoring. Presently, the Company's revenues are primarily derived from the design, development and production of interactive multimedia websites and content.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2001 TO THE THREE MONTHS ENDED MARCH 31, 2000


REVENUES

Revenues for the three months ended March 31, 2001 totaled $936,053 compared to $149,473 for the three months ended March 31, 2000, an increase of $786,580 or 526%. The increase in net sales in the three months ended March 31, 2001 as compared to the three months ended March 30, 2000 was mainly due to an increase in fees earned from the production of multimedia programs. No single customer accounted for more than 10% of total revenue for the three months ended March 31, 2001. For the three months ended March 31, 2000, three customers, all related entities, accounted for 38%, 47% and 14% respectively, of total revenue.

GROSS PROFIT

Gross profit decreased to $107,079 for the three months ended March 31, 2001, compared to $148,841 for the three months ended March 31, 2000, a decrease of $41,762 or 28%. The decrease in gross profit was due to higher cost of revenues incurred in 2001. Cost of revenues increased by $828,342, or 131,067%, to $828,974 in 2001 from $632 in 2000. This increase was a result of the Company requiring additional external resources in order to fulfill the higher demand for the Company's services. The outsourcing of content production work enabled the Company to develop a team of contractors that will assist the Company in producing multimedia content and applications that are crucial to its future business operation. In the three months ended March 31, 2000, the Company utilized its existing manpower and facilities for the development and production of multimedia content and expenses related to cost of production were not segregated from general and administrative expenses.

SALES AND MARKETING EXPENSES

Sales and marketing expenses decreased by $2,025, or 9%, to $20,216 for the three months ended March 31, 2001 from $22,241 for the three months ended March 31, 2000. The decrease was primarily due to lower marketing expenses incurred to promote the Company's business of developing and producing multimedia programs and provision of design and consulting services for interactive website development.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $192,596 for the three months ended March 31, 2001 compared to $252,744 for the three months ended March 31, 2000, a decrease of $60,148 or 24%. The decrease was mainly attributable to lower general and administrative expenses resulting from outsourcing of multimedia content production to contractors and lower management fees payable to a company in which the President and Chief Executive Officer of the Company, has a financial interest. The management fee was charged on the basis of time spent for the administration and management services provided to the Company.

NET LOSS

The Company recorded a net loss of $99,749 for the three months ended March 31, 2001 compared to a net loss of $119,977 for the three months ended March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2001, the Company had cash of $3,847. All operations were funded from internally generated funds and working capital advanced by the principal shareholder, director and officer of the Company. These advances bear no interest and have no fixed terms of repayment.

For the three months ended March 31, 2001, cash used in operating activities of $74,726 was attributable to higher operating expenses.

Net cash received from investing activities of $13,947 was primarily due to receipt of proceeds attributable to sale of a subsidiary in 2000.

Net cash provided by financing activities of $60,553 was primarily from advances by the principal shareholder, director and officer of the Company. As of March 31, 2001, the Company owed Mr. Lim, the Chief Executive Officer, President and a Director of the Company, $174,807 for short-term cash advances made to the subsidiary of the Company for working capital purposes from time to time. Additionally, as of March 31, 2001 the amount owing to a company in which Mr. Lim has a financial interest amounted to $156,058. This amount was for short-term cash advances made to the Company and its subsidiaries for working capital purposes from time to time and for management fees. These amounts are unsecured, bear no interest and have no fixed terms of repayment.

The Company believes that sufficient cash will be generated from the following sources to fund its operations for the next twelve months:

o Intensification of efforts to collect overdue receivables. The Company will maintain close contact with its debtors to keep updated on their liquidity status. The debtors will be persuaded to give priority to outstanding debts due to the Company whenever funds are available. Legal action will only be taken as a last resort.

o Advances from director and major shareholder as and when required to finance Kalan's working capital requirements. The Company's President and CEO, Mr. Patrick Lim, who is also the Company's major shareholder, has committed himself to advance funds to the Company for working capital. Such funds have been provided by Mr. Lim since the completion of the reverse acquisition of Kalan by AEI.

o The Company may consider a private placement of its shares.

o The Company may also seek to obtain equipment financing.

In addition to internally generated funds and financial support from a director and major shareholder, the Company seeks to raise additional funds from equity or debt financing for its future working capital requirements. As of March 31, 2001 the Company has to date acquired assets of approximately $1.2 million, including asset purchases of approximately $395,000 in year 2000, in preparing for the roll out of VISIONET. The Company estimates that additional capital expenditures up to $10.0 million will be required for the commercial launch of VISIONET in 2001. There is, however, no assurance that financing will be available or, if available, that it would be offered to the Company on acceptable terms. The Company will continuously evaluate its financing requirements and may decide to consider alternative modes of financing.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Details of the Company's legal proceedings have been described in the Company's Form 10-KSB for the year ended December 31, 2000. There were no further developments with respect to the Company's legal proceedings during the first quarter of 2001.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         None.

     (b) Reports on Form 8-K:

         None.

                                   SIGNATURES

     In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     KALAN GOLD CORPORATION
                                           (Registrant)

DATE: MAY 14, 2001                   BY: /s/ Patrick Soon-Hock Lim
                                        ------------------------------
                                        Patrick Soon-Hock Lim
                                        President & Chief Executive Officer

DATE: MAY 14, 2001                   BY: /s/ Chee Hong Leong
                                        ------------------------------
                                        Chee Hong Leong
                                        Chief Financial Officer
                                       (Principal Financial Officer and
                                        Principal Accounting Officer)