Form 10QSB
period 2001-06-30
KALAN GOLD CORP
filed 2001-08-14
CIK 940516

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                    FOR QUARTERLY PERIOD ENDED JUNE 30, 2001

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

Yes  _X_    No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


        Class                      Number of shares outstanding at June 30, 2001
        -------                    ---------------------------------------------
Common stock, $.00001 par value                      97,690,999

FORM 10-QSB
1ST QUARTER
                                      INDEX

                                                                          Page
PART I  -  FINANCIAL INFORMATION

         ITEM 1. FINANCIAL STATEMENTS

         Condensed consolidated balance sheet as at June 30, 2001
         (Unaudited)                                                           3

         Condensed consolidated statements of operations and comprehensive loss for the periods ended June 30, 2001 and June 30, 2000 (As
         restated)(Unaudited)                                                  4

         Condensed consolidated statements of cash flows for the periods
         ended June 30, 2001 and June 30, 2000 (As restated) (Unaudited)       5

         Notes to condensed consolidated financial statements (Unaudited)  6 - 9

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS                    10 - 14


PART II - OTHER INFORMATION

         ITEM 1. LEGAL PROCEEDINGS                                            15

         ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS                    15

         ITEM 3. DEFAULTS UPON SENIOR SECURITIES                              15

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS          15

         ITEM 5. OTHER INFORMATION                                            15

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                             15

         SIGNATURES                                                           16


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

PART I -  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     KALAN GOLD CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2001
                                   (Unaudited)

                                     ASSETS

Current assets:
     Cash                                                               $    43,967
     Accounts receivable, less allowance for doubtful
       accounts of $779,179                                                 975,777
     Prepaid expenses                                                        24,034
                                                                        -----------
              Total current assets                                        1,043,778
Furniture and equipment, net                                              1,746,235
Intangible assets, net                                                      530,044
Long-term receivables, related parties                                      789,474
                                                                        -----------
                                                                        $ 4,109,531
                                                                        ===========
                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current portion of capital lease obligations                       $    18,919
     Accounts payable                                                       296,680
     Accrued expenses                                                       348,668
     Amount due to an affiliated company                                    186,058
     Amount due to a director                                               231,031
                                                                        -----------
              Total current liabilities                                   1,081,356
                                                                        -----------
     Capital lease obligations, net of current portion                      125,414
     Deferred gain                                                          729,395
                                                                        -----------
              Total liabilities                                           1,936,165
                                                                        -----------
Minority interest                                                           139,116
                                                                        -----------
Shareholders' equity:
     Preferred stock, $0.10 par value; 1,000,000 shares authorized;
       no shares issued and outstanding
     Common stock, $.00001 par value; 100,000,000 shares authorized;
       97,690,999 shares issued and outstanding                                 977
     Additional paid-in capital                                           3,452,411
     Options (Note 10)                                                       42,750
     Deferred compensation cost (Note 10)                                   (41,562)
     Accumulated deficit                                                 (1,476,942)
     Accumulated other comprehensive income                                  56,616
                                                                        -----------
              Total shareholders' equity                                  2,034,250
                                                                        -----------
                                                                        $ 4,109,531
                                                                        ===========

      See accompanying notes to condensed consolidated financial statements

                     KALAN GOLD CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                                   (Unaudited)

                                                             Three months ended                Six months ended
                                                                  June 30                           June 30
                                                            2001            2000             2001            2000
                                                            ----            ----             ----            -----
                                                                        (As restated,                     (As restated,
                                                                          Note 11)                           Note 11)
Revenues:
     Related parties                                   $       --      $    272,022    $       --      $    420,706
     Others                                                 802,631         790,343       1,738,684         791,132
                                                       ------------    ------------    ------------    ------------
                                                            802,631       1,062,365       1,738,684       1,211,838
Cost of revenues                                            757,894         775,071       1,586,868         775,703
                                                       ------------    ------------    ------------    ------------
Gross profit                                                 44,737         287,294         151,816         436,135
                                                       ------------    ------------    ------------    ------------
Operating expenses:
     Sales and marketing                                     47,099          29,225          67,315          51,466
     General and administrative:
       Related parties                                       30,000          75,000          60,000         150,000
       Others                                               196,620         665,970         359,216         843,714
                                                       ------------    ------------    ------------    ------------
Total operating expenses                                    273,719         770,195         486,531       1,045,180
                                                       ------------    ------------    ------------    ------------
Loss from operations                                       (228,982)       (482,901)       (334,715)       (609,045)
                                                       ------------    ------------    ------------    ------------
Other income (expense):
     Interest expense                                        (4,889)        (10,388)         (9,998)        (13,927)
     Gain on disposal of assets
       Related parties                                         --           416,411            --           416,411
       Others                                                  --            43,538             526          43,538
     Other income:
       Related parties                                         --            11,321            --            21,027
                                                       ------------    ------------    ------------    ------------
                                                             (4,889)        460,882          (9,472)        467,049
                                                       ------------    ------------    ------------    ------------
Loss before minority interest                              (233,871)        (22,019)       (344,187)       (141,996)

Minority interest                                            10,550            --            21,117            --
                                                       ------------    ------------    ------------    ------------
Net loss                                               $   (223,321)   $    (22,019)   $   (323,070)   $   (141,996)
Comprehensive income (loss) - translation adjustment            (23)            (76)            (23)            293
                                                       ------------    ------------    ------------    ------------
Comprehensive loss                                     $   (223,344)   $    (22,095)   $   (323,093)   $   (141,703)
                                                       ============    ============    ============    ============
Basic and diluted loss per common share                $          *    $          *    $          *    $          *
                                                       ============    ============    ============    ============

Weighted average number of common shares outstanding     97,326,358      95,926,164      97,326,358      95,926,164
                                                       ============    ============    ============    ============

* Less than $.01 per share

      See accompanying notes to condensed consolidated financial statements

                     KALAN GOLD CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                 Six Months Ended
                                                                     June 30
                                                                2001          2000
                                                                ----          ----
                                                                           (As restated,
                                                                              Note 11)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net cash used in operating activities                  $  (156,627)   $  (679,464)
                                                            -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from sale of furniture and equipment          $       526    $   130,610
     Proceeds from disposal of investment in subsidiaries        13,421           --
     Proceed from sale of assets                                   --          492,105
     Purchase of furniture and equipment                           --         (412,012)
                                                            -----------    -----------
           Net cash provided by investing activities        $    13,947        210,703
                                                            -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issue of shares of common stock               40,000      1,150,000
     Net proceeds from (payments to) affiliated company          40,129       (180,781)
     Net proceeds from (payments to) a director                 110,610       (486,471)
     Payment of obligation under capital leases                  (8,140)        (6,392)
                                                            -----------    -----------
           Net cash provided by financing activities        $   182,599    $   476,356
                                                            -----------    -----------

Effect of exchange rate change on cash                              (23)           293
Net increase in cash                                             39,919          7,595
Cash, beginning of period                                         4,071          3,959
                                                            -----------    -----------
Cash, end of period                                         $    43,967    $    11,847
                                                            ===========    ===========

      See accompanying notes to condensed consolidated financial statements

                             KALAN GOLD CORPORATION
          NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)

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


2.  GOING CONCERN AND MANAGEMENT'S PLANS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the period ended June 30, 2001, the Company reported a net loss of $323,070 and at June 30, 2001, has an accumulated deficit of $1,476,942. The Company has not recognized any significant revenues and expects to incur continued cash outflows, which are expected to result in a working capital deficiency within the current fiscal year. As a result, the Company may experience difficulty and uncertainty in meeting its liquidity needs during the current fiscal year.

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

6.  INTANGIBLE ASSETS

Intangible assets at June 30, 2001 consist of goodwill of $530,044. Goodwill represents the costs of the Company's investment in PTSB in excess of the net tangible assets acquired, and is amortized on the straight line method over five years.


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

No income tax provision was made for the period as the Company incurred losses from its operation for the six-month periods ended June 30, 2001 and 2000, respectively.


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

10.  STOCK OPTIONS

During the three months ended June 30, 2001, the Company granted options to purchase 750,000 shares of the Company's common stock at $.085 per share to a consultant for service to be provided to the Company. These options were valued at $.057 per share based upon the Black-Sholes option pricing model, resulting in compensation expense of $42,750, of which $1,188 has been recognized during the three months ended June 30, 2001. These options are exercisable through May 2006, contingent upon continuous service by the officer through specified dates.


11. RESTATEMENT OF THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE QUARTER ENDED JUNE 30, 2000

Subsequent to the issuance of the Company's June 30, 2000 Form 10QSB filed August 18, 2000, management became aware that related party receivables related to the normal operations and asset sales were not recorded properly. Due to the extended period of time without payment from related parties and the uncertain collectibility, the Company has determined that sales to related parties for normal operations should be recorded as revenue when cash is collected. Also, the sale of assets to related parties has been recorded under the cost recovery method. Revenue will be recognized when the cost of the equipment sold has been fully recovered. The Company's June 30, 2000 financial statements have been restated to reflect this accounting change as follows:

                                               Six months ended June 30, 2000
                                               ------------------------------

                                               As previously
                                                 reported         As restated
                                               -----------        -----------

     Total assets                              $ 2,754,397        $ 4,001,771
     Total liabilities                             928,433          1,573,392
     Shareholders' equity (deficit)              1,825,964          2,428,379
     Net profit/(loss) applicable to
         the three months ended
         June 30, 2000 common
         Shareholders                                7,539            (22,019)
     Net profit/(loss) applicable to
         the six months ended
         June 30, 2000 common
         shareholders                             (230,211)          (141,996)

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


The Company is in the process of building the infrastructure for the commercial roll out of VISIONET, a countrywide wireless broadband network undertaken by the Company's subsidiary, Perwimas Telecommunications Sdn Bhd ("PTSB"), sometime in the second half of 2001. In connection with the build out of VISIONET, the Company had formalized a long-term strategic business relationship with Siemens Malaysia. Under the Agreement, Siemens will extend preferred payment terms to the Company for equipment used in the build out of VISIONET and extend its best effort to assist the Company to obtain applications and multimedia content from its global partners that will contribute to the revenue of VISIONET. Siemens will also be responsible for overall network design, the supply of equipment, systems integration, build out services and maintenance of a best of breed end-to-end solution for the deployment of VISIONET. The Company expects to commit an initial purchase of equipment worth up to $250 thousand from Siemens for the commercial rollout of VISIONET. Following the countrywide deployment of VISIONET in Malaysia, the Company hopes to work with Siemens to tap opportunities in the emerging broadband market in the South East Asian region.

To complement its business in operating a broadband network, the Company has also entered into a business relationship with Computer Associates International, Inc. ("CA"), in July 2001, to tap the mobile eBusiness opportunities in Malaysia and the Asian regional markets. Under the relationship, CA will be appointed as a technology provider for the IT infrastructure and data management of VISIONET. In addition to providing the eBusiness management software, CA will be extending its industry-leading infrastructure, information and process management solutions to VISIONET to ensure that the Company's customers can realize the full potential business value of mobile applications and services. As a demonstration of its confidence in the Company, a company associated with CA will also acquire a significant minority stake in the Company's Malaysian subsidiary, subject to the approval of relevant regulatory authorities. The Company's subsidiary, PTSB, will also act as a facilitator and partner in Malaysian and Asian projects jointly identified with CA.

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2001 TO THE THREE MONTHS ENDED JUNE 30, 2000


REVENUES

Revenues for the three months ended June 30, 2001 totaled $802,631 compared to $1,062,365 for the three months ended June 30, 2000, a decrease of $259,734 or 24%. The decrease in net sales in the three months ended June 30, 2001 as compared to the three months ended June 30, 2000 was due to decrease in income received from related parties. No single customer accounted for more than 10% of total revenue for the three months ended June 30, 2001. For the three months ended June 30, 2000, one customer, a related entity, accounted for 19% of total revenue.


GROSS PROFIT

Gross profit decreased to $44,737 for the three months ended June 30, 2001, compared to $287,294 for the three months ended June 30, 2000, a decrease of $242,557 or 84%. The decrease in gross profit was due to higher cost of revenues incurred in 2001. Cost of revenue increased as a percentage of revenue from 73% for the three months ended June 30, 2000 to 95% for the three months ended June 30, 2001. This increase was a result of the Company requiring additional external resources in order to fulfill the increase demand for the Company's non-related party services. Cost of revenues was lower for the three months ended June 30, 2000 because the outsourcing of content production work only commenced in April 2000.

SALES AND MARKETING EXPENSES

Sales and marketing expenses increased by $17,874, or 61%, to $47,099 for the three months ended June 30, 2001 from $29,225 for the three months ended June 30, 2000. The increase was primarily due to higher marketing expenses incurred to promote the Company's business of developing and producing multimedia programs and provision of design and consulting services for interactive website development.


GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $226,620 for the three months ended June 30, 2001 compared to $740,970 for the three months ended June 30, 2000, a decrease of $514,350 or 69%. The decrease was mainly attributable to reduction in allowance for doubtful receivables, legal fees and expenses incurred for the "soft launch" of VISIONET in June 2000. Lower general and administrative expenses in 2001 were also due to reduced management fees to a company in which the President and Chief Executive Officer of the Company, has a financial interest. The management fee was charged on the basis of time spent for the administration and management services provided to the Company.


GAIN ON DISPOSAL OF ASSETS - RELATED PARTIES

There was no gain on disposal of assets for the three months ended June 30, 2001. For the three months ended June 30, 2000, the Company recognized a previously deferred gain on disposal of assets of $416,411. The gain was deferred from 1998 when the company sold a patent to a related party for $421,521, where the consideration received was an account receivable. The gain was recognized in 2000 after the Company received full payment from the related party.

NET LOSS

The Company recorded a net loss of $223,321 for the three months ended June 30, 2001 compared to a net loss of $22,019 for the three months ended June 30, 2000.


COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2001 TO THE SIX MONTHS ENDED JUNE 30, 2000


REVENUES

Revenues for the six months ended June 30, 2001 totaled $1,738,684 compared to $1,211,838 for the six months ended June 30, 2000, an increase of $526,846 or 43%. The increase in net sales in the six months ended June 30, 2001 as compared to the six months ended June 30, 2000 was mainly due to an increase in fees earned from the production of multimedia programs. No single customer accounted for more than 10% of total revenue for the six months ended June 30, 2001. For the six months ended June 30, 2000, two customers, both related entities, respectively accounted for 21% and 12% of total revenue.


GROSS PROFIT

Gross profit decreased to $151,816 for the six months ended June 30, 2001, compared to $436,135 for the six months ended June 30, 2000, a decrease of $284,319 or 65%. The decrease in gross profit was due to higher cost of revenues incurred in 2001. Cost of revenues increased by $811,165, or 105%, to $1,586,868 in 2001 from $775,703 in 2000. This increase was a result of the Company requiring additional external resources in order to fulfill the increase demand for the Company's non-related party services. The outsourcing of content production work enabled the Company to develop a team of contractors that will assist the Company in producing multimedia content and applications that are crucial to its future business operation. Cost of revenues was lower for the six months ended June 30, 2000 because the outsourcing of content production work only commenced in April 2000.

SALES AND MARKETING EXPENSES

Sales and marketing expenses increased by $15,849, or 31%, to $67,315 for the six months ended June 30, 2001 from $51,466 for the six months ended June 30, 2000. The increase was primarily due to higher marketing expenses incurred to promote the Company's business of developing and producing multimedia programs and provision of design and consulting services for interactive website development.


GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $419,216 for the six months ended June 30, 2001 compared to $993,714 for the six months ended June 30, 2000, a decrease of $574,498 or 58%. The decrease was mainly attributable to lower general and administrative expenses resulting from outsourcing of multimedia content production to contractors, reduction in allowance for doubtful receivables, legal fees and expenses incurred for the "soft launch" of VISIONET in June 2000. Lower general and administrative expenses in 2001 were also due to reduced management fees to a company in which the President and Chief Executive Officer of the Company, has a financial interest. The management fee was charged on the basis of time spent for the administration and management services provided to the Company.

GAIN ON DISPOSAL OF ASSETS - RELATED PARTIES

There was no gain on disposal of assets for the six months ended June 30, 2001. For the six months ended June 30, 2000, the Company recognized a previously deferred gain on disposal of assets of $416,411. The gain was deferred from 1998 when the company sold a patent to a related party for $421,521, where the consideration received was an account receivable. The gain was recognized in 2000 after the Company received full payment from the related party.


NET LOSS

The Company recorded a net loss of $323,070 for the six months ended June 30, 2001 compared to a net loss of $141,996 for the six months ended June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2001, the Company had cash of $43,967. All operations were funded from internally generated funds and working capital advanced by the principal shareholder, director and officer of the Company. These advances bear no interest and have no fixed terms of repayment.

For the six months ended June 30, 2001, cash used in operating activities of $156,627 was attributable to higher operating expenses.

Net cash received from investing activities of $13,947 was primarily due to receipt of proceeds attributable to sale of a subsidiary in 2000.

Net cash provided by financing activities of $182,599 was primarily from the proceeds on issuance of shares of common stock for $40,000 and advances by the principal shareholder, director and officer of the Company. As of June 30, 2001, the Company owed Mr. Lim, the Chief Executive Officer, President and a Director of the Company, $231,031 for short-term cash advances made to the subsidiary of the Company for working capital purposes from time to time. Additionally, as of June 30, 2001 the amount owing to a company in which Mr. Lim has a financial interest amounted to $186,058. This amount was for short-term cash advances made to the Company and its subsidiaries for working capital purposes from time to time and for management fees. These amounts are unsecured, bear no interest and have no fixed terms of repayment.

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

In addition to internally generated funds and financial support from a director and major shareholder, the Company seeks to raise additional funds from equity or debt financing for its future working capital requirements. As of December 31, 2000 the Company has to date acquired assets of approximately $1.2 million, including asset purchases of approximately $395,000 in year 2000, in preparing for the roll out of VISIONET. During the period ended June 30, 2001, the Company did not acquire additional equipment. The Company expects to commit purchase equipment of approximately $250 thousand for the commercial rollout of VISIONET in 2001. The Company estimates that additional capital expenditures up to $5.0 million will be required for the countrywide deployment of VISIONET. There is, however, no assurance that financing will be available or, if available, that it would be offered to the Company on acceptable terms. The Company will continuously evaluate its financing requirements and may decide to consider alternative modes of financing.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Details of the Company's legal proceedings have been described in the Company's Form 10-KSB for the year ended December 31, 2000. There were no further developments with respect to the Company's legal proceedings during the period ended June 30, 2001.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On June 1, 2001, pursuant to a retainer agreement between the Company and its Director of Investor Relations, Mr. Joseph Daley, the Company granted a stock option to Mr. Daley for 750,000 shares of common stock at $0.085 per share. These options were valued at $.057 per share based upon the Black-Sholes option pricing model, resulting in compensation expense of $42,750, of which $1,188 has been recognized during the three months ended June 30, 2001. The option is exercisable through May 2006, contingent upon continuous service by the optionee through specified date and for certain limited time thereafter in the event of termination of the retainer agreement.

On May 18, 2001, the Company sold 400,000 shares of its restricted common stocks to Mr. Wan Malek Ibrahim at $0.10 per share. The shares were sold in reliance upon the exemption provided by Regulation S under the Securities Act of 1933, as amended.

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

                                         KALAN GOLD CORPORATION
                                              (Registrant)



DATE: August 14, 2001                    BY: /s/ Patrick Soon-Hock Lim
                                             ------------------------------
                                             Patrick Soon-Hock Lim
                                             President & Chief Executive Officer

DATE: August 14, 2001                    BY: /s/ Chee Hong Leong
                                             ------------------------------
                                             Chee Hong Leong
                                             Chief Financial Officer
                                             (Principal Financial Officer and
                                              Principal Accounting Officer)