Form 10QSB
period 2001-09-30
KALAN GOLD CORP
filed 2001-11-14
CIK 940516

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                  FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 0-25658

                        DIGITAL BROADBAND NETWORKS, INC.
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

                             KALAN GOLD CORPORATION
              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                          IF CHANGED SINCE LAST REPORT)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:



        Class                 Number of shares outstanding at September 30, 2001
        -----                 --------------------------------------------------
Common stock, $.00001 par value                  97,690,999

FORM 10-QSB
3RD QUARTER
                                      INDEX

                                                                            Page
PART I  -  FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS


     Condensed consolidated balance sheet as at
     September 30, 2001 (Unaudited)                                            3

     Condensed consolidated statements of operations
     and comprehensive income (loss) for the three-month
     and nine-month periods ended September 30, 2001 and
     September 30, 2000 (As restated) (Unaudited)                              4

     Condensed consolidated statements of cash flows for
     the periods ended September 30, 2001 and September 30, 2000
     (As restated) (Unaudited)                                                 5

     Notes to condensed consolidated financial statements (Unaudited)     6 - 10

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS                        11 - 15


PART II - OTHER INFORMATION

         ITEM 1. LEGAL PROCEEDINGS                                            16

         ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS                    16

         ITEM 3. DEFAULTS UPON SENIOR SECURITIES                              17

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS          17

         ITEM 5. OTHER INFORMATION                                            17

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                             17

         SIGNATURES                                                           18



SAFE HARBOR STATEMENT

This Form 10-QSB and other reports filed by the Company from time to time with the Securities and Exchange Commission, as well as the Company's press releases, contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company's management, as well as estimates and assumptions made by the Company's management. Forward-looking statements can be identified by the use of forward-looking terminology such as "believes", "may", "should", "anticipates", "estimates", "expects", "future", "intends", "hopes" or "plans" or the negative thereof. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause actual results of the Company to vary materially from historical results or from any future results expressed or implied in such forward-looking statements. Such factors include, among others, the following: revocation of the Company's license, ability to successfully implement its business plans, market acceptance of fixed wireless broadband services, ability to obtain services provided by other communications companies, failure to obtain roof access, the ability of the Company to raise capital on a timely basis, the Company's business is subject to existing and future government regulations, failure to retain qualified personnel, competitive pressures and potentially adverse tax and cash flow consequences resulting from operating in multiple countries with different laws and regulations, ability to maintain profitability in the future, the ability of the Company to deploy VISIONET, and general economic and business conditions in Malaysia. The Company does not undertake to update, revise or correct any of the forward-looking information.

PART I -  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                DIGITAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2001
                                   (Unaudited)


                                     ASSETS
Current assets:

     Cash                                                                                    $          44,552
     Accounts receivable, less allowance for doubtful
       accounts of $779,179                                                                            964,725
     Prepaid expenses                                                                                   24,234
                                                                                               ---------------
              Total current assets                                                                   1,033,511
Furniture and equipment, net                                                                         1,684,644
Intangible assets, net                                                                                 500,597
Long-term receivables, related parties                                                                 789,474
                                                                                               ---------------
                                                                                             $       4,008,226
                                                                                               ===============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

     Current portion of capital lease obligations                                            $          19,795
     Accounts payable                                                                                  310,657
     Accrued expenses                                                                                  352,418
     Amount due to an affiliated company                                                               238,238
     Amount due to a director                                                                          255,362
                                                                                               ---------------
              Total current liabilities                                                              1,176,470
                                                                                               ---------------
     Capital lease obligations, net of current portion                                                 120,138
     Deferred gain                                                                                     729,395
                                                                                               ---------------
              Total liabilities                                                                      2,026,003
                                                                                               ---------------
Minority interest                                                                                      128,123
                                                                                               ---------------

Shareholders' equity:
     Preferred stock, $0.10 par value; 1,000,000 shares authorized;
       no shares issued and outstanding
     Common stock, $.00001 par value; 100,000,000 shares authorized;
       97,690,999 shares issued and outstanding                                                            977
     Additional paid-in capital                                                                      3,452,411
     Options (Note 4)                                                                                    3,563
     Accumulated deficit                                                                            (1,659,423)
     Accumulated other comprehensive income                                                             56,572
                                                                                               ---------------
              Total shareholders' equity                                                             1,854,100
                                                                                               ---------------
                                                                                             $       4,008,226
                                                                                               ===============

      See accompanying notes to condensed consolidated financial statements



                DIGITAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)

                                                              Three months ended                  Nine months ended
                                                                 September 30                       September 30
                                                            2001             2000              2001             2000
                                                           ------           -------           ------           -------
                                                                        (As restated,                     (As restated,
                                                                            Note 5)                            Note 5)
Revenues:
     Related parties                                   $          --     $      84,235    $          --     $     504,941
     Others                                                1,338,158         1,544,808        3,076,842         2,335,940
                                                         -----------       -----------      -----------       -----------
                                                           1,338,158         1,629,043        3,076,842         2,840,881
Cost of revenues                                           1,283,552         1,514,395        2,870,420         2,290,098
                                                         -----------       -----------      -----------       -----------
Gross profit                                                  54,606           114,648          206,422           550,783
                                                         -----------       -----------      -----------       -----------
Operating expenses:
     Sales and marketing                                      55,160            30,284          122,475            81,750
     General and administrative:
       Related parties                                        30,000            75,000           90,000           225,000
       Others                                                158,227           139,092          517,443           982,806
                                                         -----------       -----------      -----------       -----------
Total operating expenses                                     243,387           244,376          729,918         1,289,556
                                                         -----------       -----------      -----------       -----------
Loss from operations                                        (188,781)         (129,728)        (523,496)         (738,773)
                                                         -----------       -----------      -----------       -----------
Other income (expense):
     Interest expense                                         (4,693)           (3,369)         (14,691)          (17,296)
     Gain on sale of subsidiaries                                 --           489,251               --           489,251
     Gain on disposal of assets
       Related parties                                            --                --               --           416,411
       Others                                                     --                --              526            43,538
     Other income:
       Related parties                                            --                --               --            21,027
                                                         -----------       -----------      -----------       -----------
                                                              (4,693)          485,882          (14,165)          952,931
                                                         -----------       -----------      -----------       -----------
(Loss) Income before minority interest                      (193,474)          356,154         (537,661)          214,158

Minority interest                                             10,993            (7,704)          32,110            (7,704)
                                                         -----------       -----------      -----------       -----------
Net (loss) income                                           (182,481)          348,450         (505,551)          206,454
Comprehensive income (loss) - translation adjustment             (44)               --              (67)              293
                                                         -----------       -----------      -----------       -----------
Comprehensive (loss) income                            $    (182,525)    $     348,450    $    (505,618)    $     206,747
                                                         ===========       ===========      ===========       ===========
Basic and diluted income (loss) per common share       $           *     $           *    $           *     $           *
                                                         ===========       ===========      ===========       ===========

Weighted average number of common shares outstanding      97,690,999        97,290,999       97,449,241        96,836,054
                                                         ===========       ===========      ===========       ===========


* Less than $.01 per share


      See accompanying notes to condensed consolidated financial statements

                DIGITAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                  Nine Months Ended
                                                                                       September 30
                                                                             2001                  2000
                                                                           --------              --------
                                                                                             (As restated,
                                                                                               Note 5)

CASH FLOWS FROM OPERATING ACTIVITIES
     Net cash used in operating activities                             $        (228,109)    $      (716,138)
                                                                       -----------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from sale of furniture and equipment                                   526             130,610
     Proceeds from disposal of investment in subsidiaries                         13,421                  --
     Proceed from sale of assets                                                      --             492,105
     Purchase of furniture and equipment                                                            (412,388)
                                                                       -----------------      --------------
           Net cash provided by investing activities                              13,947             210,327
                                                                       -----------------      --------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issue of shares of common stock                                40,000           1,150,000
     Net proceeds from (payments to) affiliated company                           92,309            (181,396)
     Net proceeds from (payments to) a director                                  134,941            (408,275)
     Payment of obligation under capital leases                                  (12,540)            (48,655)
                                                                       -----------------      --------------
           Net cash provided by financing activities                             254,710             511,674
                                                                       ---------------------- --------------

Effect of exchange rate change on cash                                               (67)                293
Net increase in cash                                                              40,548               5,863
Cash, beginning of period                                                          4,071               3,959
                                                                       ---------------------- --------------
Cash, end of period                                                    $          44,552     $        10,115
                                                                       =====================================



      See accompanying notes to condensed consolidated financial statements

                        DIGITAL BROADBAND NETWORKS, INC.
          NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)


1.       BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Digital Broadband Networks, Inc. (the "Company") include the accounts of Digital Broadband Networks, Inc. (f/k/a Kalan Gold Corporation) and its wholly-owned subsidiary, Animated Electronic Industries Sdn Bhd ("AEI"), as well as AEI's 86% owned subsidiary, Perwimas Telecommunications Sdn Bhd ("PTSB"), companies incorporated in Malaysia. All significant intercompany accounts and transactions have been eliminated on consolidation.

The unaudited condensed consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all the information and note disclosures required by United States generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of financial position, operating results and cash flows for the interim periods presented have been made. It is the Company's opinion that, when the interim Financial Statements are read in conjunction with the December 31, 2000 Annual Report on Form 10-KSB, the Company's disclosures are adequate to make the information presented not misleading. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year.

2.   GOING CONCERN AND MANAGEMENT'S PLANS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the nine-month period ended September 30, 2001, the Company reported a net loss of $505,551 and at September 30, 2001, has an accumulated deficit of $1,659,423. The Company has not recognized any significant revenues and expects to incur continued cash outflows, which are expected to result in an increased working capital deficiency within the current fiscal year. As a result, the Company may experience difficulty and uncertainty in meeting its liquidity needs during the current fiscal year.

The Company is developing a wireless broadband network, "VISIONET", in Malaysia and intends to acquire additional licenses and spectrum rights in other Asian markets. In November 2000, PTSB entered into a strategic alliance with a Malaysian Internet service provider. In September 2001, PTSB was awarded an Application Service Provider (ASP) license by the Malaysian Communications and Multimedia Commission. Management believes the ASP license will complement the wireless broadband license previously granted to the Company in 1997. The Company has now developed a revised business model based on the operations of an integrated national broadband network. The Company expects to generate revenues by providing other broadband communication services that include:

1.   operation of VISIONET;

2.   construction of owned and operated networks for third parties;

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

The Company's plan to overcome its financial difficulties and return to profitability centers on expanding its business in multimedia content production and the roll out of VISIONET. To cope with its expansion in the multimedia content production business, the Company had, since April 2000, sub-contracted production work to contractors to focus on marketing its content production services to gain a larger market share. The Company hopes to commercially launch VISIONET sometime in the fourth quarter of 2001 but cannot provide assurance that any target launch date will be met. The Company is currently negotiating with application service providers to host and deliver their content via VISIONET.

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



3.   SIGNIFICANT ACCOUNTING POLICIES


TRANSLATION OF CURRENCIES

The functional currency of the Company's subsidiaries is the Malaysian Ringgit. The financial statements of these subsidiaries are translated into United States dollars (USD) using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues and expenses. Translation gains and losses are treated as a component of shareholders' equity. The reporting currency used in the financial statements is USD unless otherwise stated.

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

INCOME (LOSS) PER COMMON SHARE

Income (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted income (loss) per common share includes the dilution that would occur if outstanding stock options and other dilutive securities were exercised and is comparable to the income (loss) per common share the Company has historically reported. The diluted income (loss) per common share calculation excludes the effect of stock options when their exercise prices exceed the average market price over the period.

INTANGIBLE ASSETS

Intangible assets at September 30, 2001 consist of goodwill of $500,597. Goodwill represents the costs of the Company's investment in PTSB in excess of the net tangible assets acquired, and is amortized on the straight line method over five years.

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

The Company incurred net losses for the nine-month periods ended September 30, 2001 and 2000, therefore, the Company had no tax provision.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2001, The Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited after that date. SFAS No. 142 changes the accounting for goodwill and intangible assets with indefinite lives from an amortization method to an impairment-only approach and requires intangible assets with finite lives to be amortized over their useful lives. Thus, amortization of goodwill and intangible assets with indefinite lives will cease upon adoption of the statement. SFAS No. 142 is required to be applied in fiscal years beginning after December 15, 2001. The Company is currently assessing the impact, if any, that SFAS No. 141 and SFAS No. 142 may have on its financial condition or results of operations.

In August 2001, the FASB issued SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, which addresses accounting and financial reporting for the impairment or disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001. The Company is currently assessing the impact, if any, that SFAS No. 144 may have on its financial condition and results of operations.

RECLASSIFICATIONS

Certain amounts in the prior period financial statements have been reclassified for comparative purposes to conform to the presentation in the current period financial statements.



4.   SHAREHOLDERS' EQUITY

On May 18, 2001, the Company sold 400,000 shares of its restricted common stock to a shareholder at $.10 per share. The shares were sold in reliance upon the exemption provided by Regulation S under the Securities Act of 1933, as amended.

In June 2001, the Company granted options to purchase 750,000 shares (Option Shares) of the Company's common stock at $.085 per share to a consultant for services to be provided to the Company. These options are exercisable through May 2006, contingent upon continuous service by the consultant through specified dates. On September 30, 2001, the Option Agreement between the Company and the consultant was terminated. Under the terms of the agreement, 62,500 options were exercisable by the consultant through December 30, 2001. These options were valued at $.057 per share based upon the Black-Sholes option pricing model, resulting in recognition of compensation expense of $3,563 during the period ended September 30, 2001. The remaining balance of 687,500 Option Shares were canceled following termination of the agreement.

On November 1, 2001, the Company granted options to purchase 250,000 shares of the Company's common stock at $.12 per share to a consultant for services to be provided to the Company. These options are exercisable through October 2006, contingent upon continuous service by the consultant through specified dates. On the date of the grant, the market value of the Company's common stock was $.11 per share.

5. RESTATEMENT OF THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE QUARTER ENDED SEPTEMBER 30, 2000

Subsequent to the issuance of the Company's September 30, 2000 Form 10QSB filed November 17, 2000, management became aware that related party receivables related to normal operations and asset sales were not recorded properly. Due to the extended period of time without payment from related parties and the uncertain collectibility, the Company determined that sales to related parties for normal operations should be recorded as revenue when cash is collected. Also, the sale of assets to related parties has been recorded under the cost recovery method. Revenue is to be recognized when the cost of the equipment sold has been fully recovered. The Company's September 30, 2000 financial statements have been restated to reflect this accounting change as follows:

                      Nine months ended September 30, 2000
                      ------------------------------------

                                       As previously
                                         reported             As restated
                                      ---------------        --------------

     Total assets                    $     3,565,496    $      4,897,105
     Total liabilities                     1,083,238           1,728,197
     Shareholders' equity                  2,090,178           2,776,829
     Net income applicable to
         common shareholders for
         the three months ended
         September 30, 2000                  264,214             348,450
     Net income applicable to
         common shareholders for
         the nine months ended
         September 30, 2000                   34,003             206,454


6.   SUBSEQUENT EVENT

On November 5, 2001, the Company signed a letter of intent to purchase office space in Australia for $909,080. The Company intends to lease the space for rental until it finalizes its plan to relocate its Asian headquarters to Australia. The purchase is subject to approval by the Company's board of directors and relevant statutory authorities as necessary under applicable laws, and subject to the terms of a definitive agreement that is to be executed by both parties within thirty days from the date of the letter of intent. In the event the definitive agreement is not executed within this time, either party may terminate the letter of intent.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

THE FOLLOWING ANALYSIS OF THE OPERATIONS AND FINANCIAL CONDITION OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO, OF THE COMPANY CONTAINED ELSEWHERE IN THIS FORM 10-QSB.


OVERVIEW

The Company, formerly known as Kalan Gold Corporation and Knight Natural Gas, Inc., changed its name to Digital Broadband Networks, Inc., after its shareholders approved the change of name in a Special Shareholders Meeting on August 17, 2001.

On April 20, 1999, the Company completed a merger with Animated Electronic Industries Sdn Bhd ("AEI"), a Malaysian, privately-held company formed October 6, 1988. At closing, AEI's shareholders received approximately 88% or 83,320,000 shares of the outstanding post-merger common stock of the Company in exchange for their AEI common stock. The transaction has been recorded in 1999 as an acquisition of Kalan Gold Corporation by AEI, and a recapitalization of AEI.

Digital Broadband Networks, Inc. and subsidiaries (the "Company") provides network facilities and services for two-way wireless broadband applications that include distance learning, live news coverage, remote video surveillance, emergency field services (including tele-medicine) and on site progress monitoring. Presently, the Company's revenues are primarily derived from the design, development and production of interactive multimedia websites and content.

The Company is in the process of building the infrastructure for the commercial roll out of VISIONET, a countrywide wireless broadband network undertaken by the Company's subsidiary, Perwimas Telecommunications Sdn Bhd ("PTSB"), sometime in the fourth quarter of 2001. In September 2001, PTSB has also been awarded an Application Service Provider (ASP) license by the Malaysian Communications and Multimedia Commission. The ASP license will complement the wireless broadband license granted to the Company in June 1997. As an ASP, PTSB could offer enterprise access over the Internet to applications and related services that would otherwise have to be located in their computers. The Company hopes that the ASP service will become an important alternative, not only for small and medium enterprises with low budgets for information technology, but also for larger companies as a form of outsourcing. New applications expected to generate additional revenue streams include:

-    remote access serving for users of an enterprise;

- specialized applications that would be expensive to install and maintain by an enterprise or individual;

- a off-premises local area network that allows mobile users to be connected to a common file server; and

-    construction of owned and operated networks for third parties.

In connection with the build out of VISIONET, the Company had formalized a long-term strategic business relationship with Siemens Malaysia. Under the Agreement, Siemens will extend preferred payment terms to the Company for equipment used in the build out of VISIONET and extend its best effort to assist the Company to obtain applications and multimedia content from its global partners that will contribute to the revenue of VISIONET. Siemens will also be responsible for overall network design, the supply of equipment, systems integration, build out services and maintenance of a best of breed end-to-end solution for the deployment of VISIONET. The Company has committed an initial purchase of hardware valued at $250,0000 from Siemens for the limited commercial rollout of VISIONET. Following the countrywide deployment of VISIONET in Malaysia, the Company hopes to work with Siemens to tap opportunities in the operation of broadband networks in the Asian regional markets.

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

In September 2001, the Company announced its strategic collaboration with Aptilo Networks, Sweden, to deploy local mobile networks ("LMN") in Malaysia and the Asian regional markets. The integration of LMNs with VISIONET will enable VISIONET's subscribers to receive live video streams from their handheld devices and laptops, and to access the Internet and their corporate intranets at near T1 speeds remotely from public locations in the "travel ribbon" such as hotels, airports, restaurants, conference centers, shopping malls and coffeehouses. The first integrated VISIONET-LMN cell has been planned for deployment in a major shopping mall in Kuala Lumpur, Malaysia during Q4 2001. The integrated network will enable the Company to expand its broadband network from fixed wireless into the mobile broadband market. The Company has committed to an initial purchase of software and hardware from Aptilo valued at $50,000. The Company hopes that this will broaden VISIONET's subscriber base and generate additional revenue stream that should contribute positively to the Company's cash flow. The successful implementation of the integrated network will pave the way for the collaboration with Aptilo to be extended to countries beyond Malaysia.

On November 5, 2001, the Company signed a letter of intent to purchase office space in Australia for $909,080. The Company intends to lease the space for rental until it finalizes its plan to relocate its Asian headquarters to Australia sometime in 2002. This acquisition is another step taken by the Company to move into the regional markets and to reduce dependency on Malaysian operations. The purchase is subject to approval by the Company's board of directors and relevant statutory authorities as necessary under applicable laws, and subject to the terms of a definitive agreement that is to be executed by both parties within thirty days from the date of the letter of intent. In the event the definitive agreement is not executed within this time, either party may terminate the letter of intent.



COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2001 TO THE THREE MONTHS ENDED SEPTEMBER 30, 2000


REVENUES

Revenues for the three months ended September 30, 2001 totaled $1,338,158 compared to $1,629,043 for the three months ended September 30, 2000, a decrease of $290,885 or 18%. The decrease in net sales in the three months ended September 30, 2001 as compared to the three months ended September 30, 2000 was due to decrease in income received from related parties and lower revenue from design, development and production of interactive multimedia websites and content. No single customer accounted for more than 10% of total revenue for the three months ended September 30, 2001 and 2000.

GROSS PROFIT

Gross profit decreased to $54,606 for the three months ended September 30, 2001, compared to $114,648 for the three months ended September 30, 2000, a decrease of $60,042 or 52%. The decrease in gross profit was due to higher cost of revenues incurred in 2001. Cost of revenue increased as a percentage of revenue from 93% for the three months ended September 30, 2000 to 96% for the three months ended September 30, 2001. This increase was a result of the Company requiring additional external resources in order to fulfill the increased demand for the Company's non-related party services. Cost of revenues was lower for the three months ended September 30, 2000 because the outsourcing of content production work only commenced in April 2000.

SALES AND MARKETING EXPENSES

Sales and marketing expenses increased by $24,876, or 82%, to $55,160 for the three months ended September 30, 2001 from $30,284 for the three months ended September 30, 2000. The increase was primarily due to higher marketing expenses incurred to promote the Company's business of developing and producing multimedia programs and provision of design and consulting services for interactive website development.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $188,227 for the three months ended September 30, 2001 compared to $214,092 for the three months ended September 30, 2000, a decrease of $25,865 or 12%. The decrease was mainly attributable to lower general and administrative expenses resulting from reduced management fees to a company in which the President and Chief Executive Officer of the Company, has a financial interest. The management fee was charged on the basis of time spent for the administration and management services provided to the Company.

GAIN ON SALE OF SUBSIDIARIES

During the three months ended September 30, 2000, the Company sold its 51% equity interest in Vistel (Malaysia) Sdn Bhd for a receivable of $13,418. At the date of the sale, the Company's portion of the subsidiary's net liabilities over assets was $475,833. As a result of the sale, the Company recognized a $489,251 gain on disposal of subsidiary.

NET LOSS

The Company recorded a net loss of $182,481 for the three months ended September 30, 2001 compared to a net income of $348,450 for the three months ended September 30, 2000.


COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2001 TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000


REVENUES

Revenues for the nine months ended September 30, 2001 totaled $3,076,842 compared to $2,840,881 for the nine months ended September 30, 2000, an increase of $235,961 or 8%. The increase in net sales in the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000 was mainly due to an increase in fees earned from the production of multimedia programs. No single customer accounted for more than 10% of total revenue for the nine months ended September 30, 2001. For the nine months ended September 30, 2000, one customer, a related entity, accounted for 11% of total revenue.

GROSS PROFIT

Gross profit decreased to $206,422 for the nine months ended September 30, 2001, compared to $550,783 for the nine months ended September 30, 2000, a decrease of $344,361 or 63%. The decrease in gross profit was due to higher cost of revenues incurred in 2001. Cost of revenues increased by $580,322, or 25%, to $2,870,420 in 2001 from $2,290,098 in 2000. This increase was a result of the Company requiring additional external resources in order to fulfill the increased demand for the Company's non-related party services. The outsourcing of content production work enabled the Company to develop a team of contractors that will assist the Company in producing multimedia content and applications that are crucial to its future business operation. Cost of revenues was lower for the nine months ended September 30, 2000 because the outsourcing of content production work only commenced in April 2000.

SALES AND MARKETING EXPENSES

Sales and marketing expenses increased by $40,725, or 50%, to $122,475 for the nine months ended September 30, 2001 from $81,750 for the nine months ended September 30, 2000. The increase was primarily due to higher marketing expenses incurred to promote the Company's business of developing and producing multimedia programs and provision of design and consulting services for interactive website development.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $607,443 for the nine months ended September 30, 2001 compared to $1,207,806 for the nine months ended September 30, 2000, a decrease of $600,363 or 50%. The decrease was mainly attributable to lower general and administrative expenses resulting from outsourcing of multimedia content production to contractors, reduction in allowance for doubtful receivables, legal fees and expenses incurred for the "soft launch" of VISIONET in September 2000. Lower general and administrative expenses in 2001 were also due to reduced management fees to a company in which the President and Chief Executive Officer of the Company, has a financial interest. The management fee was charged on the basis of time spent for the administration and management services provided to the Company.

GAIN ON SALE OF SUBSIDIARIES

During the nine months ended September 30, 2000, the Company sold its 51% equity interest in Vistel (Malaysia) Sdn Bhd for a receivable of $13,418. At the date of the sale, the Company's portion of the subsidiary's net liabilities over assets was $475,833. As a result of the sale, the Company recognized a $489,251 gain on disposal of subsidiary.

GAIN ON DISPOSAL OF ASSETS - RELATED PARTIES

During the nine months ended September 30, 2000, the Company recognized a previously deferred gain on disposal of assets of $416,411. The gain was deferred from 1998 when the company sold a patent to a related party for $421,521, where the consideration received was an account receivable. The gain was recognized in 2000 after the Company received full payment from the related party.

NET LOSS

The Company recorded a net loss of $505,551 for the nine months ended September 30, 2001 compared to a net income of $206,454 for the nine months ended September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2001, the Company had cash of $44,552. All operations were funded from internally generated funds and working capital advanced by the principal shareholder, director and officer of the Company. These advances bear no interest and have no fixed terms of repayment.

Cash used in operating activities of $228,109 was attributable to the net loss incurred during the nine months ended September 30, 2001.

Net cash received from investing activities of $13,947 during the nine months ended September 30, 2001 was primarily due to receipt of proceeds attributable to sale of a subsidiary in 2000.

Net cash provided by financing activities of $254,710 was primarily from the issuance of shares of common stock for $40,000 and advances by the principal shareholder, director and officer of the Company. As of September 30, 2001, the Company owed Mr. Lim, the Chief Executive Officer, President and a Director of the Company, $255,362 for short-term cash advances made to the subsidiary of the Company for working capital purposes from time to time. Additionally, as of September 30, 2001 the amount owed to a company in which Mr. Lim has a financial interest amounted to $238,238. This amount was for short-term cash advances made to the Company and its subsidiaries for working capital purposes from time to time and for management fees. These amounts are unsecured, bear no interest and have no fixed terms of repayment.

The independent auditors' report on the Company's financial statements for the year ended December 31, 2000 included a "going concern" explanatory paragraph, meaning the auditors have expressed substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to the factors prompting the explanatory paragraph are discussed below and also in Note 1 of the audited financial statements contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.

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

o Advances from director and major shareholder as and when required to finance the Company's working capital requirements. The Company's President and CEO, Mr. Patrick Lim, who is also the Company's major shareholder, has committed himself to advance funds to the Company for working capital. Such funds have been provided by Mr. Lim since the completion of the reverse acquisition of the Company by AEI.

o    The Company may consider a private placement of its shares.

o    The Company may also seek to obtain equipment financing.

In addition to internally generated funds and financial support from a director and major shareholder, the Company seeks to raise additional funds from equity or debt financing for its future working capital requirements. As of September 30, 2001, the Company has acquired assets of approximately $1.2 million, in preparing for the roll out of VISIONET. In addition, the Company has committed to an initial purchase of hardware valued at $250,000 for the limited commercial rollout of VISIONET in 2001. The Company estimates that additional capital expenditures up to $5.0 million will be required for the countrywide deployment of VISIONET. The Company has also committed to an initial purchase of software and hardware valued at $50,000 in conjunction with its announced strategic collaboration with Aptilo Networks, Sweden. There is, however, no assurance that financing will be available or, if available, that it would be offered to the Company on acceptable terms. The Company will continuously evaluate its financing requirements and may decide to consider alternative modes of financing.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On January 26, 2000, the Company filed a complaint with the Colorado Supreme Court Office of Attorney Regulation Counsel against David Wagner, who was the Company's former corporate counsel and who acted in that capacity until July 1999. The Company made 5 general complaints in connection with Mr. Wagner's actions and omissions taking place while he acted as its corporate counsel.

Following an investigation, including taking statements from the Company and Mr. Wagner, the Office of Attorney Regulation Counsel informed the Company in writing of its decision on April 27, 2001. The Attorney Regulation Counsel determined that the interests of the public will be best protected by requiring Mr. Wagner to sign a diversion agreement and comply with certain rules and conditions for one year in order to maintain his license to practice law.

On June 20, 2001, in connection with a suit the Company instituted against Sanford Altberger, Michael Raisch, David J. Wagner, David Wagner & Associates, P.C, David Wagner & Associates Defined Benefits Plan, Marion Limited Liability Company and Veronica Brownell, Case no. 00CV0172, the Arapahoe County District Court entered its Order directing the Company to set the case for trial or suffer a dismissal without prejudice. The Order further directed that the Company file a statement showing good cause in order to avoid dismissal within 30 days from date of the Order.

After considering the action taken by the Attorney Regulation Counsel against Mr. Wagner, the Company elected not to set a trial date nor file a statement showing good cause to avoid dismissal. On August 1, 2001, the Arapahoe County District Court dismissed the case, without prejudice to the Company's rights to re-file the suit, which rights are subject only to the bars of the applicable statutes of limitation.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

In June, 2001, pursuant to a retainer agreement between the Company and its Director of Investor Relations, Mr. Joseph Daley, the Company granted a stock option to Mr. Daley for 750,000 shares of common stock at $0.085 per share. The option was exercisable through May 2006, contingent upon continuous service by the optionee through specified dates and for certain limited time thereafter in the event of termination of the retainer agreement. On September 30, 2001, the retainer agreement and option agreement between the Company and Mr. Daley were terminated. Under the terms of the agreements, 62,500 shares were exercisable by Mr. Daley through December 30, 2001. These options were valued at $.057 per share based upon the Black-Sholes option pricing model, resulting in recognition of compensation expense of $3,563 during the period ended September 30, 2001. The remaining balance of 687,500 Option Shares were canceled following termination of the agreements.

On November 1, 2001, the Company granted options to purchase 250,000 shares of the Company's common stock at $.12 per share to a consultant for services to be provided to the Company. These options are exercisable through October 2006, contingent upon continuous service by the consultant through specified dates. On the date of the grant, the market value of the Company's common stock was $.11 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At a Special Meeting of the Company's shareholders held on August 17, 2001, the shareholders adopted and approved an amendment to the Company's Articles of Incorporation to change the name of the Company to "Digital Broadband Networks, Inc". Holders of 89,410,846 shares of the Company's common stock voted in favor of the amendment and no holder voted against it. Holders of 200 shares abstained from voting.


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


                                     DIGITAL BROADBAND NETWORKS, INC.
                                              (Registrant)





DATE: November 12, 2001              BY: /s/ Patrick Soon-Hock Lim
                                         -------------------------
                                         Patrick Soon-Hock Lim
                                         President & Chief Executive Officer


DATE: November 12, 2001              BY: /s/ Chee Hong Leong
                                         -------------------------
                                         Chee Hong Leong
                                         Chief Financial Officer
                                         (Principal Financial Officer and
                                         Principal Accounting Officer)