Form 10KSB
period 2001-12-31
KALAN GOLD CORP
filed 2002-03-29
CIK 940516

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2001
                           COMMISSION FILE NO. 0-25658

                        DIGITAL BROADBAND NETWORKS, INC.
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

                             KALAN GOLD CORPORATION
          (FORMER NAME OR FORMER ADDRESS, IF CHANGED SINCE LAST REPORT)

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

Yes:  X      No:

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [ X]

     Issuer's revenues for its most recent fiscal year: $4,958,421

     The aggregate market value of the voting stock of the Company held by non-affiliates as of March 27, 2002 was approximately $4,250,850.


     The number of shares outstanding of the Company's common stock, as of March 27, 2002, was 98,723,499.

     Documents incorporated by reference: None

                                TABLE OF CONTENTS

PART I

Item 1     Description of Business

Item 2     Description of Property

Item 3     Legal Proceedings

Item 4     Submission of Matters to a Vote of Security Holders


PART II

Item 5     Market for Common Equity and Related Stockholder Matters

Item 6     Management's Discussion and Analysis

Item 7     Financial Statements

Item 8 Changes In and Disagreements with Accountants on Accounting and Financial Disclosure


PART III

Item 9 Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Item 10    Executive Compensation

Item 11    Security Ownership of Certain Beneficial Owners and Management

Item 12    Certain Relationships and Related Transactions

Item 13    Exhibits and Reports on Form 8-K


     THIS ANNUAL REPORT CONTAINS "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. ANY STATEMENTS CONTAINED HEREIN THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE FOREGOING, THE WORDS "BELIEVES," "MAY", "SHOULD", "ANTICIPATES," "ESTIMATES", "EXPECTS," "FUTURE", "INTENDS", "HOPES", "PLANS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THE FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE AND ACHIEVEMENTS OF DIGITAL BROADBAND NETWORKS, INC. TO DIFFER MATERIALLY FROM THOSE INDICATED BY THE FORWARD-LOOKING STATEMENTS, INCLUDING THE OTHER FACTORS SET FORTH IN "ITEM 1
- RISK FACTORS."

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

HISTORICAL DEVELOPMENT

     Digital Broadband Networks, Inc. (the "Company") is a Colorado corporation. The Company was originally incorporated on September 19, 1985 as a gas exploration company under the name Knight Natural Gas, Inc. and changed its name to "Kalan Gold Corporation" in November 1996. In August 2001, the Company adopted its present name, "Digital Broadband Networks, Inc.". The Company has two subsidiaries: Animated Electronic Industries Sdn Bhd ("AEI") and Perwimas Telecommunications Sdn Bhd ("PTSB"). The principal business address of the Company is Suite 11.02, 11th Floor, Menara Merais, No. 1, Jalan 19/3, 46300 Petaling Jaya, Selangor, Malaysia.

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

     PTSB, a 86%-owned subsidiary of AEI, was incorporated in January 1993 under the Malaysian Companies Act. PTSB was granted a 10-year Wireless Video Communication Network ("WVCN") license from the Malaysian Ministry of Energy Communications & Multimedia to operate a national wireless broadband communication network in Malaysia. In September 2001, PTSB was awarded an Application Service Provider ("ASP") license by the Malaysian Communications and Multimedia Commission. These licenses are described in Part I of this report under "Regulations".

     As of December 31, 2001, the Company had a total of 97,753,499 shares of common stock issued and outstanding. The Company has not been subject to any bankruptcy, receivership or similar proceeding.

BUSINESS

     The Company is a facilities-based and network service provider of wireless broadband applications and services in Malaysia. The Company hopes to position itself as a total broadband solution provider from content production to network operation, provision of value-added service/applications and supply of its Eystar SmartHome Console. The EyStar SmartHome Console bridges external data networks such as the Internet to internal home networks like Ethernet, telephone line, power line and the 802.11b wireless LAN thus eliminating the need for any additional wiring in the home. The Console will enable more value-added services to be offered to subscribers. These services include home healthcare in conjunction with hospitals and health advisors; interconnection and control of appliances produced by different manufacturers; and security applications that allow subscribers to check on their homes remotely. This Console is designed to operate on both the narrow and broadband fixed line/wireless networks.

     In 2001, the Company was primarily involved in the design, development and production of interactive multimedia websites and content. Presently, the Company is in the process of building a wireless broadband network, "VISIONET", in Malaysia and the Company plans to seek to acquire additional broadband licenses and spectrum rights in other markets in Asia. The Company plans to offer a broad array of multimedia content developed by the Company and third parties for subscribers in Malaysia and beyond. Such multimedia content will be hosted at the Company's portal, www.visionet.com.my.

     In connection with the build out of VISIONET, the Company had formalized a long-term strategic business relationship with Siemens Malaysia. Under the Agreement, Siemens will extend preferred payment terms to the Company for equipment used in the build out of VISIONET and extend its best effort to assist the Company to obtain applications and multimedia content from its global partners that will contribute to the revenue of VISIONET. Siemens will also be responsible for overall network design, the supply of equipment, systems integration, build out services and maintenance of a best of breed end-to-end solution for the deployment of VISIONET. The Company has committed an initial purchase of hardware valued at $250,000 from Siemens for the limited commercial rollout of VISIONET. Following the countrywide deployment of VISIONET in Malaysia, the Company hopes to work with Siemens to tap opportunities in the operation of broadband networks in the Asian regional markets.

     To complement its business in operating a broadband network, the Company has also entered into a business relationship with Computer Associates International, Inc. ("CA"), in July 2001, to tap the mobile eBusiness opportunities in Malaysia and the Asian regional market. Under the relationship, CA will be appointed as a technology provider for the IT infrastructure and data management of VISIONET. In addition to providing the eBusiness management software, CA will be extending its industry-leading infrastructure, information and process management solutions to VISIONET to ensure that the Company's customers can realize the full potential business value of mobile applications and services. As a demonstration of its confidence in the Company, a company associated with CA will also acquire a significant minority stake in the Company's Malaysian subsidiary, subject to the approval of relevant regulatory authorities. The Company's subsidiary, PTSB, will also act as a facilitator and partner in Malaysian and Asian projects jointly identified with CA.

     In September 2001, the Company announced its strategic collaboration with Aptilo Networks, Sweden, to deploy local mobile networks ("LMN") in Malaysia and the Asian regional market. The integration of LMNs with VISIONET will enable VISIONET's subscribers to receive live video streams from their handheld devices and laptops, and to access the Internet and their corporate intranets at near T1 speeds remotely from public locations in the "travel ribbon" such as hotels, airports, restaurants, conference centers, shopping malls and coffeehouses. The first LMN cell was deployed during the fourth quarter of 2001 to connect a number of access points to Bluetooth and wireless LAN 802.11 standard devices. The mobile network features Aptilo's latest billing solution that will enable the Company to offer value-added applications and services to users without the need for any prior registration as a subscriber. Any user can now pay for instant network access to surf the Internet or purchase value-added applications on the spot by using their credit card. This flexible method of payment from Aptilo will not only attract more users to VISIONET, but will also reduce the Company's capital expenditure and recurring monthly operating costs. The integrated network will enable the Company to expand its broadband network from fixed wireless into the mobile broadband market. The Company has committed to an initial purchase of software and hardware from Aptilo valued at $50,000. The Company hopes that this will broaden VISIONET's subscriber base and generate additional revenue stream that should contribute positively to the Company's cash flow. The successful implementation of the integrated network will pave the way for the collaboration with Aptilo to be extended to countries beyond Malaysia.

     In January 2002, the Company signed a Sales and Distribution Agreement with Cirronet Incorporated, GA to bundle Cirronet's wireless subscriber modem with the Company's Eystar SmartHome/Office Console for distribution worldwide. The agreement is for an initial period of 5 years and will thereafter be automatically renewed for one-year term on each anniversary. Under the terms of the agreement, the Company has committed to purchase approximately $19 million of equipment over the next five years. These equipment purchases are subject to inspection and acceptance by the Company depending upon certain performance standards being satisfactorily met. As of March 27, 2002, the Company has received approximately $5,000 in equipment from Cirronet. However, the Company has not yet accepted the equipment due to performance problems that have been discovered. The Company is currently working with Cirronet to correct the problem. If such problems are corrected, the Company estimates that total purchases to be made in 2002 will be approximately $3.8 million. Concurrent with the Sales and Distribution Agreement, the Company has also entered into a 5-year Technical Support and Supply of Spares Agreement with Cirronet to insure uninterrupted supply of Cirronet's product.

     The Company has appointed marketing agents to promote VISIONET broadband services to real estate developers and owners of multi-tenanted commercial and residential properties in the central region of Malaysia where the country's capital, Kuala Lumpur, is located.

VISIONET - THE BROADBAND NETWORK

     The Company expects to focus on deploying its network infrastructure for its wireless digital broadband network in the Central Region of Malaysia.

     The Company intends to utilize a combination of the Local Multipoint Distribution Service ("LMDS") and fixed wireless access technologies in the 24.0
- 29.0 GHz and 2.4 GHz frequency bands to provide a cost effective and fast deployment of its network. LMDS is a point-to-multipoint broadband technology utilizing the super-high "millimeter" portion of the airwaves for integrated communications services. Due to the relatively large bandwidth of the LMDS signal, LMDS systems have the capacity to provide interactive voice, video and data services.

     The Company successfully completed a "link budget" test in the first quarter of 2000. The test was designed to determine the optimum transmission range under adverse weather conditions and the subscriber capacity per cell. The test results were utilized in developing VISIONET's network architecture and locations for radio base station in the Central Region.

     The Company established its first VISIONET cell in December 2001 and hopes to commence full commercial operation sometime in the first half of 2002 but cannot provide assurance that any target launch date will be met. The Company is currently negotiating with application service providers to host and deliver their content via VISIONET.

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

     This report includes forward-looking statements, which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of numerous factors, including those described below and elsewhere in this Item 1, Item 6 "Management's Discussion and Analysis" and in other portions of this report.

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

THE COMPANY EXPECTS TO INCUR NET LOSSES IN THE NEAR FUTURE.

      The Company's consolidated financial statements for the year ended December 31, 2001, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company suffered losses from operations of $92,585 in 2001 and $1,152,072 in 2000, had negative cash flows from operating activities of $296,297 and $516,334 in 2001 and 2000, respectively, and has an accumulated deficit of $1,232,977 at December 31, 2001. The Company may incur continued cash outflows, which may result in a working capital deficiency again next year. As a result, the Company may experience difficulty and uncertainty in meeting its liquidity needs during the next fiscal year.

      These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

      The Company recorded operating losses and negative operating cash flows in each of the past three years. These losses and negative operating cash flows are attributable to the start-up costs and expenses incurred in connection with the commercial rollout of VISIONET. The Company's ability to stem its losses and achieve profitability is dependent on many factors, including:

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

THE MARKETS IN WHICH THE COMPANY OPERATES ARE VERY COMPETITIVE AND INCREASED COMPETITION COULD ADVERSELY AFFECT THE COMPANY.

     The market for high-speed Internet access and related broadband services is highly competitive. The Company expects to encounter competition for its high-speed Internet access and broadband services from domestic Internet Service Providers, often referred to as ISPs. Currently, the Company is aware of 7 ISPs in Malaysia and these include MIMOS, Telekom Malaysia, Maxis Communications, Celcom, Time Dotcom and Digi Telecommunications. These ISPs are able to offer high-speed Internet access utilizing Digital Subscriber Line (DSL) technology, which increases the effective capacity of copper telephone cables. Many of the competing ISPs have, or can be expected to have greater financial, marketing and other resources than the Company. No assurance can be given that we will be able to compete successfully with these entities.

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

REGULATION

     The business operations of PTSB are regulated by both the Malaysian Ministry of Energy Communications & Multimedia (MECM) (formerly known as the Ministry of Energy Telecommunications & Post) and the Malaysian Communications and Multimedia Commission ("CMC"). PTSB's WVCN license is governed by the Malaysian Communications & Multimedia Act 1998 ("Act 588") which became effective on April 1, 1999. This new Act, which has superseded the Telecommunications Act of 1950 and the Broadcasting Act of 1988, is to provide for and to regulate the converging communications and multimedia industries in Malaysia.

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

     The Company believes that it is presently the only company in Malaysia to be granted a WVCN license to deliver interactive multimedia applications and services.

     In September 2001, PTSB was awarded an ASP license by the CMC. The ASP license will complement PTSB's wireless broadband license. As an ASP, PTSB could offer enterprises access over the Internet to applications and related services that would otherwise have to be located in their computers.

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

EMPLOYEES

     At December 31, 2001, the Company had 15 employees. In an effort to reduce its operating costs, the Company has outsourced its labor intensive content production works to third parties. However, the Company plans to recruit additional employees to prepare for the full commercial operation of VISIONET in 2002.

ITEM 2. DESCRIPTION OF PROPERTIES.


     The Company's present headquarters is located at Suite 11.02, Menara Merais, No. 1 Jalan 19/3, 46300 Petaling Jaya, Selangor, Malaysia. This office space is leased from an unaffiliated party. The lease expires in February 2003 and provides for a 2-year renewal option. The Company has also leased another office in Petaling Jaya for content production, engineering and warehouse space from an unaffiliated party. This lease expires in August 2002 and provides for a 1-year renewal option.

     The Company believes that its existing and planned facilities are adequate for its current requirements and that suitable additional space will be available as needed to accommodate future expansion of its operations.

ITEM 3. LEGAL PROCEEDINGS.

     No legal proceedings of a material nature to which the Company is a party is pending during the fourth quarter of the fiscal year covered by this report, and the Company knows of no legal proceedings of a material nature pending or threatened or judgments entered against any director or officer of the Company in his capacity as such.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company did not submit any matter to a vote of the Company's security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Since January 1997, the Company's securities have traded on the over-the-counter (OTC) "Bulletin Board" market under the symbol "KNGC". Prior to this, the Company's securities had never been listed for trading on any market. The trading symbol for the Company's securities was changed to "DBBN" on August 23, 2001, following the adoption of the Company's new name.

     The table below sets forth the range of high and low bid quotations of the Company's common stock as publicly reported by Marketguide during the Company's 2001 and 2000 fiscal years. The following bid price market quotations represent prices between dealers and do not include retail markup, markdown, or commissions; hence, they may not represent actual transactions.


Year 2001              High        Low
                      ------      -----
First Quarter         $0.25       $0.05
Second Quarter        $0.35       $0.04
Third Quarter         $0.32       $0.09
Fourth Quarter        $0.28       $0.06


Year 2000              High        Low
                      -----       -----
First Quarter         $1.56       $0.23
Second Quarter        $1.28       $0.28
Third Quarter         $0.50       $0.19
Fourth Quarter        $0.30       $0.07


     As of March 27, 2002, 98,723,499 shares of the Company's common stock were outstanding and the number of holders of record of the Company's common stock at that date was approximately 120. However, the Company estimates that it has a significantly greater number of shareholders because a substantial number of the Company's shares are held in "street names" by the Company's market makers. On March 27, 2002, the closing trade price for the Company's common stock was $0.10 per share.

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

RECENT SALE OF UNREGISTERED SECURITIES

     The following securities that were not registered under the Securities Act of 1933, as amended, have been issued or sold by the Company during the past three years:

(i) On April 20, 1999, the Company issued an aggregate of 83,320,000 shares of common stock to stockholders of AEI and 3,680,000 shares of common stock to its financial advisor and former legal counsel in connection with the Reverse Acquisition.

(ii) On February 24, 2000, the Company issued an aggregate of 2,300,000 shares of common stock to Mr. Wan Malek Ibrahim in a private placement for cash consideration of $1,150,000 at $0.50 per share.

(iii) In December 2000, the Company granted options to its directors and certain employees of the Company for 912,000 shares of common stock at $0.085 per share. The options are exercisable by the optionee only while the optionee is a director or employee of the Company and for certain limited time thereafter in the event of termination of employment. All of the options have a maximum term of 5 years, subject to earlier termination in the event of optionee's cessation of service with the Company. 50,400 options were canceled in 2001, while 720,000 options were exercised on March 12, 2002. The balance of exercisable options as of March 26, 2002 was 141,600.

(iv) On May 18, 2001, the Company issued an aggregate of 400,000 shares of its restricted common stock to a shareholder at $0.10 per share in a private placement for cash consideration of $40,000.

(v) On November 1, 2001, the Company granted options to purchase 250,000 shares of the Company's common stock at $0.12 per share to a consultant for services to be provided to the Company. These options are exercisable through October 2006, contingent upon continuous service by the consultant through specified dates.

(vi) On December 20, 2001, the Company issued 62,500 shares of its restricted common stock to a consultant at $0.085 per share, in accordance with the terms of an option agreement executed in June 2001 for cash consideration of $5,312.

(vii) On February 16, 2002, the Company granted options to purchase 60,000 shares of the Company's common stock at $0.12 per share to a consultant for services to be provided to the Company. These options are exercisable in August 2002, contingent upon continuous service by the consultant through specified dates.

(viii) On March 12, 2002, Mr. Lim, Mr. Muda and Ms. Looi exercised options to purchase 500,000, 100,000 and 120,000 shares, respectively, of the Company's restricted common stock at an exercise price of $0.085 per share, for total cash consideration of $61,200.

(ix) On March 14, 2002, the Company sold an aggregate of 250,000 shares of its restricted common stock to a shareholder at $0.085 per share in a private placement for cash consideration of $21,250.


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

     Such factors include, among others, the following: revocation of the Company's license, ability to successfully implement its business plans, ability to obtain services provided by other communications companies, limited suppliers of FWA equipment, failure to obtain roof access, the ability of the Company to raise capital on a timely basis, the Company's business is subject to existing and future government regulations, failure to retain qualified personnel, competitive pressures and potentially adverse tax and cash flow consequences resulting from operating in multiple countries with different laws and regulations, ability to maintain profitability in the future and general economic and business conditions in Malaysia. The Company does not undertake to update, revise or correct any forward-looking statements.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERVIEW

      During 2001, the Company achieved revenues of $4,958,421 compared to $4,193,513 in 2000. These revenues were derived from the design, development and production of interactive multimedia websites and content. Net loss for the year ended December 31, 2001, was $79,105, compared to the year ended December 31, 2000 net loss of $254,219. The net loss in 2001 included reversal of previous year's provision for doubtful receivable of $455,012 and reversal of accrued legal fees of $150,000. The net loss in 2000 included a $489,251 gain on the sale of a subsidiary and recognition of deferred gain of $416,411 related to the sale of assets to a related company in 1998, which receivables were collected in 2000. The loss per share of common stock was less than $0.01 for each of the years ended December 31, 2001 and 2000.

      The independent auditors' report on the Company's consolidated financial statements as of December 31, 2001, and for each of the years in the two-year period ended December 31, 2001 includes a "going concern" paragraph that describes substantial doubt about the Company's ability to continue as a going concern. (See Note 1 to the consolidated Financial Statements).

      At year end 2001, the Company had total current assets of $1,928,577, furniture and equipment of $1,678,117 and net tangible assets of $1,815,705. The Company's shareholders' equity at year end 2001 was $2,286,855. During 2001, the Company was in the process of building the infrastructure for the commercial roll out of VISIONET, a countrywide wireless broadband network undertaken by the Company's subsidiary, PTSB, sometime in the first half of 2002. In September 2001, PTSB was awarded an Application Service Provider (ASP) license by the Malaysian Communications and Multimedia Commission. The ASP license will complement the wireless broadband license granted to the Company in June 1997. As an ASP, PTSB could offer enterprise access over the Internet to applications and related services that would otherwise have to be located in their computers. The Company hopes that the ASP service will become an important alternative, not only for small and medium enterprises with low budgets for information technology, but also for larger companies as a form of outsourcing. After conducting various feasibility studies to determine the most suitable customer premises equipment and in-building distribution for single and multi-tenanted buildings, negotiation with equipment vendors and further technical improvement on the cell configuration, the Company established its first VISIONET cell in December 2001 and hopes to commence full commercial operation sometime in the first half of 2002.

      In connection with the build out of VISIONET, the Company has formalized a long-term strategic business relationship with Siemens Malaysia. Under the Agreement, Siemens will extend preferred payment terms to the Company for equipment used in the build out of VISIONET and extend its best effort to assist the Company to obtain applications and multimedia content from its global partners that will contribute to the revenue of VISIONET. Siemens will also be responsible for overall network design, the supply of equipment, systems integration, build out services and maintenance of a best of breed end-to-end solution for the deployment of VISIONET. The Company has committed an initial purchase of hardware valued at $250,000 from Siemens for the limited commercial rollout of VISIONET. Following the countrywide deployment of VISIONET in Malaysia, the Company hopes to work with Siemens to tap opportunities in the operation of broadband networks in the Asian regional markets.

      To complement its business in operating a broadband network, the Company also entered into a business relationship with Computer Associates International, Inc. ("CA"), in July 2001, to tap the mobile eBusiness opportunities in Malaysia and the Asian regional markets. Under the relationship, CA will be appointed as a technology provider for the IT infrastructure and data management of VISIONET. In addition to providing the eBusiness management software, CA will be extending its industry-leading infrastructure, information and process management solutions to VISIONET to ensure that the Company's customers can realize the full potential business value of mobile applications and services. The Company's subsidiary, PTSB, will also act as a facilitator and partner in Malaysian and Asian projects jointly identified with CA. As a demonstration of its confidence in the Company, a company associated with CA may acquire a significant minority stake in the Company's Malaysian subsidiary. This potential acquisition is only in the early discussion stage and would not be expected to occur, if at all, until some time after the second quarter of 2002, and would also be subject to the approval of relevant regulatory authorities.

         In September 2001, the Company announced its strategic collaboration with Aptilo Networks, Sweden, to deploy local mobile networks ("LMN") in Malaysia and the Asian regional markets. The integration of LMNs with VISIONET will enable VISIONET's subscribers to receive live video streams from their handheld devices and laptops, and to access the Internet and their corporate intranets at near T1 speeds remotely from public locations in the "travel ribbon" such as hotels, airports, restaurants, conference centers, shopping malls and coffeehouses. The first integrated VISIONET-LMN cell was deployed during the fourth quarter of 2001 to connect a number of access points to Bluetooth and wireless LAN 802.11 standard devices. The mobile network features Aptilo's latest billing solution that will enable the Company to offer value-added applications and services to users without the need for any prior registration as a subscriber. Any user can now pay for instant network access to surf the Internet or purchase value-added applications on the spot by using their credit card. This flexible method of payment from Aptilo will not only attract more users to VISIONET, but will also reduce the Company's capital expenditure and recurring monthly operating costs. The integrated network will enable the Company to expand its broadband network from fixed wireless into the mobile broadband market. The Company has committed to an initial purchase of software and hardware from Aptilo valued at $50,000. The Company hopes that this will broaden VISIONET's subscriber base and generate additional revenue stream that should contribute positively to the Company's cash flow. The successful implementation of the integrated network will pave the way for the collaboration with Aptilo to be extended to countries beyond Malaysia.

         In January 2002, the Company signed a Sales and Distribution Agreement with Cirronet Incorporated, GA to bundle Cirronet's wireless subscriber modem with the Company's Eystar SmartHome/Office Console for distribution worldwide. The agreement is for an initial period of 5 years and will thereafter be automatically renewed for one-year term on each anniversary. Under the terms of the agreement, the Company has committed to purchase approximately $19 million of equipment over the next five years. These equipment purchases are subject to inspection and acceptance by the Company depending upon certain performance standards being satisfactorily met. As of March 27, 2002, the Company has received approximately $5,000 in equipment from Cirronet. However, the Company has not yet accepted the equipment due to performance problems that have been discovered. The Company is currently working with Cirronet to correct the problem. If such problems are corrected, the Company estimates that total purchases to be made in 2002 will be approximately $3.8 million. Concurrent with the Sales and Distribution Agreement, the Company has also entered into a 5-year Technical Support and Supply of Spares Agreement with Cirronet to insure uninterrupted supply of Cirronet's product.

         For the year 2002, the Company hopes to generate additional revenue arising from the following contracts:

a) In August 2001, the Company was awarded a consulting contract, estimated to generate revenue of $2.85 million, to carry out the planning, design, project execution (including contract and project management) of all broadband communications and networking systems/services for Pulau Indah-Marina Village, a water oriented luxury resort, residential, hotel and spa project. A progress payment of $30,000 was received in January 2002.

b) In December 2001, the Company entered into a marketing agreement with Worldlink Dotcom Sdn. Bhd. to distribute its service gateway for home/office automation in Malaysia, Singapore and Australia. This initial contract is estimated to generate revenue of $4.0 million for the Company. The gateway bridges the Internet with internal home and office networks while facilitating the delivery of home and office applications including, but not limited to, security surveillance and video conferencing.

     In January 2002, the Company appointed Mutual Base Equity Sdn. Bhd. (MBE) as one of its distributors in Malaysia and Singapore for sale of the Eystar SmartHome Console. Under the terms of the Distributor Agreement, MBE has been appointed for an initial duration of 3 years commencing January 4, 2002. For fiscal year 2002, the Company hopes MBE could achieve a sales target of $17.5 million for the SmartHome Console.

c) The Company hopes to secure contracts worth about $3.5 million from a local mobile network jointly deployed with Aptilo Networks.

d) In January 2002, the Company's subsidiary, PTSB, was awarded a contract to carry out the planning, design, project execution of all broadband communications and networking systems/services for a commercial/housing project in Selangor, Malaysia. Under the contract, PTSB will receive a total contract sum of $550,000 over the next 36 months. The first payment of $15,000 was received in February 2002. The project, featuring 312 serviced apartments, 62 units of retail shops/offices and 120 units of housing for a government agency, is expected to be completed by December 2004. As a total solution provider, PTSB will also be responsible for the supply of its EyStar SmartHome Console as well as provide value-added broadband applications such as high speed Internet access, security surveillance, multimedia conferencing, home automation and video-on-demand.

Results of Operations

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes.

     The following table sets forth certain operating data for Digital Broadband Networks and subsidiaries for the periods as indicated below.

                                           Year Ended December 31,
                                       --------------------------------
                                           2001             2000
                                       ------------       ------------

Revenues                           $     4,958,421      $   4,193,513
Gross profit                               259,054            571,717
Sales and marketing                        130,021             86,542
General and administrative                 221,438          1,637,247
Net loss                                   (79,105)          (254,219)

Year ended December 31, 2001 compared to year ended December 31, 2000.

     Total revenue increased by $764,908, or 18%, to $4,958,421 for the year ended December 31, 2001, as compared to $4,193,513 for the year ended December 31, 2000. In the year ended December 31, 2001, $1,842,105 or 37% of the total revenue was received from two customers. In the year ended December 31, 2000, $504,941 or 12% of the total revenue was received from related parties for work done in 1999, while no single customer accounted for more than 10% of revenue received from unrelated parties. The increase in 2001 is due to increase in fees earned from the production of multimedia programs. In tandem with Malaysia's economic improvement during 2001, the Company managed to market its services in the development and production of multimedia content to companies seeking to establish interactive multimedia websites and/or multimedia content for their websites.

Gross Profit

      Gross profit decreased to $259,054 for the year ended December 31, 2001, compared to $571,717 in the year ended December 31, 2000, a decrease of $312,663 or 55%. The decrease in gross profit was due to higher cost of revenues incurred in 2001. Cost of revenues increased by $1,077,571, or 30%, to $4,699,367 in 2001 from $3,621,796 in 2000. This increase was a result of the Company requiring additional external resources in order to fulfill the higher demand for the Company's services. The outsourcing of content production work enabled the Company to develop a team of contractors that will assist the Company in producing multimedia content and applications that are crucial to its future business operation.

Sales and marketing expenses

      Sales and marketing expenses increased by $43,659, or 50%, to $130,201 for the year ended December 31, 2001 from $86,542 for the year ended December 31, 2000. This increase was primarily due to higher marketing expenses incurred to promote VISIONET and higher expenses incurred to promote the Company's business of developing and producing multimedia programs and provision of design and consulting services for interactive website development. Advertising and promotion costs, which were approximately $113,391 and $47,229 for the years ended December 31, 2001 and 2000, respectively, accounted for 87% and 55% of sales and marketing expenses in 2001 and 2000.

General and administrative expenses

      General and administrative expenses decreased by $1,235,809 or 92% to $101,438 for the year ended December 31, 2001, as compared to $1,337,247 for the year ended December 31, 2000. The 92% decrease in general and administrative expenses in 2001 was mainly due to a reversal of $455,012 for prior year's allowance for doubtful receivables due to receipt of overdue receivables from customers and a reversal of $150,000 for prior year's accrued legal fees as a result of the creditor not pursuing its claim against the Company. The decrease was also attributable to lower general and administrative expenses resulting from outsourcing of multimedia content production to contractors, reduction in allowance for doubtful receivables, legal fees and expenses relating to the "soft launch" of VISIONET incurred in 2000. Out of the total general and administrative expense for the year ended December 31, 2001, excluding the reversal of allowance for doubtful receivables and accrued legal expenses, nearly 35% was for depreciation of tangible assets. Another 4% was due to legal fees and 17% was for amortization of goodwill. Approximately 44% was for employees' payroll, rental, utilities, general office supplies, communications, corporate insurance and fees for professional and auditing services. In the year ended December 31, 2000, nearly 34% was attributable to allowance for doubtful receivables, 21% was for legal fees and 17% for depreciation of tangible assets. The remaining 28% was for employees payroll, rental, utilities, general office supplies, communications, corporate insurance and fees for professional and auditing services.

      General and administrative expenses for 2001 included amortization of goodwill. Beginning January 1, 2002, pursuant to SFAS No. 142, goodwill will no longer be amortized, but is subject to annual impairment tests in accordance with the standard. Through December 31, 2001, management assessed the carrying value of goodwill and other long-lived assets for impairment when circumstances warranted such a review, pursuant to SFAS No. 121. Management does not believe that any impairment has occurred as of December 31, 2001 or 2000. Beginning in 2002, the Company will apply newly adopted standards to test for impairment of goodwill and long-lived assets. The Company will perform the first of the required impairment tests of goodwill during the first quarter of 2002. Application of the non-amortization provisions of the standard is expected to result in an annual reduction in amortization expense of approximately $118,000.

      The Company also incurred management fees totaling $120,000 and $300,000, respectively, for years ended December 31, 2001 and 2000, payable to a company in which Mr. Patrick Lim, the President and Chief Executive Officer of the Company, has a financial interest. The management fee was charged on the basis of time spent for the administration and management services provided to the Company.

Gain on disposal of assets - related parties

      For the year ended December 31, 2000, the Company recognized a deferred gain on disposal of assets of $416,411. The gain was deferred from 1998 when the Company sold a patent to a related party for $421,521, where the consideration received consisted of an account receivable. The gain was recognized in 2000 after the Company received full payment from the related party.

Gain on disposal of subsidiary

      In September 2000, the Company sold its 51% equity interest in Vistel (Malaysia) Sdn Bhd for a receivable of $13,418. At the date of the sale, the Company's portion of the subsidiary's net liabilities over assets was $475,833. As a result of the sale, the Company recognized a $489,251 gain on disposal of subsidiary.

Liquidity and Capital Resources

     As of December 31, 2001, the Company had cash of $402. Operations were primarily funded from internally generated funds and working capital advanced from time to time by the principal shareholder, director and officer of the Company. These advances bear no interest and have no fixed terms of repayment.

     As of December 31, 2001, the Company owed Mr. Lim, the Chief Executive Officer, President and a Director of the Company, $255,349 for short-term cash advances made to subsidiaries of the Company for working capital purposes from time to time. Additionally, at December 31, 2001, the amount owed to a company in which Mr. Lim has a financial interest amounted to $301,562. This amount was for short-term cash advances made to the Company and its subsidiaries for working capital purposes from time to time and for management fees. These amounts are unsecured, bear no interest and have no fixed terms of repayment.

     For the years ended December 31, 2001 and 2000, net cash used in operating activities was $296,297 and $516,334, respectively. Net cash used in operating activities consists of cost of revenues, sales and marketing expenses and general and administrative expenses. The decrease in net cash used in operating activities in 2001 was mainly attributable to collection of overdue receivables, lower general and administrative expenses resulting from outsourcing of multimedia content production to contractors, reduced legal fees, and no expense being incurred in 2001 for the "soft launch" of VISIONET since this activity took place in 2000. Lower general and administrative expenses in 2001 were also due to reduced management fees to a company in which the President and Chief Executive Officer of the Company, has a financial interest.

     Cash used in investing activities of $43,245 in 2001 was mainly due to acquisition of equipment. Cash used in investing activities of $649,978 in 2000 was mainly due to acquisition of communications equipment for the rollout of VISIONET and increased investment in PTSB.

      Cash provided by financing activities of $335,873 in 2001 primarily consisted of advances from a director and from an affiliated company. Cash provided by financing activities of $1,166,424 in 2000 was primarily from the issuance of an aggregate of 2,300,000 shares of common stock at 50 cents per share in a private placement for cash consideration of $1,150,000.

     The Company believes that sufficient cash will be generated from the following sources to fund its operations for the next twelve months:

-- Intensification of efforts to collect overdue receivables. The Company will maintain close contact with its debtors to keep updated on their liquidity status. The debtors will be persuaded to give priority to outstanding debts due to the Company whenever funds are available. Legal action will only be taken as a last resort.

-- Advances from director and major shareholder as and when required to finance the Company's working capital requirements. The Company's President and CEO, Mr. Patrick Lim, who is also the Company's major shareholder, has committed himself to advance funds to the Company for working capital. Such funds have been provided by Mr. Lim since the completion of the reverse acquisition of Kalan by AEI.

-- Additional revenue provided by: (i) a consulting contract, which is estimated to generate $2.85 million in revenue, to carry out the planning, design, project execution (including contract and project management) of all broadband communications and networking systems/services for Pulau Indah-Marina Village, (ii) a contract, which is estimated to generate $550,000 in revenue over a three-year period, to carry out the planning, design, project execution of all broadband communications and networking systems/services for a commercial/housing project in Selangor, Malaysia.

--   The Company may consider a private placement of its shares.

--   The Company may also seek to obtain equipment financing.

     The Company also hopes that additional cash will be generated from the marketing agreement with Worldlink Dotcom Sdn. Bhd. to distribute its service gateway for home/office automation in Malaysia, Singapore and Australia and from the distribution agreement with Mutual Base Equity Sdn. Bhd. for sale of the Eystar SmartHome Console in Malaysia and Singapore.

     In addition to internally generated funds and financial support from a director and major shareholder, the Company seeks to raise additional funds from equity or debt financing for its future working capital requirements. As of December 31, 2001, the Company has acquired assets of approximately $1.2 million, in preparing for the roll out of VISIONET. In addition, the Company has committed to an initial purchase of hardware valued at $250,000 for the limited commercial rollout of VISIONET in 2002. The Company estimates that additional capital expenditures up to $5.0 million will be required for the countrywide deployment of VISIONET. The Company has also committed to an initial purchase of software and hardware valued at $50,000 in conjunction with its announced strategic collaboration with Aptilo Networks, Sweden. There is, however, no assurance that financing will be available or, if available, that it would be offered to the Company on acceptable terms. The Company will continuously evaluate its financing requirements and may decide to consider alternative modes of financing.

     On November 28, 2001, the Company signed an agreement to purchase office space in Australia for $1.8 million Australian dollars (approximately $920,000 USD at December 31, 2001). The Company intends to lease the space for rental until it finalizes its plan to relocate its Asian headquarters to Australia. Pursuant to the terms of the agreement, the Company has paid a sum of $5,200 as deposit for the above property. The purchase is subject to the approvals of the Australian Foreign Investment Review Board and a few other relevant statutory approvals as necessary under applicable laws. The purchase has not been completed as the Company has yet to receive approval from Australian Foreign Investment Review Board to proceed with the purchase.

     No dividends on the common stock were paid by the Company for the two years reported herein.

Critical Accounting Policies

Financial Reporting Release No. 60, which was recently released by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 2 to the Consolidated Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of the Company's Consolidated Financial Statements. The following is a brief discussion of the more significant accounting policies and methods used by the Company.

Revenue Recognition

The Company recognizes revenue from the production of multimedia programs and from Intranet and management and consulting services. The Company recognizes revenue from the sales of goods in the period when significant risks and rewards of ownership have transferred to its customers. The Company recognizes revenue from the services provided in the period in which the services are performed and when there is no significant uncertainty regarding the consideration to be received and the associated costs to be incurred.

Accounts Receivable

The Company continuously monitors collections and payments from its customers and maintains an allowance for estimated uncollectible accounts based upon historical experience and specific customer collections issues that have been identified. Since accounts receivable are concentrated in a relatively few customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse impact on the collectibility or the Company's accounts receivable and future operating results.

Valuation of Long-Lived Assets and Goodwill

The Company assesses the impairment of long-lived assets and related goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include negative operating performance by the Company and significant negative industry or economic trends. Through December 31, 2001, management assessed the carrying value of goodwill and other long-lived assets for impairment when circumstances warranted such a review. The Company does not believe that any impairment has occurred as of December 31, 2001 or 2000.

Beginning January 1, 2002, pursuant to Statement of Financial Accounting Standard ("SFAS") No. 142, goodwill will no longer be amortized, but is subject to annual impairment tests in accordance with the standard. Beginning in 2002, the Company will apply newly adopted standards to test for impairment of goodwill and long-lived assets.

Stock-Based Compensation

SFAS No. 123, Accounting for Stock Based Compensation, defines a fair-value-based method of accounting for stock-based employee compensation plans and transactions in which an entity issues its equity instruments to acquire goods or services from non-employees, and encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (APB No. 25), Accounting for Stock Issued to Employees, and related interpretations. Accordingly, employee compensation cost for stock options is measured as the excess, if any, of the estimated fair value of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

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

     On August 11, 2000, Arthur Andersen & Co, the Company's independent public accountants for the Company's fiscal year ended December 31, 1999 and the first quarter of 2000 resigned. On August 11, 2000, the Company engaged the accounting firm of CH Yap & Co as the Company's independent public accountants to replace the firm of Arthur Andersen & Co. This change of independent accountants was approved by the Board of Directors of the Company.

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

      On November 6, 2000, CH Yap & Co, the Company's independent accountants for the second quarter of 2000, resigned. CH Yap & Co did not deliver an accountant's report to the Company during the period they served as the Company's independent accountants.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The Directors and Executive Officers of the Company, and their respective ages and positions held in the Company, as of March 27, 2002 are as follows:-


NAME                       AGE    POSITION HELD
------                    ----  -----------------
Wan Abdul Razak bin Muda   65   Chairman and Director

Patrick Soon-Hock Lim      52   President, Chief Executive Officer and Director

Valerie Hoi-Fah Looi       43   Secretary and Director

Chee-Hong, Leong           36   Chief Financial Officer/Treasurer

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

     MR. WAN ABDUL RAZAK BIN MUDA, 65, has served as the Chairman of the Board of the Company since April 1999. In addition, Mr. Muda has been the Chairman of the Board of AEI and PTSB since February 1993. Since 1992, he has been the Chairman and Director of Tiong Nam Transport Holdings Bhd, a Malaysian public land cargo transportation and warehousing company. Prior to joining Tiong Nam Transport Holding Bhd, Mr. Muda had served in the Malaysian Police Force for 34 years. He joined the Malaysian Police Force as a police cadet after completing senior high school. As part of his training, he attended numerous courses conducted by the Royal Malaysian Police Training College and rose from the rank and file to his last position as the Chief Police Officer of the state of Terengganu, Malaysia.

     MR. PATRICK SOON-HOCK LIM, 52, has served as President and Chief Executive Officer of the Company, positions he has held since April 1999. Mr. Lim has been the Managing Director at AEI since 1988 and has been involved in the multimedia industry for the past 11 years. Mr. Lim earned his Masters of Science from Reading University, United Kingdom in 1974.

     MS. VALERIE HOI-FAH LOOI, 43, has served as the Corporate Secretary of the Company since April 1999 and, in such position, she is responsible for corporate affairs and human resources of the Company. Ms. Looi has also served as the Senior Vice President, Corporate Affairs at AEI, a position she has held since joining AEI in 1990. She has over 10 years of experience in corporate affairs. Ms. Looi received her Diploma in Management from the Malaysian Institute of Management, Malaysia.

     MR. CHEE-HONG LEONG, 36, has served as the Chief Financial Officer and Treasurer of the Company since February 2000. He is a Fellow of Association of Chartered Certified Accountants, United Kingdom. Mr. Leong is responsible for the financial and administrative functions of the Company. Mr. Leong was the Assistant Accounts Manager at Industrial Concrete Products from April 1994 to December 1999. Mr. Leong earned his Bachelor of Arts in Accounting at Ulster University in Northern Ireland in 1989 and qualified as a Chartered Certified Accountant with the Association of Chartered Certified Accountants in 1994.

     The Company does not pay fees to members of the board of directors and presently has no plans to pay directors' fees. Presently, Mr. Muda is the only Outside Director of the Company.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934.

     Section 16(a) of the Securities Exchange Act of 1934, as amended, (the "34 Act"), requires the Company's officers and directors and persons who own beneficially more than ten percent of the Company's Common Stock to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Based solely on a review of copies of the Section 16(a) reports furnished to the Company and written representations by certain reporting persons, the Company believes that all of the Company's officers and directors, and all persons owning more than ten percent of the Company's Common Stock have filed the subject reports, if required, on a timely basis during and with respect to the fiscal year ended December 31, 2001.


ITEM 10. EXECUTIVE COMPENSATION.

     The following table sets forth certain information concerning the compensation earned by the Company's Chief Executive Officer and other executive officers who were serving as executive officers at the end of the last completed fiscal year and whose salary and bonus aggregated were in excess of $100,000. No other compensation not covered in the following table was paid or distributed by the Company to such persons during the period covered. Employee Directors receive no additional compensation for service on the Board of Directors of the Company. Outside Directors received no compensation from the Company as such during this period, except as indicated below.

     In December 2000, the Company granted stock options to directors and officers of the Company. Mr. Lim, the current President and Director, was granted an option for 500,000 common shares at $0.085 exercisable until December 5, 2005. Mr. Muda, the current Chairman and Director, was granted an option for 100,000 common shares at $0.085 exercisable until December 5, 2005. Miss Looi, the current Secretary and Director, was granted an option for 120,000 common shares at $0.085 exercisable until December 5, 2005. Mr. Leong, the current Chief Financial Officer and Treasurer, was granted an option for 78,000 common shares at $0.085 exercisable until December 5, 2005. The closing price of the common stock on December 6, 2000 was $0.075. Mr. Lim, Mr. Muda and Ms. Looi exercised their options on March 12, 2002 to purchase a total of 720,000 shares of restricted common stock at $0.085 per share for total cash consideration of $61,200.

     The Company has no other retirement, pension, profit sharing, stock option, insurance or other similar programs. There were no long-term compensation plans, awards, options or any other compensation offered by the Company.


                           SUMMARY COMPENSATION TABLE

NAME AND PRINCIPAL POSITION                 YEAR        ANNUAL
---------------------------                 ----      COMPENSATION
                                                     --------------
                                                     SALARY            BONUS
                                                     ------            -----
Patrick Soon-Hock Lim                       2001      -
President, Chief Executive                  2000      -
Officer and Director                        1999      $7,895 (1)


(1) Amounts received in 1999 represent director's fee from AEI for the year ended December 31, 1999.

EMPLOYMENT AGREEMENTS

     The Company has no employment agreements with its Chief Executive Officer and other executive officers. However, its wholly-owned subsidiary, AEI, and Chee Hong Leong entered into a letter agreement, dated December 8, 1999, with respect to Mr. Leong's appointment as Corporate Finance Manager of AEI. Under the letter agreement, Mr. Leong will receive a basic salary of $18,947 per year and be entitled to unspecified stock option grants to be awarded by Digital Broadband Networks, Inc. in the future. Either party may terminate the letter agreement by giving the other party one month's prior written notice.

     AEI and Ms. Valerie Hoi-Fah Looi entered into a letter agreement dated January 1, 1999 with respect to Ms. Looi's redesignation as Senior Vice President of Corporate Affairs at AEI. Under the letter agreement, Ms. Looi will receive a basic salary of $13,578 per year subject to review by the Company from time to time.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following sets forth the number of shares of the Company's common stock beneficially owned by (i) each person who, as of March 27, 2002, was known by the Company to own beneficially more than five percent (5%) of its common stock;
(ii) each of the Directors and Executive Officers of the Company and (iii) the Directors and Executive Officers of the Company as a group. As of March 27, 2002, there were 98,723,499 common shares issued and outstanding.


NAME AND ADDRESS                 NUMBER OF SHARES OF             PERCENT OF
OF BENEFICIAL OWNER(1)           BENEFICIAL OWNER (2)                CLASS
-------------------------------------------------------------------------------

Patrick Soon-Hock Lim              50,995,000 (3)                   51.65

Wan Abdul Razak bin Muda              400,000 (4)                       *

Valerie Hoi-Fah Looi                4,820,000                        4.88

Chee-Hong Leong                             -                           -

                                 ------------                    --------
All Officers and Directors as
a Group (4 persons)                56,215,000                       56.53

                                 ============                    ========


* Less than 1%.


(1) The address for each beneficial owner is c/o Digital Broadband Networks, Inc., Suite 11.02, Menara Merais, No. 1 Jalan 19/3, 46300 Petaling Jaya, Selangor, Malaysia.

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


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During the year ended December 31, 2001, the Company had related transactions with the following parties:

LSH ASSET HOLDINGS SDN BHD ("LSH"):

LSH is a company wholly-owned by the Company's Chief Executive Officer and his wife. During the years ended December 31, 2001 and 2000, LSH billed the Company $120,000 and $300,000, respectively, for management fees. LSH also made short term advances to the Company from time to time for working capital purposes. As of December 31, 2001, the amount due to LSH was $301,562. This amount is unsecured, bears no interest, has no fixed terms of repayment, and is recorded in the financial statements as "Amount due to an affiliated company".

VISIONEWS ASIA SDN BHD ("VASB"):

The Company's Chief Executive Officer is a director of VASB and owns a 40% equity interest in VASB. A director of PTSB is also a director of VASB and owns a 20% equity interest in VASB. As of December 31, 2001, $81,560 of receivables from 1999 was not recognized as revenue due to the uncertainty of collection. During the year ended December 31, 2000, the Company received $21,027 from VASB for an administration fee and sub-letting a portion of the Company's premises to VASB. The Company also received $5,288 from VASB in respect of revenue deferred from 1999. The terms of repayment for the amount due from VASB is similar to terms accorded to the Company's other existing customers.

SYNERVEST SDN BHD ("SSB"):

A director of PTSB is a director of SSB and holds a 60% equity interest in SSB. As of December 31, 2001, $92,105 of receivables from 1999 was not recognized as revenue due to the uncertainty of collection. The terms of repayment for the amount due from SSB are similar to terms accorded to the Company's other existing customers. In May 2000, the Company sold a patent for digital image display technology, acquired from SSB for $448,567 as consideration for settlement of an amount owed to the Company, to a third party for cash of $492,105.

As of December 31, 2001, long-term receivables, related parties, consisted of an overdue amount of $770,605 from SSB. This amount primarily arose in the year ended December 31, 1998 when the Company sold to SSB assets used in the operations of a subsidiary. These assets, comprising analog video hardware and peripherals and a patent for image display, were sold to SSB for a total sum of $1,661,175. Due to the uncertainty of collection of the related receivable, the gain has been deferred and will be recognized only after all costs have been recovered. During the years ended December 31, 2001 and 2000, the Company received payment of $18,869 and $601,533, respectively. A gain on sale of assets of $416,411 was recognized in 2000. The deferred gain on sale of assets totaled $729,395 at December 31, 2001.

KHIDMAT MAKMUR SDN BHD ("KMSB"):

A director of PTSB is a director of KMSB and holds a 30% equity interest in KMSB. As of December 31, 2001, $155,382 of receivables from 1999 was not recognized as revenue due to the uncertainty of collection. During the year ended December 31, 2000, the Company received $300,000 from KMSB, in respect of revenue deferred from 1999. The terms of repayment for the amount due from KMSB are similar to terms accorded to the Company's other existing customers.

MY ARCHITECT ("MYA") AND MY DRAUGHTING SERVICES ("MDS"):

A director of PTSB is a principal partner of MYA and MDS. As of December 31, 2001, $139,474 and $104,447 of 1999 receivables from MYA and MDS, respectively, were not recognized as revenue due to the uncertainty of collection. During the year ended December 31, 2000, the Company received $149,771 from MYA and $49,882 from MDS, in respect of revenue deferred from 1999. During the year ended December 31, 2000, the Company also received $130,610 from MYA in respect of sale of assets in 1999. The terms of repayment for the amount due from MYA and MDS are similar to terms accorded to the Company's other existing customers.

CHIEF EXECUTIVE OFFICER:

As of December 31, 2001, the Company owed the Chief Executive Officer of the Company $255,349 for short-term cash advances made to the Company for working capital purpose from time to time. The amount owing to the Chief Executive Officer is unsecured, bears no interest, has no fixed terms of repayment and is recorded in the financial statements as "Amount due to a director".

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

3.5 Articles of Amendment to change name from Kalan Gold Corporation to Digital Broadband Networks, Inc.

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

(b)  Reports on Form 8-K.

     The Company  filed a Current  Report on Form 8-K for a event  specified  in
Item 5 of such report on December 12, 2001.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                Digital Broadband Networks, Inc.

Dated: March 28, 2002           By:      /s/ Patrick Soon-Hock Lim
                                         --------------------------------------
                                           Patrick Soon-Hock Lim
                                           President and Chief Executive Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


          SIGNATURE                         TITLE                    DATE
          ---------                         -----                    ----


/s/ Patrick Soon-Hock Lim        President, Chief Executive      March 28, 2002
-----------------------------    Officer and Director
Patrick Soon-Hock Lim           (Principal Executive Officer)



/s/ Chee-Hong Leong              Chief Financial Officer         March 28, 2002
-----------------------------   (Financial Officer and
Chee Hong Leong                  Principal Accounting Officer)



/s/ Wan Abdul Razak bin Muda     Chairman and Director           March 28, 2002
-----------------------------
Wan Abdul Razak bin Muda



/s/ Valerie Hoi-Fah Looi         Secretary and Director          March 28, 2002
-----------------------------
Valerie Hoi-Fah Looi

                DIGITAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES
                     YEARS ENDED DECEMBER 31, 2001 AND 2000
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Independent auditors' report                                            F1
Consolidated financial statements:
         Balance sheet                                                  F2
         Statements of operations                                       F3
         Statements of changes in shareholders'
           equity and comprehensive loss                                F4
         Statements of cash flows                                       F5
         Notes to consolidated financial statements                     F6-F19

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Digital Broadband Networks, Inc.

We have audited the accompanying consolidated balance sheet of Digital Broadband Networks, Inc. and subsidiaries as of December 31, 2001, and the related consolidated statements of operations, changes in shareholders' equity and comprehensive loss and cash flows for each of the years in the two-year period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Digital Broadband Networks, Inc. and subsidiaries as of December 31, 2001, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company suffered losses from operations of $92,585 in 2001 and $1,152,072 in 2000, had negative cash flows from operating activities of $296,297 and $516,334 in 2001 and 2000, respectively, and has an accumulated deficit of $1,232,977 at December 31, 2001. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in
Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


HORWATH GELFOND HOCHSTADT PANGBURN, P.C.

Denver, Colorado
March 25, 2002

                DIGITAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2001




                                     ASSETS
Current assets:

     Cash                                                   $           402
     Accounts receivable, less allowance for doubtful
       accounts of $324,167 (Note 10)                             1,881,579
     Prepaid expenses                                                45,348
     Inventories (Note 2)                                             1,248
                                                            ---------------
              Total current assets                                1,928,577
Furniture and equipment, net (Notes 5 and 6)                      1,678,117
Goodwill, net (Note 2)                                              471,150
Long-term receivables, related parties (Note 3)                     770,605
                                                            ---------------
                                                            $     4,848,449
                                                            ===============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

     Current portion of capital lease obligations (Note 6)  $        44,989
     Accounts payable                                               846,497
     Accrued expenses                                               140,841
     Amount due to an affiliated company (Note 3)                   301,562
     Amount due to a director (Note 3)                              255,349
                                                            ---------------
              Total current liabilities                           1,589,238
                                                            ---------------
     Capital lease obligations, net of current
       portion (Note 6)                                             114,643
     Deferred gain (Note 3)                                         729,395
                                                            ---------------
              Total liabilities                                   2,433,276
                                                            ---------------
Minority interest                                                   128,318
                                                            ---------------
Commitments and contingencies (Notes 1 and 11)

Shareholders' equity (Note 7):
     Preferred stock, $0.10 par value; 1,000,000
      shares authorized; no shares issued
      and outstanding
     Common stock, $.00001 par value; 100,000,000
      shares authorized; 97,753,499 shares issued
      and outstanding                                                   977
     Additional paid-in capital                                   3,457,723
     Options (Note 7)                                                20,125
     Deferred compensation cost (Note 7)                            (15,562)
     Accumulated deficit                                         (1,232,977)
     Accumulated other comprehensive income                          56,569
                                                            ---------------
              Total shareholders' equity                          2,286,855
                                                            ---------------
                                                            $     4,848,449
                                                            ===============

                 See notes to consolidated financial statements

                DIGITAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

                                              2001                  2000
                                             ------                -------
Revenues:
     Related parties (Note 3)           $         --        $      504,941
     Others                                4,958,421             3,688,572
                                        ------------        --------------
                                           4,958,421             4,193,513
Cost of revenues                           4,699,367             3,621,796
                                        ------------        --------------
Gross profit                                 259,054               571,717
                                        ------------        --------------
Operating expenses:
     Sales and marketing                     130,201                86,542
     General and administrative:
       Related parties (Note 3)              120,000               300,000
       Others (Note 2)                       101,438             1,337,247
                                        ------------        --------------
Total operating expenses                     351,639             1,723,789
                                        ------------        --------------
Loss from operations                         (92,585)           (1,152,072)
                                        ------------        --------------
Other income (expense):
     Interest expense                        (19,143)              (25,800)
     Gain on sale of subsidiaries (Note 9)        --               489,251
     Gain on disposal of assets:
       Related parties (Note 3)                   --               416,411
       Others (Note 4)                           526                43,538
     Other income:
       Related parties (Note 3)                   --                21,027
       Others                                    182                   250
                                        ------------        --------------
                                             (18,435)              944,677
                                        ------------        --------------
Loss before minority interest               (111,020)             (207,395)

Minority interest                             31,915               (46,824)
                                        ------------        --------------
Net loss                                $    (79,105)       $     (254,219)
                                        ============        ==============
Basic and diluted loss per common share $          *        $            *
                                        ============        ==============
Weighted average number of common
  shares outstanding                      97,513,944            96,951,655
                                        ============        ==============

* Less than $0.01 per share

                 See notes to consolidated financial statements



                DIGITAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                             AND COMPREHENSIVE LOSS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000



                              Common stock
                         -------------------
                                                                                                         Accumulated
                                               Additional                Deferred                          other
                                      Par       paid-in                 compensation    Accumulated    comprehensive
                        Shares       value      capital       Options       cost          deficit          income        Total
                      ---------     ------      ---------     -------   -------------    -----------    ----------      ------
Balances,
 January 1, 2000       94,990,999  $  950   $   2,262,438    $    --    $        --    $    (899,653)   $  56,347   $  1,420,082

Issuance of
 common shares          2,300,000      23       1,149,977         --             --               --           --      1,150,000

Comprehensive loss:

 Net loss for
  the year ended
  December 31, 2000            --      --              --         --             --         (254,219)          --       (254,219)

 Foreign currency
  translation
  adjustment                   --      --              --         --             --               --          292            292

 Comprehensive loss                                                                                                     (253,927)
                      -----------  ------     -----------    -------    -----------    -------------    ---------   ------------
Balances,
 December 31, 2000     97,290,999  $  973   $   3,412,415  $      --  $          --  $    (1,153,872) $    56,639  $   2,316,155

Issuance of
 common shares            462,500       4          45,308         --             --               --           --         45,312

Issuance of
 stock options to
 a consultant                  --      --              --     20,125        (20,125)              --           --             --

Amortization of
 deferred
compensation
 for the year ended
 December 31, 2001             --      --              --         --          4,563               --           --          4,563

Comprehensive loss:

 Net loss for
  the year ended
  December 31, 2001            --      --              --         --             --          (79,105)          --        (79,105)

 Foreign currency
  translation
  adjustment                   --      --              --         --             --               --         (70)            (70)

 Comprehensive loss                                                                                                      (79,175)
                    -----------    ------   ------------   --------   ------------   -------------    ----------  --------------
Balances,
 December 31, 2001   97,753,499    $  977   $  3,457,723   $ 20,125   $    (15,562)  $  (1,232,977)   $   56,569  $    2,286,855
                    ===========    ======   ===========   =========   ============   =============    ==========  ================



                 See notes to consolidated financial statements


                DIGITAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000


                                                                                      2001                    2000
                                                                                   --------                --------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                              $          (79,105)       $     (254,219)
     Adjustments to reconcile net loss to net cash used
       in operating activities:

     Minority interest                                                                (31,915)               46,824
     Depreciation and amortization                                                    366,211               227,588
     Deferred compensation amortization                                                 4,563                    --
     Reserve for bad debts                                                           (455,012)              455,012
     Gain on disposal of assets                                                          (526)             (459,949)
     Gain on disposal of subsidiary                                                        --              (489,251)
     Changes in operating assets and liabilities:
       Increase in receivables                                                       (525,067)             (173,008)
       Increase in prepaid expenses                                                   (15,023)              (26,053)
       (Increase) decrease in inventories                                              (1,248)                6,786
       Increase in payables and accrued expenses                                      440,825               149,936
                                                                            ------------------       --------------
           Net cash used in operating activities                                     (296,297)             (516,334)
                                                                            ------------------       --------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from sale of furniture and equipment                                        526               130,610
     Purchase of furniture and equipment                                              (57,192)             (412,788)
     Proceeds from disposal of investment in subsidiaries                              13,421                    --
     Purchase of investment in subsidiary                                                  --              (859,905)
     Proceeds from sale of assets                                                          --               492,105
                                                                            ------------------      ---------------
           Net cash used in investing activities                                      (43,245)             (649,978)
                                                                            ------------------      ---------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issue of shares of common stock                                     45,312             1,150,000
     Net proceeds from affiliated company                                             155,633               108,563
     Net proceeds from (payments to) a director                                       134,928               (46,900)
     Payment of obligation under capital leases                                            --               (45,239)
                                                                            ------------------      ---------------
           Net cash provided by financing activities                                  335,873             1,166,424
                                                                            ------------------      ---------------

Net decrease in cash                                                                   (3,669)                  112
Cash, beginning of year                                                                 4,071                 3,959
                                                                            ------------------      ---------------
Cash, end of year                                                                         402                 4,071
                                                                            ==================      ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for interest during the period                               $              22       $        38,860
                                                                            ==================      ===============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
  ACTIVITIES:
     Subsidiary sold in exchange for accounts receivable                                            $        13,418
                                                                                                    ===============
    The Company purchased additional common stock of a subsidiary for $859,905.
       In conjunction with the acquisition, liabilities were assumed as follows:

       Fair value of assets acquired                                                                $     1,154,374
       Cash paid                                                                                           (859,905)
                                                                                                    ---------------
       Liabilities assumed                                                                          $       294,469
                                                                                                    ===============

                 See notes to consolidated financial statements

                DIGITAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

NOTE 1: ORGANIZATION, BASIS OF PRESENTATION, GOING CONCERN AND MANGEMENT'S
        PLANS:

ORGANIZATION AND BASIS OF PRESENTATION:

Digital Broadband Networks, Inc. and subsidiaries (the "Company") provides network facilities and services for two-way wireless broadband applications that include distance learning, live news coverage, remote video surveillance, emergency field services (including tele-medicine) and on site progress monitoring. The Company's revenues for 2001 and 2000 were primarily derived from the design, development and production of interactive multimedia websites and content.

The Company, formerly known as Kalan Gold Corporation and Knight Natural
Gas, Inc., changed its name to Digital Broadband Networks, Inc., after its shareholders approved the change of name in a Special Shareholders Meeting on August 17, 2001.

The accompanying consolidated financial statements include the accounts of Digital Broadband Networks, Inc. and its wholly-owned subsidiary, Animated Electronic Industries Sdn Bhd ("AEI"), as well as AEI's 86% owned subsidiary, Perwimas Telecommunications Sdn Bhd ("PTSB"), a company incorporated in Malaysia. In December 2000, AEI increased its investment in PTSB from 51% to 86% after acquiring 4,328,000 shares of PTSB's common stock for cash of $859,905. During 2000, AEI sold its entire 51% interest in Vistel (Malaysia) Sdn Bhd ("VMSB"), an investment holding company incorporated in Malaysia, for accounts receivable of $13,421 (received in 2001). The accounts of VMSB were included in the consolidated statement of operations up to the effective date of disposal.

GOING CONCERN AND MANAGEMENT'S PLANS:

The Company's consolidated financial statements for the year ended December 31, 2001, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company suffered losses from operations of $92,585 in 2001 and $1,152,072 in 2000, had negative cash flows from operating activities of $296,297 and $516,334 in 2001 and 2000, respectively, and has an accumulated deficit of $1,232,977 at December 31, 2001. The Company may incur continued cash outflows, which may result in a working capital deficiency again next year. As a result, the Company may experience difficulty and uncertainty in meeting its liquidity needs during the next fiscal year.

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

                DIGITAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

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

The Company's plan to overcome its financial difficulties and return to profitability centers on expanding its business in multimedia content production and the roll out of VISIONET. To cope with its expansion in the multimedia content production business, the Company had, since April 2000, sub-contracted production work to contractors to focus on marketing its content production services to gain a larger market share. The Company established its first VISIONET cell in December 2001 and hopes to commence commercial operation sometime in the first half of 2002 but cannot provide assurance that any target launch date will be met. The Company is currently negotiating with application service providers to host and deliver their content via VISIONET.

The Company believes that sufficient cash will be generated from the following sources to fund its operations for the next twelve months:

-- Intensification of efforts to collect overdue receivables. The Company intends to keep close contact with its debtors to keep updated on their liquidity status. Legal action will only be taken as a last resort.

-- Advances from a director/officer who is also a major shareholder as required to finance the Company's working capital requirements.

-- Additional revenue provided by: (i) a consulting contract, which is estimated to generate $2.85 million in revenue, to carry out the planning, design, project execution (including contract and project management) of all broadband communications and networking systems/services for Pulau Indah-Marina Village, (ii) a contract, which is estimated to generate $550,000 in revenue over a three-year period, to carry out the planning, design, project execution of all broadband communications and networking systems/services for a commercial/housing project in Selangor, Malaysia.

--   The Company may consider a private placement of its shares.

--   The Company may also seek to obtain equipment financing.

The Company also hopes that additional cash will be generated from the marketing agreement with Worldlink Dotcom Sdn. Bhd. to distribute its service gateway for home/office automation in Malaysia, Singapore and Australia and from the distribution agreement with Mutual Base Equity Sdn. Bhd. for sale of the Eystar SmartHome Console in Malaysia and Singapore.

With the above plans and barring any unforeseen circumstances, Management believes the Company will be able to continue as a going concern.

                DIGITAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES:

FINANCIAL STATEMENTS:

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

The Company's consolidated financial statements include the results of operations of the subsidiaries' business from the date of acquisition. Net assets of the subsidiaries are recorded at their fair value at the date of acquisition. All significant inter-company accounts and transactions have been eliminated on consolidation.

COMPREHENSIVE INCOME:

The Company reports comprehensive income in accordance with Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and defines comprehensive income to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is presented with the same prominence as other financial statements. The Company's only current component of comprehensive income are foreign currency translation adjustments.

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

REVENUE RECOGNITION:

Revenue represents the net invoiced value of goods sold or fees earned from the production of multimedia programs and Intranet and management and consulting services. The Company recognizes revenue from the sales of goods in the period when significant risks and rewards of ownership have transferred to its customers. The Company recognizes revenue from the services provided in the period in which the services are performed and when there is no significant uncertainty regarding the consideration to be received and the associated costs to be incurred.

NET LOSS PER COMMON SHARE:

Loss per common share is determined in accordance with SFAS No. 128, "Earnings Per Share" (EPS). SFAS No. 128 requires the presentation of two EPS amounts, basic and diluted. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS includes the dilution that would occur if outstanding stock options and other dilutive securities were exercised, unless the effect is to reduce a loss per share.

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

                DIGITAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2001 AND 2000


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

Routine expenses for maintenance and repair are expensed as incurred. Expenditures that result in enhancement of the value or in extension of the useful life of fixed assets are capitalized.

LONG-LIVED ASSETS:

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

FAIR VALUE OF FINANCIAL INSTRUMENTS:

The Company's on-balance sheet financial instruments consist of cash, accounts receivable, capital lease obligations, accounts payable, and other accrued liabilities. The carrying amounts of such financial instruments approximate fair value due to their short maturities. The fair values of amounts due to and from related parties are not practicable to estimate, due to the related party nature of the underlying transactions. The Company has no material off-balance sheet financial instruments.

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

GOODWILL:

In December 2000, the Company purchased an additional 35% interest in PTSB (increasing the Company's ownership interest from 51% to 86%) through the acquisition of 4,328,000 shares of PTSB's common stock from a non-related minority shareholder of PTSB for cash of $859,905, resulting in goodwill of $588,938, which is being amortized on the straight-line method over five years. Amortization expense for the year ended December 31, 2001 was $117,788. The Company accounted for this transaction under the purchase method of accounting based upon the market value of the common stock issued by the Company.

Beginning January 1, 2002, pursuant to SFAS No. 142, goodwill will no longer be amortized, but is subject to annual impairment tests in accordance with the standard. Through December 31, 2001, management assessed the carrying value of goodwill and other long-lived assets for impairment when circumstances warranted such a review,pursuant to SFAS No. 121. Management does not believe that any impairment has occurred as of December 31, 2001 or 2000. Beginning in 2002, the Company will apply newly adopted standards to test for impairment of goodwill and long-lived assets.

INVENTORIES:

Inventories, which are comprised of peripherals for surveillance and wireless communication, are stated at the lower of cost or net realizable value. Cost is determined on a first-in-first-out basis.

                DIGITAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

ADVERTISING:

Costs related to advertising and promotion of products are charged to sales and marketing expense as incurred. Advertising and promotion costs were $113,391 and $47,229 in 2001 and 2000, respectively.

OPERATING LEASES:

The Company leases its primary office facility under a three-year, non-cancelable operating lease, which expires in February 2003 and provides for a 2-year renewal option. The Company also leases another office for content production, engineering and warehouse space. This lease expires in August 2002 and provides for a one-year renewal option. The lease require the Company to pay rent of $1,844 per month up to August 2002 and $1,634 per month thereafter, as well as taxes, maintenance, insurance and certain other operating costs of the leased property. The Company also leases an Internet line and related Internet access gateway under a one-year, non-cancelable operating lease, which expires September 2002. The lease requires the Company to pay $2,763 per month. Future minimum lease payments under these lease agreements total $46,155 for the year ending December 31, 2002 and $3,268 for the year ending December 31, 2003. Rent expense was $31,389 and $23,988 for the years ended December 31, 2001 and 2000, respectively.

SEGMENT REPORTING:

The Company does not include segment reporting in the financial statements as the Company functioned as a single operating unit in 2001 and 2000. The Company's revenue is derived primarily from operations in Malaysia and substantially all of the Company's assets are located in Malaysia.

STOCK-BASED COMPENSATION:

SFAS No. 123, Accounting for Stock Based Compensation, defines a fair-value-based method of accounting for stock-based employee compensation plans and transactions in which an entity issues its equity instruments to acquire goods or services from non-employees, and encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (APB No. 25), Accounting for Stock Issued to Employees, and related interpretations. Accordingly, employee compensation cost for stock options is measured as the excess, if any, of the estimated fair value of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

BUSINESS RISK:

The Company is subject to risks and uncertainties common to technology-based companies, including rapid technological change, dependence on principal products and third-party technology, new product introductions and other activities of competitors, dependence on key personnel, and limited operating history.

ESTIMATES:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

                DIGITAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

RECENTLY ISSUED ACCOUNTING STANDARDS:

In 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Currently, the Company does not have any derivative financial instruments and does not participate in hedging activities; therefore, this statement had no impact on the Company's consolidated financial statements.

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS
No. 141, Accounting for Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is prohibited after that date. SFAS No. 141 also establishes specific criteria for the recognition of intangible assets. This pronouncement did not have an impact on the Company's consolidated financial statements.

SFAS No. 142, effective for fiscal years beginning after December 15, 2001, establishes accounting and reporting standards for goodwill and other intangible assets. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will be subject to annual impairment tests in accordance with the standard. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new standard on accounting for goodwill beginning in 2002. Application of the non-amortization provisions of the standard is expected to result in an annual reduction in amortization expense of approximately $118,000. The Company will perform the first of the required impairment tests of goodwill under SFAS No. 142 during the first quarter of 2002.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses accounting and financial reporting for the impairment or disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001. The Company is currently assessing the impact, if any, that SFAS No. 144 may have on its financial condition and results of operations.

RECLASSIFICATION:

Certain amounts reported in the prior year financial statements have been reclassified for comparative purposes to conform to the presentation in the current year financial statements.

                DIGITAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

NOTE 3: RELATED PARTY TRANSACTIONS:

During the years ended December 31, 2001 and 2000, the Company had related party transactions with the following entities:

LSH ASSET HOLDINGS SDN BHD ("LSH"):

LSH is a company wholly-owned by the Company's Chief Executive Officer and his wife. During the year ended December 31, 2001 and 2000, LSH billed the Company $120,000 and $300,000, respectively, for management fees. LSH also made short term advances to the Company from time to time for working capital purposes. As of December 31, 2001, the amount due to LSH was $301,562. This amount is unsecured, bears no interest, has no fixed terms of repayment, and is recorded in the financial statements as "Amount due to an affiliated company".

VISIONEWS ASIA SDN BHD ("VASB"):

The Company's Chief Executive Officer is a director of VASB and owns a 40% equity interest in VASB. A director of PTSB is also a director of VASB and owns a 20% equity interest in VASB. As of December 31, 2001, $81,560 of receivables from 1999 was not recognized as revenue due to the uncertainty of collection. During the year ended December 31, 2000, the Company received $21,027 from VASB for an administration fee and sub-letting a portion of the Company's premises to VASB. The Company also received $5,288 from VASB in respect of revenue deferred from 1999. The terms of repayment for the amount due from VASB is similar to terms accorded to the Company's other existing customers.

SYNERVEST SDN BHD ("SSB"):

A director of PTSB is a director of SSB and holds a 60% equity interest in SSB. As of December 31, 2001, $92,105 of receivables from 1999 was not recognized as revenue due to the uncertainty of collection. The terms of repayment for the amount due from SSB are similar to terms accorded to the Company's other existing customers. In May 2000, the Company sold a patent for digital image display technology, acquired from SSB for $448,567 as consideration for settlement of an amount owed to the Company, to a third party for cash of $492,105.

As of December 31, 2001, long-term receivables, related parties, consisted of an overdue amount of $770,605 from SSB. This amount primarily arose in the year ended December 31, 1998 when the Company sold to SSB assets used in the operations of a subsidiary. These assets, comprising analog video hardware and peripherals and a patent for image display, were sold to SSB for a total sum of $1,661,175. Due to the uncertainty of collection of the related receivable, the gain has been deferred and will be recognized only after all costs have been recovered. During the years ended December 31, 2001 and 2000, the Company received payment of $18,869 and $601,533, respectively. A gain on sale of assets of $416,411 was recognized in 2000. The deferred gain on sale of assets totaled $729,395 at December 31, 2001.

KHIDMAT MAKMUR SDN BHD ("KMSB"):

A director of PTSB is a director of KMSB and holds a 30% equity interest in KMSB. As of December 31, 2001, $155,382 of receivables from 1999 was not recognized as revenue due to the uncertainty of collection. During the year ended December 31, 2000, the Company received $300,000 from KMSB, in respect of revenue deferred from 1999. The terms of repayment for the amount due from KMSB are similar to terms accorded to the Company's other existing customers.

MY ARCHITECT ("MYA") AND MY DRAUGHTING SERVICES ("MDS"):

A director of PTSB is a principal partner of MYA and MDS. As of December 31, 2001, $139,474 and $104,447 of 1999 receivables from MYA and MDS, respectively, were not recognized as revenue due to the uncertainty of collection. During the year ended December 31, 2000, the Company received $149,771 from MYA and $49,882 from MDS, in respect of revenue deferred from 1999. During the year ended December 31, 2000, the Company also received $130,610 from MYA in respect of sale of assets in 1999. The terms of repayment for the amount due from MYA and MDS are similar to terms accorded to the Company's other existing customers.

                DIGITAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

NOTE 3: RELATED PARTY TRANSACTIONS (CONTINUED):

CHIEF EXECUTIVE OFFICER:

As of December 31, 2001, the Company owed the Chief Executive Officer of the Company $255,349 for short-term cash advances made to the Company for working capital purpose from time to time. The amount owing to the Chief Executive Officer is unsecured, bears no interest, has no fixed terms of repayment and is recorded in the financial statements as "Amount due to a director".

NOTE 4: GAIN ON SALE OF ASSETS:

Gain on disposal of assets relates to the sale of a patent for digital image display technology, previously acquired from SSB in 1999 as disclosed in Note 3, Related Party Transactions. In May 2000, the Company entered into an agreement with an unrelated third party to sell a patent for digital image display technology, previously acquired from SSB in 1999 for cash of $492,105 (RM 1,870,000). The sale was completed in June 2000 when the Company received the cash and recognized a gain of $43,538.

NOTE 5: FURNITURE AND EQUIPMENT:

     Furniture and equipment consists of the following at December 31, 2001:

     Office equipment                               $           87,060
     Furniture and fittings                                     27,780
     Tools and equipment                                       153,708
     Video Communication hardware and peripherals            2,199,218
     Computer software                                         165,124
     Office renovation                                          11,010
                                                    ------------------
                                                             2,643,900
      Less accumulated depreciation                           (965,783)
                                                    ------------------
                                                    $        1,678,117
                                                    ==================

Depreciation expense for the years ended December 31, 2001 and 2000 was $248,423 and $227,588, respectively.

                DIGITAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2001 AND 2000


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

As of December 31, 2001 the future minimum lease payments on capital leases are as follows:

           Year ending
           December 31:
           ------------
           2002                                             $           60,604
           2003                                                         36,284
           2004                                                         36,284
           2005                                                         36,284
           2006                                                         33,233
                                                            ------------------
           Total payments                                              202,689
           Less:  Amount representing interest                         (43,057)
                                                            ------------------
           Present value of minimum capital lease payments             159,632
           Less:  Current maturities of capital lease
             obligations                                               (44,989)
                                                            ------------------
                                                            $          114,643
                                                            ==================

Assets under these capital leases, which are included in property and equipment at December 31, 2001, are as follows:


         Video communication hardware and peripherals       $          408,896
         Less accumulated depreciation                                (238,295)
                                                            ------------------
                                                            $          170,601
                                                            ==================

The Company has not made principal and interest payments due under these capital lease agreements since July 2000. The total overdue amount as of December 31, 2001 is $59,528, which includes unpaid principal of $24,320 and unpaid interest of $35,208. Unpaid principal is included in current portion of capital lease obligations on the balance sheet. Unpaid interest is included in accrued expenses on the balance sheet. The Company's Chief Executive Officer (CEO), who is also a shareholder, has personally guaranteed payment under these capital lease agreements. Pursuant to the terms of the guarantee agreement dated December 3, 1998, the CEO has guaranteed to pay all amounts which become due under the terms of the capital lease agreements. Subsequent to December 31, 2001 and through the date of this report, the Company has made payments to the lessor totaling $6,050.

                DIGITAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

NOTE 7: SHAREHOLDERS' EQUITY:

PREFERRED STOCK:

The Company is authorized to issue one million shares of preferred stock, par value $0.10 per share, which may be issued in series with such designations, preferences, stated values, rights, qualifications or limitations as determined by the Board of Directors. As of December 31, 2001, no preferred stock has been issued.

On December 20, 2001, the Company signed two separate definitive agreements with two unrelated parties for the purchase of convertible preferred stock with attached warrants to raise a total of $2.5 million. Under the agreements, the preferred stockholders will receive non-cumulative dividends at the rate of $0.08 per share per annum when and if declared by the Company's Board of Directors. The Company has authorized the sale and issuance of 500,000 shares of its Series A Preferred Stock at a purchase price of $5.00 per share. Each preferred stockholder shall be entitled to convert the preferred stock into common stock at a ratio of 1 share of preferred stock to 2 shares of common stock. This right may be exercised by the stockholders at any time. The purchase was expected to be completed on or before February 28, 2002. On March 12, 2002, the Company and the purchasers mutually agreed to extend the closing date for the purchase to June 30, 2002. On March 25, 2002, the Company and the purchasers executed an addendum to the definitive agreements to: (i) cancel the warrants attached to the preferred stock and (ii) amend the conversion ratio to 1 share of preferred stock to 1.6 shares of common stock.

ISSUANCE OF COMMON STOCK:

On May 18, 2001, the Company sold 400,000 shares of its restricted common stock to a shareholder at $0.10 per share. The shares were sold in reliance upon the exemption provided by Regulation S under the Securities Act of 1933, as amended.

On December 20, 2001, the Company issued 62,500 shares of its restricted common stock to a consultant at $0.085 per share in accordance with the terms of an option agreement, which was granted in June 2001 and subsequently terminated on September 30, 2001.

STOCK OPTIONS:

In December 2000, the Company granted certain officers and employees of the Company options to purchase up to 912,000 shares of the Company's common stock at $0.085 per share (which was greater than the market price of the Company's common stock at the date of grant). The options are exercisable through December 2005, contingent upon continuous service by the officers/employees through specified dates. 50,400 options were cancelled during 2001 due to termination of services of an employee. As of December 31, 2001, 861,600 options were exercisable. 720,000 options were subsequently exercised on March 12, 2002.

If the Company had accounted for the 861,600 options issued to employees and officers in accordance with FASB statement No. 123, the Company's net loss and net loss per share would approximate the pro forma disclosure below:

                                                Year ended December 31, 2001                Year ended December 31, 2000
                                                As reported        Pro forma                As reported        Pro forma
                                              --------------     -------------            ---------------  ---------------
     Net loss                                    (79,105)          (84,950)                  (254,219)         (299,769)
     Basic and diluted loss per share                *                 *                         *                 *

     * Less than $0.01 per share

The value of the exercisable options during the years ended December 31, 2001 and 2000 is calculated using the Black-Scholes methodology as prescribed by SFAS No. 123. The Company utilized an expected dividend yield of 0, expected stock price volatility of 104%, a risk free interest rate of 6%, and an expected life of the option of 3 years.

                DIGITAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

NOTE 7: SHAREHOLDERS' EQUITY (CONTINUED):

STOCK OPTIONS (CONTINUED):

In June 2001, the Company granted options to purchase 750,000 shares of the Company's common stock at $0.085 per share to a consultant for services to be provided to the Company. These options were to be exercisable through May 2006, contingent upon continuous service by the consultant through specified dates. On September 30, 2001, the Option Agreement between the Company and the consultant was terminated. Under the terms of the agreement, 62,500 options were exercisable by the consultant through December 31, 2001. The remaining balance of 687,500 options was canceled following termination of the agreement. These options were valued at $0.057 per share based upon the Black-Scholes option pricing model, resulting in recognition of compensation expense of $3,563 during the year ended December 31, 2001. On December 20, 2001, the consultant exercised 62,500 options pursuant to the terms of the agreement.

On November 1, 2001, the Company granted options to purchase 250,000 shares of the Company's common stock at $.12 per share to a consultant for services to be provided to the Company. These options are exercisable through October 2006, contingent upon continuous service by the consultant through specified dates. 125,000 of the options, which vest April 30, 2002, were valued at $0.06 per share, and the remaining 125,000 options, which vest October 31, 2002, were valued at $0.10 per share, based upon the Black-Sholes option pricing model, resulting in recognition of compensation expense of $4,563 during the year ended December 31, 2001.

A summary of the status of the Company's stock options as of December 31, 2001 and 2000, and changes during 2001 and 2000, is presented below:


                Options Outstanding                             2001                                2000
             ------------------------             ------------------------------------      ---------------------------------
                                                         Shares        Exercise Price         Shares         Exercise Price
                                                        --------      ----------------      ---------       ----------------
   For officers and employees:
   Beginning of the year                                 912,000             $0.085                -                   -
   Granted                                                     -                  -          912,000              $0.085
   Exercised                                                   -                  -                -                   -
   Forfeited                                            (50,400)                  -                -                   -
                                                        ---------                           --------
   End of the year                                       861,600             $0.085          912,000              $0.085
                                                        ========                            ========
   Options exercisable at year end                       861,600             $0.085          720,000              $0.085

   For consultants:
   Beginning of the year                                       -                  -                -                   -
   Granted
     In June 2001                                        750,000             $0.085                -                   -
     In November 2001                                    250,000             $0.120                -                   -
   Exercised                                            (62,500)             $0.085                -                   -
   Forfeited                                           (687,500)             $0.085                -                   -
                                                       ----------                          ----------
   End of the year                                       250,000             $0.120                -                   -
                                                       =========                           =========
   Options exercisable at year end                             -                  -                -                   -

                DIGITAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2001 AND 2000


NOTE 7: SHAREHOLDERS' EQUITY (CONTINUED):

STOCK OPTIONS (CONTINUED):

         The following table summarizes information about options outstanding at December 31, 2001 and 2000.

                                                                              Options Outstanding
                                                           ---------------------------------------------------------
                                                             Number          Weighted Average        Weighted Average
                                                          Outstanding     Remaining Contractual          Exercise
                                                                                   Life                   Price
                                                        ---------------    --------------------     -----------------
          As of December 31, 2001:
           For officers and employees                            861,600           3.90                   $0.085
           For consultants                                       250,000           4.80                   $0.120
                                                               ---------
          Total                                                1,111,600           4.10                   $0.093
                                                               =========

          As of December 31, 2000:
           For officers and employees                            912,000           4.90                   $0.085

                                                               =========

NOTE 8: INCOME TAXES:

Temporary differences and carry forwards that give rise to deferred tax assets and liabilities as of December 31, 2001 are as follows:

DEFERRED TAX ASSETS
       Net operating loss carry forward         $          996,658
       Unutilized tax allowable depreciation               136,842
                                                --------------------
                                                         1,133,500
       Less: Valuation allowance                        (1,116,132)
                                                --------------------
       Deferred tax asset net of allowance                  17,368
DEFERRED TAX LIABILITIES
       Depreciation                                        (17,368)
                                                --------------------
NET DEFERRED TAX LIABILITY                                      --
                                                ====================

For 2001 and 2000, all income/(loss) of the Company was derived from its activities in Malaysia and the United States. The Company has no current provision for income taxes for 2001 or 2000 due to the Company's net operating losses incurred in both locations in those years. Based on statutory rates, the Company's expected tax benefit arising from the 2001 and 2000 net losses would be approximately $65,000 and $71,000, respectively. The difference between the expected tax benefit and non-recognition of a tax benefit in 2001 and 2000 is the result of a valuation allowance applied to deferred tax assets in excess of deferred tax liabilities

The valuation allowance offsets the net deferred tax assets for which there is no assurance of recovery. The valuation allowance is evaluated considering positive and negative evidence about whether the deferred tax assets will be realized. At that time of evaluation, the allowance is either increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax assets is no longer impaired and the allowance is no longer required. The Company's total net operating loss carry forward is approximately $3.2 million, of which $2.4 million relates to the Company's activities in Malaysia and $800,000 relates to the Company's activities in the United States. The net operating loss carry forward that relates to activities in Malaysia can be carried forward indefinitely while the net operating loss carry forward that relates to the Company's activities in the United States expires through the year 2021.

                DIGITAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2001 AND 2000


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

NOTE 10: SIGNIFICANT CONCENTRATIONS OF CREDIT RISK:

The Company grants credit, generally without collateral, to its customers. Two customers each accounted for approximately 19% of net revenues during the year ended December 31, 2001 and accounted for substantially all revenue earned during the last three months of the year. During 2000, no one customer accounted for greater than 10% of net revenues. Allowance for doubtful accounts receivable was $324,167 and $779,179 at December 31, 2001 and 2000, respectively. The Company will continue to pursue vigorously the collection of all its outstanding accounts receivable.

One supplier accounted for approximately 39% of cost of revenue for the year ended December 31, 2001 and accounted for substantially all cost of revenue during the last three months of the year. The Company is not dependent upon one supplier to provide the services that it requires. During the fourth quarter of 2001, the Company made a strategic decision to engage the services of one sole supplier after taking into consideration the quality of service and competitive pricing being offered. Should the need arise, the Company could utilize alternative suppliers for the services that it requires. For the year ended December 31, 2000, two suppliers accounted for 23% of cost of revenue.

NOTE 11: COMMITMENTS AND CONTINGENCIES:

As of December 31, 2001, the Company has committed to purchase equipment valued at $300,000 in 2002 for the commercial rollout of VISIONET. The purchase is conditional upon completion of successful trial of the equipment by the Company.

On November 28, 2001, the Company signed an agreement to purchase office space in Australia for $1.8 million Australian dollars (approximately $920,000 USD at December 31, 2001). The Company intends to lease the space for rental until it finalizes its plan to relocate its Asian headquarters to Australia. Pursuant to the terms of the agreement, the Company has paid a sum of $5,200 as deposit for the above property. The purchase is subject to the approvals of the Australian Foreign Investment Review Board and a few other relevant statutory approvals as necessary under applicable laws. The purchase has not been completed as the Company has yet to receive approval from Australian Foreign Investment Review Board to proceed with the purchase.

In January 2002, the Company signed an agreement to purchase approximately $19 million of equipment over the next five years. These equipment purchases are subject to inspection and acceptance by the Company depending upon certain performance standards being satisfactorily met.

NOTE 12: PENDING LITIGATION:

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

                DIGITAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

NOTE 12: PENDING LITIGATION (CONTINUED):

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

After considering the action taken by the Attorney Regulation Counsel against Mr. Wagner, the Company elected not to set a trial date nor file a statement showing good cause to avoid dismissal. On August 1, 2001, the Arapahoe County District Court dismissed the case, without prejudice to the Company's rights to re-file the suit, which rights are subject only to the bars of the applicable statutes of limitation. Consequently, the Company reversed $150,000 that was accrued as management's estimate of Mr. Wagner's claim for fees due to him for services rendered prior to the April 1999 AEI merger.

No legal proceedings of a material nature to which the Company is a party are pending as of December 31, 2001, and the Company knows of no legal proceedings of a material nature pending or threatened or judgments entered against any director or officer of the Company in his capacity as such.

NOTE 13: SUBSEQUENT EVENTS:

On February 16, 2002, the Company granted options to purchase 60,000 shares of the Company's common stock at $0.12 per share to a consultant for services to be provided to the Company. These options are exercisable in August 2002, contingent upon continuous service by the consultant through specified dates, through February 2007.

On March 12, 2002, three officers and directors of the Company exercised options to purchase 720,000 shares of the Company's restricted common stock at an exercise price of $0.085 per share, for a total cash consideration of $61,200.

On March 14, 2002, the Company sold 250,000 shares of restricted common stock at $0.085 per share to a shareholder in a private placement for cash consideration of $21,250.

                                   Exhibit 3.5


                              ARTICLES OF AMENDMENT
                                     TO THE
                            ARTICLES OF INCORPORATION


Pursuant to the provision of the Colorado Business Corporation Act, the undersigned corporation adopts the following Articles of Amendment to its Articles of Incorporation :

FIRST : The name of the corporation is Kalan Gold Corporation.

SECOND : The following amendment to the Articles of Incorporation was adopted on August 17, 2001 as prescribed by the Colorado Business Corporation Act, in the manner marked with an X below :

_______ No shares have been issued or Directors Elected - Action by Incorporators.
_______ No shares have been issued but Directors Elected - Action by Directors
_______ Such amendment was adopted by the board of directors where shares have been issued and shareholder action was not required.
__X____ Such amendment was adopted by a vote of the shareholders. The number of shares voted for the amendment was sufficient for approval.

THIRD : If changing corporate name, the new name of the corporation is Digital Broadband Networks, Inc.

FOURTH : The manner, if not set forth in such amendment, in which any exchange, reclassification, or cancellation of issued shares provided for in the amendment shall be affected, is as follows :

If these amendments are to have a delayed effective date, please list that date: ________________ (Not to exceed ninety (90) days from the date of filing).



                               KALAN GOLD CORPORATION





                               By: /s/ Patrick Lim
                                   ----------------------------------------
                                    President
                                    Title

                                  Exhibit 21.1


LIST OF SUBSIDIARIES

The following is a list of all subsidiaries of Digital Broadband Networks, Inc. as of December 31, 2001.


Name of Subsidiary                                Jurisdiction of Incorporation
                                                         or Organization
--------------------------------------------------------------------------------

Animated Electronic Industries Sdn Bhd ("AEI"),               Malaysia
a wholly owned subsidiary of the Company


Perwimas Telecommunications Sdn Bhd, a                        Malaysia
86.4% owned subsidiary of AEI