Form 10QSB
period 2002-03-31
DIGITAL BROADBAND NETWORKS INC
filed 2002-05-14
CIK 940516

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                    FOR QUARTERLY PERIOD ENDED MARCH 31, 2002

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

Yes  X      No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


        Class                     Number of shares outstanding at May 10, 2002
        -------                   ----------------------------------------------
Common stock, $.00001 par value                   98,800,899

FORM 10-QSB
1ST QUARTER

                                      INDEX

                                                                                                                          Page
PART I  -  FINANCIAL INFORMATION
           ITEM 1. FINANCIAL STATEMENTS
           Condensed consolidated balance sheet as at March 31, 2002 (Unaudited)                                            3

           Condensed consolidated statements of operations for
           the three months ended March 31, 2002 and March 31, 2001 (Unaudited)                                             4

           Condensed consolidated statements of cash flows for the three months ended
           March 31, 2002 and March 31, 2001 (Unaudited)                                                                    5

           Notes to condensed consolidated financial statements (Unaudited)                                              6 - 11

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS                                                                12 - 16


PART II - OTHER INFORMATION

           ITEM 1. LEGAL PROCEEDINGS                                                                                       17

           ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS                                                               17

           ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                                                         17

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                     17

           ITEM 5. OTHER INFORMATION                                                                                       17

           ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                                                        17

           SIGNATURES                                                                                                      18


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

PART I -  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                DIGITAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2002
                                   (Unaudited)


                                     ASSETS
Current assets:

      Cash                                                                                               $              14,433
      Accounts receivable, less allowance for doubtful
        accounts of $324,000                                                                                         1,834,276
      Prepaid expenses                                                                                                  48,761
      Inventories                                                                                                        1,248
                                                                                                               ---------------
                Total current assets                                                                                 1,898,718
Furniture and equipment, net                                                                                         1,616,190
Goodwill                                                                                                               471,150
Long-term receivables, related parties                                                                                 761,921
                                                                                                               ---------------
                                                                                                         $           4,747,979
                                                                                                               ===============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

      Current portion of capital lease obligations                                                       $              48,375
      Accounts payable                                                                                                 625,354
      Accrued expenses                                                                                                 126,450
      Amount due to an affiliated company                                                                              417,603
      Amount due to a director                                                                                         242,900
                                                                                                               ---------------
                Total current liabilities                                                                            1,460,682
                                                                                                               ---------------
Capital lease obligations, net of current portion                                                                      108,929
Deferred gain                                                                                                          729,395
                                                                                                               ---------------
                Total liabilities                                                                                    2,299,006
                                                                                                               ---------------

Minority interest                                                                                                      131,345
                                                                                                               ---------------
Commitments and contingencies

Shareholders' equity:
      Preferred stock, $0.10 par value; 1,000,000 shares authorized;
        no shares issued and outstanding
      Common stock, $.00001 par value; 100,000,000 shares authorized;
        98,800,899 shares issued and outstanding                                                                           987
      Additional paid-in capital                                                                                     3,546,742
      Options                                                                                                           22,945
      Deferred compensation                                                                                            (10,835)
      Accumulated deficit                                                                                           (1,298,780)
      Accumulated other comprehensive income                                                                            56,569
                                                                                                               ---------------
                Total shareholders' equity                                                                           2,317,628
                                                                                                               ---------------
                                                                                                         $           4,747,979
                                                                                                               ===============
      See accompanying notes to condensed consolidated financial statements



                DIGITAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                 Three months ended
                                                                                                      March 31
                                                                                           2002                      2001
                                                                                          ------                    -------

Revenue                                                                                  3,335,338                  936,053
Cost of revenues                                                                         3,158,229                  828,974
                                                                                     -------------           --------------
Gross profit                                                                               177,109                  107,079
                                                                                     -------------           --------------
Operating expenses:
      Sales and marketing                                                                   15,416                   20,216
      General and administrative:

        Related parties                                                                     30,000                   30,000
        Others                                                                             190,372                  162,596
                                                                                     -------------           --------------

Total operating expenses                                                                   235,788                  212,812
                                                                                     -------------           --------------
Loss from operations                                                                       (58,679)                (105,733)
                                                                                     -------------           --------------
Other income (expense):
      Interest expense                                                                      (4,233)                  (5,109)
      Gain on disposal of assets                                                               --                       526
      Other income                                                                             135                       --
                                                                                     -------------           --------------
                                                                                            (4,098)                  (4,583)
                                                                                     -------------           --------------

Loss before minority interest                                                              (62,777)                (110,316)

Minority interest                                                                           (3,026)                  10,567

                                                                                     -------------           --------------

Net loss                                                                           $       (65,803)          $      (99,749)

                                                                                   ===============           ==============
Basic and diluted loss per common share                                            $            *            $            *
                                                                                   ===============           ==============
Weighted average number of common shares outstanding                                    97,965,219               97,290,999
                                                                                   ===============           ==============



* Less than $.01 per share

      See accompanying notes to condensed consolidated financial statements


                DIGITAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                            Three Months Ended
                                                                                                 March  31
                                                                                        2002                     2001
                                                                                      --------                 --------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net cash used in operating activities                                         $      (175,107)     $     (78,686)
                                                                                    ----------------     --------------

CASH FLOWS FROM INVESTING ACTIVITIES
      Proceeds from disposal of fixed assets                                        $            --      $         526
      Proceeds from disposal of investment in subsidiaries                                       --             13,421
      Purchase of fixed assets                                                               (1,155)                --
                                                                                    ---------------      -------------
             Net cash (used in) provided by investing activities                    $        (1,155)            13,947
                                                                                    ---------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from issue of shares of common stock                                 $        89,029                 --
      Advances from affiliated company                                                      116,039             10,129
      Net proceeds from (payments on) a director loan                                       (12,450)            54,386
      Payment of obligation under capital leases                                             (2,325)                --
                                                                                    ---------------       ------------
             Net cash provided by financing activities                              $       190,293       $     64,515
                                                                                    ---------------       ------------

Net (decrease) increase in cash                                                              14,031               (224)
Cash, beginning of period                                                                       402              4,071
                                                                                    ---------------      -------------
Cash, end of period                                                                 $        14,433      $       3,847
                                                                                    ===============      =============


     See accompanying notes to condensed consolidated financial statements

                        DIGITAL BROADBAND NETWORKS, INC.
          NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)

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

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of financial position, operating results and cash flows for the interim periods presented have been made. It is the Company's opinion that, when the interim financial statements are read in conjunction with the December 31, 2001 Annual Report on Form 10-KSB, the Company's disclosures are adequate to make the information presented not misleading. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year.


2. GOING CONCERN AND MANAGEMENT'S PLANS

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the three-month period ended March 31, 2002, the Company reported a net loss of $65,803 and at March 31, 2002, has an accumulated deficit of $1,298,780. The Company suffered losses from operations and had negative cash flows from operating activity during the past two years, and expects to incur continued cash outflows, which are expected to result in an increased working capital deficiency within the current fiscal year. As a result, the Company may experience difficulty and uncertainty in meeting its liquidity needs during the current fiscal year.


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

o Additional revenue provided by: (i) a consulting contract, which is estimated to generate $2.85 million in revenue, to carry out the planning, design, project execution (including contract and project management) of all broadband communications and networking systems/services for Pulau Indah-Marina Village, (ii) a contract, which is estimated to generate $550,000 in revenue over a three-year period, to carry out the planning, design, project execution of all broadband communications and networking systems/services for a commercial/housing project in Selangor, Malaysia.

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

NET LOSS PER COMMON SHARE

Loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted loss per common share includes the dilution that would occur if outstanding stock options and other dilutive securities were exercised, unless the effect is anti-dilutive.

GOODWILL

Goodwill represents the costs of the Company's investment in PTSB in excess of the net tangible assets acquired, and was being amortized since December 2000 on the straight line method over five years.

Beginning January 1, 2002, pursuant to SFAS No. 142, goodwill is no longer being amortized, but is subject to annual impairment tests in accordance with the standard. Through December 31, 2001, management assessed the carrying value of goodwill and other long-lived assets for impairment when circumstances warranted such a review, pursuant to SFAS No. 121. Beginning in 2002, the Company applied newly issued standards to test for impairment of goodwill and long-lived assets.

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

The Company incurred net losses for the three-month periods ended March 31, 2002 and 2001, therefore, the Company had no tax provision.

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

SFAS No. 142, effective for fiscal years beginning after December 15, 2001, establishes accounting and reporting standards for goodwill and other intangible assets. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will be subject to annual impairment tests in accordance with the standard. Other intangible assets will continue to be amortized over their useful lives. Application of the non-amortization provisions of the standard is expected to result in an annual reduction in amortization expense of approximately $118,000. The Company performed the first of the required impairment tests of goodwill under SFAS No. 142 effective January 1, 2002 and determined that there is no impairment to the value of its goodwill as of that date.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses accounting and financial reporting for the impairment or disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001. The Company has determined that SFAS No. 144 does not have a significant impact on its financial condition and results of operations for the three-months ended March 31, 2002.

RECLASSIFICATIONS

Certain amounts in the prior period financial statements have been reclassified for comparative purposes to conform to the presentation in the current period financial statements.

4. SHAREHOLDERS' EQUITY

On November 1, 2001, the Company granted options to purchase 250,000 shares of the Company's common stock at $0.12 per share to a consultant for services to be provided to the Company. These options are exercisable through October 2006, contingent upon continuous service by the consultant through specified dates. 125,000 of the options, which vest April 30, 2002, were valued at $0.06 per share, and the remaining 125,000 options, which vest October 31, 2002, were valued at $0.10 per share, based upon the Black-Sholes option pricing model, resulting in recognition of compensation expense of $6,844 during the three-months ended March 31, 2002.

On February 16, 2002, the Company granted options to purchase 60,000 shares of the Company's common stock at $0.12 per share to a consultant for services to be provided to the Company. These options are exercisable in August 2002, contingent upon continuous service by the consultant through specified dates, through February 2007. The options were valued at $0.05 per share, based upon the Black-Sholes option pricing model, resulting in recognition of compensation expense of $705 during the three-months ended March 31, 2002.

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

On March 30, 2002, an officer and an employee of the Company exercised options to purchase 77,400 shares of the Company's restricted common stock at an exercise price of $0.085 per share, for a total cash consideration of $6,579.

5. COMMITMENTS AND CONTINGENCIES:

As of March 31, 2002, the Company has committed to purchase equipment valued at $300,000 in 2002 for the commercial rollout of VISIONET. The purchase is conditional upon completion of successful trial of the equipment by the Company.

On November 28, 2001, the Company signed an agreement to purchase office space in Australia for $1.8 million Australian dollars (approximately $960,000 USD at March 31, 2002). The Company intends to lease the space for rental until it finalizes its plan to relocate its Asian headquarters to Australia. Pursuant to the terms of the agreement, the Company has paid a sum of $5,200 as deposit for the above property. The purchase is subject to the approvals of the Australian Foreign Investment Review Board and a few other relevant statutory approvals as necessary under applicable laws. The purchase has not been completed as the Company has yet to receive approval from Australian Foreign Investment Review Board to proceed with the purchase.

In January 2002, the Company signed an agreement to purchase approximately $19 million of equipment over the next five years. These equipment purchases are subject to inspection and acceptance by the Company depending upon certain performance standards being satisfactorily met.

6. SIGNIFICANT CONCENTRATIONS OF CREDIT RISK:

The Company grants credit, generally without collateral, to its customers. Two customers accounted for substantially all revenue earned during the three months ended March 31, 2002. During the three-month period ended March 31, 2001, no one customer accounted for greater than 10% of net revenues.

One supplier accounted for substantially all cost of revenue during the three-months ended March 31, 2002. The Company is not dependent upon one single supplier to provide the services that it requires. During the fourth quarter of 2001, the Company made a strategic decision to engage the services of one sole supplier after taking into consideration the quality of service and competitive pricing being offered. Should the need arise, the Company could utilize alternative suppliers for the services that it requires. For the three-months ended March 31, 2001, no one supplier accounted for more than 10% of cost of revenue.

7. SUBSEQUENT EVENT

On April 2, 2002, the Company formed Digital Broadband Networks, Inc., ("DBNI Delaware"), a wholly-owned Delaware corporation.

On April 4, 2002, the Company executed an AGREEMENT AND PLAN OF MERGER (the "Merger Agreement") with DBNI Delaware, its wholly owned subsidiary, to which the Company will change the state of incorporation (the "Reincorporation") from Colorado to Delaware by merging with and into DBNI Delaware, with DBNI Delaware being the surviving corporation. The surviving corporation will be known as Digital Broadband Networks, Inc. In connection with the Reincorporation, the shareholders of the Company will receive one share of common stock of DBNI Delaware, par value $0.00001 per share, for each share of the Company's common stock, par value $.00001 per share. The effect of this transaction is simply to reincorporate the Company in Delaware. The Merger is subject to approval of the Company's shareholders.

On April 15, 2002, the Company filed a Definitive Proxy Statement for a special meeting of shareholders of the Company to be held on June 5, 2002, to consider and vote upon the Merger Agreement.

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

The Company, formerly known as Kalan Gold Corporation, changed its name to Digital Broadband Networks, Inc., after its shareholders approved the change of name in a Special Shareholders Meeting on August 17, 2001.

The accompanying condensed consolidated financial statements include the accounts of Digital Broadband Networks, Inc. and its wholly-owned subsidiary, Animated Electronic Industries Sdn Bhd ("AEI"), as well as AEI's 86% owned subsidiary, Perwimas Telecommunications Sdn Bhd ("PTSB"), a company incorporated in Malaysia.

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

In connection with the build out of VISIONET, the Company has formalized a long-term strategic business relationship with Siemens Malaysia. Under the Agreement, Siemens will extend preferred payment terms to the Company for equipment used in the build out of VISIONET and extend its best effort to assist the Company to obtain applications and multimedia content from its global partners that will contribute to the revenue of VISIONET. Siemens will also be responsible for overall network design, the supply of equipment, systems integration, build out services and maintenance of a best of breed end-to-end solution for the deployment of VISIONET. The Company has committed to an initial purchase of hardware valued at $250,000 from Siemens for the limited commercial rollout of VISIONET. Following the countrywide deployment of VISIONET in Malaysia, the Company hopes to work with Siemens to tap opportunities in the operation of broadband networks in the Asian regional markets.

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

In January 2002, the Company signed a Sales and Distribution Agreement with Cirronet Incorporated, to bundle Cirronet's wireless subscriber modem with the Company's Eystar SmartHome/Office Console for distribution worldwide. The agreement is for an initial period of 5 years and will thereafter be automatically renewed for one-year terms on each anniversary. Under the terms of the agreement, the Company has committed to purchase approximately $19 million of equipment over the next five years. These equipment purchases are subject to inspection and acceptance by the Company depending upon certain performance standards being satisfactorily met. As of March 31, 2002, the Company has received approximately $5,000 in equipment from Cirronet. However, the Company has not yet accepted the equipment due to performance problems that have been discovered. The Company is currently working with Cirronet to correct the problem. If such problems are corrected, the Company estimates that total purchases to be made in 2002 will be approximately $3.8 million. Concurrent with the Sales and Distribution Agreement, the Company has also entered into a 5-year Technical Support and Supply of Spares Agreement with Cirronet to insure uninterrupted supply of Cirronet's product.

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

d) In January 2002, the Company's subsidiary, PTSB, was awarded a contract to carry out the planning, design, and project execution of all broadband communications and networking systems/services for a commercial/housing project in Selangor, Malaysia. Under the contract, PTSB will receive a total contract sum of $550,000 over the next 36 months. The first payment of $15,000 was received in February 2002. The project, featuring 312 serviced apartments, 62 units of retail shops/offices and 120 units of housing for a government agency, is expected to be completed by December 2004. As a total solution provider, PTSB will also be responsible for the supply of its EyStar SmartHome Console as well as providing value-added broadband applications such as high speed Internet access, security surveillance, multimedia conferencing, home automation and video-on-demand.


COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2002 TO THE THREE MONTHS ENDED MARCH 31, 2001


REVENUES

Revenues for the three months ended March 31, 2002 totaled $3,335,338 compared to $936,053 for the three months ended March 31, 2001, an increase of $2,399,285 or 256%. The increase in net sales in the three months ended March 31, 2002 as compared to the three months ended March 30, 2001 was mainly due to an increase in fees earned from the production of multimedia programs and revenue received for project consulting services. For the three months ended March 31, 2002, two customers, respectively, accounted for 50% and 48% of total revenue. No single customer accounted for more than 10% of total revenue for the three months ended March 31, 2001.

GROSS PROFIT

Gross profit increased to $177,109 for the three months ended March 31, 2002, compared to $107,079 for the three months ended March 31, 2001, an increase of $70,030 or 65%. The increase in gross profit was due to higher revenue in 2002. As a result of higher revenue, cost of revenue increased by $2,329,255, or 281%, to $3,158,229 in 2002 from $828,974 in 2001. This increase was a result of the Company requiring additional external resources in order to fulfill the higher demand for the Company's services. The outsourcing of content production work enabled the Company to develop a team of contractors that will assist the Company in producing multimedia content and applications that are crucial to its future business operation.

Sales and marketing expenses

Sales and marketing expenses decreased by $4,800, or 24%, to $15,416 for the three months ended March 31, 2002 from $20,216 for the three months ended March 31, 2001. The decrease was primarily due to lower marketing expenses incurred to promote the Company's business of developing and producing multimedia programs and provision of design and consulting services for interactive website development.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $220,372 for the three months ended March 31, 2002 compared to $192,596 for the three months ended March 31, 2001, an increase of $27,776 or 14%. The increase was mainly attributable to higher utility, telecommunication and staff costs resulting from the rollout of VISIONET and higher compensation expenses in 2002.

General and administrative expenses for 2001 included amortization of goodwill. Beginning January 1, 2002, pursuant to SFAS No. 142, goodwill is no longer being amortized, but is subject to annual impairment tests in accordance with the standard. Management does not believe that any impairment has occurred as of January 1, 2002. Application of the non-amortization provisions of the standard resulted in reduction of amortization expense of approximately $29,000 for the three months ended March 31, 2002.

NET LOSS

The Company recorded a net loss of $65,803 for the three months ended March 31, 2002 compared to a net loss of $99,749 for the three months ended March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2002, the Company had cash of $14,433. All operations were funded from internally generated funds and working capital advanced by the principal shareholder, director and officer of the Company. These advances bear no interest and have no fixed terms of repayment.

Cash used in operating activities of $175,107 was mainly attributable to general and administrative expenses incurred during the three months ended March 31, 2002.

Net cash used in investing activities of $1,155 during the three months ended March 31, 2002 was attributable to the purchase of fixed assets.

Net cash provided by financing activities of $190,293 was primarily from the issuance of shares of common stock for $89,029 and advances from an affiliated company in which the Company's principal shareholder, CEO and president has a financial interest. As of March 31, 2002, the Company owed Mr. Lim, the Chief Executive Officer, President and a Director of the Company, $242,900 for short-term cash advances made to the subsidiary of the Company for working capital purposes from time to time. Additionally, as of March 31, 2002 the amount owed to a company in which Mr. Lim has a financial interest amounted to $417,603. This amount was for short-term cash advances made to the Company and its subsidiaries for working capital purposes from time to time and for management fees. These amounts are unsecured, bear no interest and have no fixed terms of repayment.

The independent auditors' report on the Company's financial statements for the year ended December 31, 2001 included a "going concern" explanatory paragraph, meaning the auditors have expressed substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to the factors prompting the explanatory paragraph are discussed below and also in Note 1 of the audited financial statements contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.

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

o Additional revenue provided by: (i) a consulting contract, which is estimated to generate $2.85 million in revenue, to carry out the planning, design, project execution (including contract and project management) of all broadband communications and networking systems/services for Pulau Indah-Marina Village, (ii) a contract, which is estimated to generate $550,000 in revenue over a three-year period, to carry out the planning, design, project execution of all broadband communications and networking systems/services for a commercial/housing project in Selangor, Malaysia.

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

In addition to internally generated funds and financial support from a director and major shareholder, the Company seeks to raise additional funds from equity or debt financing for its future working capital requirements. As of March 31, 2002, the Company has committed to an initial purchase of hardware valued at $250,000 for the limited commercial rollout of VISIONET in 2002. The Company estimates that additional capital expenditures up to $5.0 million will be required for the countrywide deployment of VISIONET. The Company has also committed to an initial purchase of software and hardware valued at $50,000 in conjunction with its announced strategic collaboration with Aptilo Networks, Sweden. There is, however, no assurance that financing will be available or, if available, that it would be offered to the Company on acceptable terms.

On November 28, 2001, the Company signed an agreement to purchase office space in Australia for $1.8 million Australian dollars (approximately $960,000 USD at March 31, 2002). The Company intends to lease the space for rental until it finalizes its plan to relocate its Asian headquarters to Australia. Pursuant to the terms of the agreement, the Company has paid a sum of $5,200 as deposit for the above property. The purchase is subject to the approvals of the Australian Foreign Investment Review Board and a few other relevant statutory approvals as necessary under applicable laws. The purchase has not been completed as the Company has yet to receive approval from Australian Foreign Investment Review Board to proceed with the purchase.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     On March 30, 2002, an officer and an employee of the Company exercised options to purchase 77,400 shares of the Company's restricted common stock at an exercise price of $0.085 per share, for a total cash consideration of $6,579.

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

                                       DIGITAL BROADBAND NETWORKS, INC.
                                              (Registrant)




DATE: MAY 13, 2002                     BY: /s/ Patrick Soon-Hock Lim
                                       ------------------------------
                                       Patrick Soon-Hock Lim
                                       President & Chief Executive Officer


DATE: MAY 13, 2002                     BY: /s/ Chee Hong Leong
                                       ------------------------------
                                       Chee Hong Leong
                                       Chief Financial Officer
                                       (Principal Financial Officer and
                                       Principal Accounting Officer)