Form 10QSB
period 2002-06-30
DIGITAL BROADBAND NETWORKS INC
filed 2002-08-14
CIK 940516

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                    FOR QUARTERLY PERIOD ENDED JUNE 30, 2002

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 0-25658

                        DIGITAL BROADBAND NETWORKS, INC.
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

        DELAWARE                                        84-1357927
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

Yes  X      No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                                             Number of shares
     Class                                   outstanding at August 12, 2002
    -------                                  ----------------------------------
Common stock, $.00001 par value                    97,825,899


FORM 10-QSB
2ND QUARTER
                                      INDEX

                                                                                                                          Page
PART I  -  FINANCIAL INFORMATION

           ITEM 1. FINANCIAL STATEMENTS
           Condensed consolidated balance sheet as at June 30, 2002 (Unaudited)                                             3

           Condensed consolidated statements of operations
           for the three-month and six-month periods ended June 30, 2002 and
           June 30, 2001 (Unaudited)                                                                                        4

           Condensed consolidated statements of cash flows for the six-month
           periods ended June 30, 2002 and June 30, 2001 (Unaudited)                                                        5

           Notes to condensed consolidated financial statements (Unaudited)                                            6 - 11

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS                                                               12 - 18


PART II - OTHER INFORMATION

           ITEM 1. LEGAL PROCEEDINGS                                                                                       19

           ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS                                                               19

           ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                                                         19

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                     19

           ITEM 5. OTHER INFORMATION                                                                                       19

           ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                                                        19

           SIGNATURES                                                                                                      20


SAFE HARBOR STATEMENT


This Form 10-QSB and other reports filed by the Company from time to time with the Securities and Exchange Commission, as well as the Company's press releases, contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company's management, as well as estimates and assumptions made by the Company's management. Forward-looking statements can be identified by the use of forward-looking terminology such as "believes", "may", "should", "anticipates", "estimates", "expects", "future", "intends", "hopes" or "plans" or the negative thereof. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause actual results of the Company to vary materially from historical results or from any future results expressed or implied in such forward-looking statements. Such factors include, among others, the following: revocation of the Company's license, ability to successfully implement its business plans, market acceptance of fixed wireless broadband services, ability to obtain services provided by other communications companies, limited suppliers of FWA equipment, failure to obtain roof access, the ability of the Company to raise capital on a timely basis, the Company's business is subject to existing and future government regulations, failure to retain qualified personnel, competitive pressures and potentially adverse tax and cash flow consequences resulting from operating in multiple countries with different laws and regulations, ability to maintain profitability in the future, the ability of the Company to deploy VISIONET, and general economic and business conditions in Asia. The Company does not undertake to update, revise or correct any of the forward-looking information.


PART I -  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                DIGITAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2002
                                   (Unaudited)

                                     ASSETS
Current assets:
      Cash                                                                                       $               8,627
      Accounts receivable, less allowance for doubtful
        accounts of $324,000                                                                                 1,706,579
      Prepaid expenses                                                                                          27,355
      Inventories                                                                                                1,248
                                                                                                       ---------------
                Total current assets                                                                         1,743,809
Furniture and equipment, net                                                                                 1,563,726
Goodwill                                                                                                       471,150
Long-term receivables, related parties                                                                         752,579
                                                                                                       ---------------
                                                                                                 $           4,531,264
                                                                                                       ===============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

      Current portion of capital lease obligations                                               $              53,109
      Accounts payable                                                                                         487,953
      Accrued expenses                                                                                         112,872
      Amount due to an affiliated company                                                                      489,642
      Amount due to a director                                                                                 245,149
                                                                                                       ---------------
                Total current liabilities                                                                    1,388,725
                                                                                                       ---------------
      Capital lease obligations, net of current portion                                                        102,997
      Deferred gain                                                                                            729,395
                                                                                                       ---------------
                Total liabilities                                                                            2,221,117
                                                                                                       ---------------
Minority interest                                                                                              130,165
                                                                                                       ---------------

Shareholders' equity:
      Preferred stock, $0.10 par value; 1,000,000 shares authorized;
        no shares issued and outstanding
      Common stock, $.00001 par value; 100,000,000 shares authorized;
       98,825,899 shares issued; 97,825,899 shares outstanding                                                     988
      Additional paid-in capital                                                                             3,549,242
      Treasury stock at cost (1,000,000 common shares)                                                       (100,000)
      Options (Note 4)                                                                                          10,070
      Deferred compensation cost (Note 4)                                                                         (705)
      Accumulated deficit                                                                                   (1,336,182)
      Accumulated other comprehensive income                                                                    56,569
                                                                                                       ---------------
                Total shareholders' equity                                                                   2,179,982
                                                                                                       ---------------
                                                                                                 $           4,531,264
                                                                                                       ===============

      See accompanying notes to condensed consolidated financial statements


                DIGITAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                           Three months ended                         Six months ended
                                                                June 30                                   June 30
                                                         2002                2001                 2002                2001
                                                        ------              -------              ------              -------
Revenues:
      Related parties                           $       100,000      $            --         $     100,000         $        --
      Others                                          3,522,312              802,631             6,857,650           1,738,684
                                                    -----------          -----------           -----------         -----------
                                                      3,622,312              802,631             6,957,650           1,738,684
Cost of revenues                                      3,402,838              757,894             6,561,067           1,586,868
                                                    -----------          -----------           -----------         -----------
Gross profit                                            219,474               44,737               396,583             151,816
                                                    -----------          -----------           -----------         -----------
Operating expenses:
      Sales and marketing                                19,915               47,099                35,331              67,315
      General and administrative:
        Related parties                                  30,000               30,000                60,000              60,000
        Others                                          204,126              196,643               394,498             359,239
                                                    -----------          -----------           -----------         -----------
Total operating expenses                                254,041              273,742               489,829             486,554
                                                    -----------          -----------           -----------         -----------
Loss from operations                                    (34,567)            (229,005)              (93,246)           (334,738)
                                                    -----------          -----------           -----------         -----------
Other income (expense):
      Interest expense                                   (4,014)              (4,889)               (8,247)             (9,998)
      Gain on disposal of assets                             --                   --                    --                 526
      Other income                                           --                   --                   135                  --
                                                    -----------          -----------           -----------         -----------
                                                         (4,014)              (4,889)               (8,112)             (9,472)
                                                    -----------          -----------           -----------         -----------
Loss before minority interest                           (38,581)            (233,894)             (101,358)           (344,210)

Minority interest                                         1,179               10,550                (1,847)             21,117
                                                    -----------          -----------           -----------         -----------
Net loss                                        $       (37,402)     $      (223,344)      $      (103,205)      $    (323,093)
                                                    ===========          ===========           ===========         ===========
Basic and diluted
 loss per common share                          $             *      $             *       $             *       $           *
                                                    ===========          ===========           ===========         ===========
Weighted average number
 of common shares outstanding                        98,736,339           97,326,358            98,352,909          97,326,358
                                                    ===========          ===========           ===========         ===========


* Less than $.01 per share






      See accompanying notes to condensed consolidated financial statements


                DIGITAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                Six Months Ended
                                                                                    June 30
                                                                       2002                       2001
                                                                   -------------              ------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net cash used in operating activities                        $    (143,070)             $   (164,790)
                                                                   -------------

CASH FLOWS FROM INVESTING ACTIVITIES
      Proceeds from sale of furniture and equipment                           --                       526
      Proceeds from disposal of investment in subsidiaries                    --                    13,421
      Purchase of furniture and equipment                                (12,086)                       --
                                                                   -------------              ------------
             Net cash provided by investing activities                   (12,086)                   13,947
                                                                   -------------              ------------

CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from issue of shares of common stock                       89,029                    40,000
      Payment for reacquisition of shares of common stock               (100,000)
      Net proceeds from affiliated company                               188,080                    40,129
      Net proceeds from (payments to) a director                         (10,204)                  110,610
      Payment of obligation under capital leases                          (3,524)                       --
                                                                   -------------              ------------
             Net cash provided by financing activities                   163,381                   190,739
                                                                   -------------              ------------

Net increase in cash                                                       8,225                    39,896
Cash, beginning of period                                                    402                     4,071
                                                                   -------------              ------------
Cash, end of period                                                $       8,627              $     43,967
                                                                   =============              ============







      See accompanying notes to condensed consolidated financial statements

                        DIGITAL BROADBAND NETWORKS, INC.
          NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)


1.  BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Digital Broadband Networks, Inc. (the "Company") include the accounts of Digital Broadband Networks, Inc. and its wholly-owned subsidiaries: EyStar Media Inc. ("EMI"), a Delaware corporation, Animated Electronic Industries Sdn Bhd ("AEI"), a Company incorporated in Malaysia, and AEI's 86% owned Malaysian subsidiary, Perwimas Telecommunications Sdn Bhd ("PTSB"). All significant intercompany accounts and transactions have been eliminated in consolidation.

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


2.  GOING CONCERN AND MANAGEMENT'S PLANS

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the six-month period ended June 30, 2002, the Company reported a net loss of $103,205 and at June 30, 2002, has an accumulated deficit of $1,336,182. The Company suffered losses from operations and had negative cash flows from operating activity during the past two years, and expects to incur continued cash outflows, which are expected to result in an increased working capital deficiency within the current fiscal year. As a result, the Company may experience difficulty and uncertainty in meeting its liquidity needs during the current fiscal year.

The Company is a total system solution provider involved in application development, network operation, delivery of value-added applications and services; and supply of its EyStar SmartHome Console. The multi protocol EyStar SmartHome Console bridges external data networks such as the Internet to internal home networks like Ethernet, telephone line, power line and the 802.11b wireless LAN eliminating the need for any additional wiring in the home. The Console will enable more value-added services to be offered to subscribers. These services include home healthcare in conjunction with hospitals and health advisors; interconnection and control of appliances produced by different manufacturers; and security applications that allow subscribers to check on their homes remotely. This Console is designed to operate on both the narrow and broadband fixed line/wireless networks.

The Company is also deploying a wireless broadband network, "VISIONET", in Malaysia and intends to acquire additional licenses and spectrum rights in other Asian markets. In November 2000, PTSB entered into a strategic alliance with a Malaysian Internet service provider. In September 2001, PTSB was awarded an Application Service Provider (ASP) license by the Malaysian Communications and Multimedia Commission. Management believes the ASP license will complement the wireless broadband license previously granted to the Company in 1997. The Company has now developed a revised business model based on the operations of an integrated national broadband network. The Company expects to generate revenues by providing other broadband communication services that include:

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

The Company's plan to overcome its financial difficulties and return to profitability centers on expanding its business in application development, sale of its EyStar SmartHome Console and the roll out of VISIONET. The Company established its first VISIONET cell in December 2001 and hopes to commence commercial operation sometime in 2002 but cannot provide assurance that any target launch date will be met. The Company is currently negotiating with application service providers to host and deliver their content via VISIONET.

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

The Company also hopes that additional cash will be generated from the marketing agreement with Worldlink Dotcom Sdn. Bhd. to distribute its service gateway for home/office automation in Malaysia, Singapore and Australia and from the distribution agreement with Mutual Base Equity Sdn. Bhd. for sale of the EyStar SmartHome Console in Malaysia, Singapore and Cambodia.

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

The Company incurred net losses for the six-month periods ended June 30, 2002 and 2001, therefore, the Company had no tax provision.

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

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Accounting for Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is prohibited after that date. SFAS No. 141 also establishes specific criteria for the recognition of intangible assets. This pronouncement did not have an impact on the Company's consolidated financial statements for the six-month ended June 30, 2002.

SFAS No. 142, effective for fiscal years beginning after December 15, 2001, establishes accounting and reporting standards for goodwill and other intangible assets. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer being amortized, but will be subject to annual impairment tests in accordance with the standard. Other intangible assets will continue to be amortized over their useful lives. Application of the non-amortization provisions of the standard is expected to result in an annual reduction in amortization expense of approximately $118,000. The Company performed the first of the required impairment tests of goodwill under SFAS No. 142 effective January 1, 2002 and determined that there is no impairment to the value of its goodwill as of that date.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses accounting and financial reporting for the impairment or disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001. The Company has determined that SFAS No. 144 does not have a significant impact on its financial condition and results of operations for the six-month period ended June 30, 2002.

RECLASSIFICATIONS

Certain amounts in the prior period financial statements have been reclassified for comparative purposes to conform to the presentation in the current period financial statements.

4.  SHAREHOLDERS' EQUITY

On November 1, 2001, the Company granted options to purchase 250,000 shares of the Company's common stock at $0.12 per share to a consultant for services to be provided to the Company. These options were originally exercisable through October 2006, contingent upon continuous service by the consultant through specified dates. On May 31, 2002, the Option Agreement between the Company and the consultant was terminated. Under the terms of the agreement, 125,000 of the options, which vested April 30, 2002, are exercisable by the consultant through August 31, 2002. These options were valued at $0.06 per option based upon the Black-Sholes option pricing model, resulting in recognition of compensation expense of $4,833 during the six-month period ended June 30, 2002. The remaining 125,000 options, which were scheduled to vest October 31, 2002, were canceled following termination of the agreement.

On February 16, 2002, the Company granted options to purchase 60,000 shares of the Company's common stock at $0.12 per share to a consultant for services to be provided to the Company. These options are exercisable beginning in August 2002, contingent upon continuous service by the consultant through specified dates, through February 2007. The options were valued at $0.05 per option, based upon the Black-Sholes option pricing model, resulting in recognition of compensation expense of $2,115 during the six-month period ended June 30, 2002.

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

On June 26, 2002, the Company granted 25,000 shares of restricted common stock to an independent director as compensation for serving on the Company's Board of Directors. The fair value of these shares on the date of grant was estimated by management to be $0.10 per share, resulting in recognition of compensation expense of $2,500 for the period ended June 30, 2002.

On June 28, 2002, the Company repurchased 1,000,000 shares of its common stock from a shareholder at $0.10 per share, for a total consideration of $100,000. The repurchased shares were recorded as treasury stock and are available for re-issuance at a future date.


5.  COMMITMENTS AND CONTINGENCIES

As of June 30, 2002, the Company has committed to purchase equipment during 2002 valued at $300,000 for the commercial rollout of VISIONET. The purchase is conditional upon completion of successful trial of the equipment by the Company.

On November 28, 2001, the Company signed an agreement to purchase office space in Australia for $1.8 million Australian dollars (approximately $1,014,000 USD at June 30, 2002). The Company intends to lease the space for rental until it finalizes its plan to relocate its Asian headquarters to Australia. Pursuant to the terms of the agreement, the Company has paid $5,200 as deposit for the above property. While relevant governmental and statutory approvals have been obtained, the purchase is still pending as the property is subject to an existing lease. The Company has requested the seller to deliver vacant possession and negotiations are ongoing between the seller and the lessee for the existing lease agreement to be terminated.

In January 2002, the Company signed an agreement to purchase approximately $19 million of equipment over the next five years. These equipment purchases are subject to inspection and acceptance by the Company depending upon certain performance standards being satisfactorily met.

6.  SIGNIFICANT CONCENTRATIONS OF CREDIT RISK:

The Company grants credit, generally without collateral, to its customers. Two customers accounted for substantially all revenue earned during the six months ended June 30, 2002. During the six-month period ended June 30, 2001, no one customer accounted for greater than 10% of net revenues.

One supplier accounted for substantially all cost of revenue during the six-months ended June 30, 2002. The Company is not dependent upon one supplier to provide the services that it requires. During the fourth quarter of 2001, the Company made a strategic decision to engage the services of one sole supplier after taking into consideration the quality of service and competitive pricing being offered. Should the need arise, the Company believes it could utilize alternative suppliers for the services that it requires. For the six-months ended June 30, 2001, no one supplier accounted for more than 10% of cost of revenue.

7.  SUBSEQUENT EVENTS

On July 1, 2002, the Company's wholly owned subsidiary, EMI, signed a letter of intent to acquire 100% of the issued and outstanding common stock of E-Dreamz Inc. ("E-Dreamz") for $1.4 million in cash and stock. E-Dreamz is based in Charlotte, North Carolina and is an interactive professional services firm specializing in user-focus, dynamic web development and interactive multimedia applications. The acquisition is subject to completion of due diligence and is expected to close within ninety days from the date of the Letter of Intent.

On July 22, 2002, the Company entered into a letter agreement with PointRed Technologies Inc. ("PointRed") whereby the Company has agreed in principle that it will market and sell PointRed's products worldwide. In return, PointRed has agreed in principle that it will market and sell the Company's EyStar SmartHome Consoles, value-added applications and services to its existing and future clients. The Company is to establish a service and sales center in Malaysia to service PointRed's customers in the Asian region. PointRed has also agreed to a purchase option which allows the Company to acquire up to 25% of PointRed's equity at a price to be negotiated and subject to the approval of the Board of Directors of the respective companies. The agreement between the Company and PointRed is subject to the execution of a formal strategic partnership agreement and stock purchase agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

THE FOLLOWING ANALYSIS OF THE OPERATIONS AND FINANCIAL CONDITION OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO, OF THE COMPANY CONTAINED ELSEWHERE IN THIS FORM 10-QSB.


OVERVIEW

Digital Broadband Networks, Inc. and subsidiaries (the "Company") is a total system solution provider involved in application development, network operation, delivery of value added applications and services; and supply of its EyStar SmartHome Console. The multi protocol EyStar SmartHome Console bridges external data networks such as the Internet to internal home networks like Ethernet, telephone line, power line and the 802.11b wireless LAN eliminating the need for any additional wiring in the home. The Console will enable more value-added services to be offered to subscribers. These services include home healthcare in conjunction with hospitals and health advisors; interconnection and control of appliances produced by different manufacturers; and security applications that allow subscribers to check on their homes remotely. This Console is designed to operate on both the narrow and broadband fixed line/wireless networks. Presently, the Company's revenues are primarily derived from the design, development and production of interactive multimedia websites and content.

The Company, formerly known as Kalan Gold Corporation changed its name to Digital Broadband Networks, Inc., after its shareholders approved the change of name in a Special Shareholders Meeting on August 17, 2001. On April 2, 2002, the Company formed Digital Broadband Networks, Inc., a wholly owned Delaware corporation ("DBNI Delaware"). At a Special Meeting of the Company's shareholders held on June 5, 2002, the shareholders adopted and approved the Merger Agreement between the Company and DBNI Delaware that resulted in the Company changing its state of incorporation from Colorado to Delaware. Following the re-incorporation in Delaware, the Company established its United States headquarters at University Research Park, One Resource Square, 10925 David Taylor Drive, Suite 100, Charlotte, NC. The Company entered into a one year lease agreement for the office space commencing June 1, 2002 with a rent of $1,050 per month.

On June 20, 2002, the Company formed EyStar Media Inc. ("EMI"), a wholly owned Delaware corporation. EMI will immediately look to acquire United States technology companies to develop additional value-added applications that are synergistic to the Company's operations in the United States and Asia. EMI will also market the SmartHome Console developed by the Company.

The accompanying condensed consolidated financial statements include the accounts of Digital Broadband Networks, Inc. and its wholly-owned subsidiaries:
EyStar Media Inc. ("EMI"), a Delaware corporation, and Animated Electronic Industries Sdn Bhd ("AEI"), a Malaysian corporation, as well as AEI's 86% owned Malaysian subsidiary, Perwimas Telecommunications Sdn Bhd ("PTSB").

During 2001, the Company was in the process of building the infrastructure for the commercial roll out of VISIONET, a countrywide wireless broadband network undertaken by the Company's subsidiary, PTSB, sometime in the first half of 2002. In September 2001, PTSB was awarded an Application Service Provider (ASP) license by the Malaysian Communications and Multimedia Commission. The ASP license will complement the wireless broadband license granted to the Company in June 1997. As an ASP, PTSB could offer enterprise access over the Internet to applications and related services that would otherwise have to be located in their computers. The Company hopes that the ASP service will become an important alternative, not only for small and medium enterprises with low budgets for information technology, but also for larger companies as a form of outsourcing. After conducting various feasibility studies to determine the most suitable customer premises equipment and in-building distribution for single and multi-tenanted buildings, negotiation with equipment vendors and further technical improvement on the cell configuration, the Company established its first VISIONET cell in December 2001 and hopes to commence full commercial operation sometime in 2002.

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

In September 2001, the Company announced its strategic collaboration with Aptilo Networks, Sweden, to deploy local mobile networks ("LMNs") in Malaysia and the Asian regional markets. The integration of LMNs with VISIONET will enable VISIONET's subscribers to receive live video streams from their handheld devices and laptops, and to access the Internet and their corporate intranets at near T1 speeds remotely from public locations in the "travel ribbon" such as hotels, airports, restaurants, conference centers, shopping malls and coffeehouses. The first integrated VISIONET-LMN cell was deployed during the fourth quarter of 2001 to connect a number of access points to Bluetooth and wireless LAN 802.11 standard devices. The mobile network features Aptilo's latest billing solution that will enable the Company to offer value-added applications and services to users without the need for any prior registration as a subscriber. Any user can now pay for instant network access to surf the Internet or purchase value-added applications on the spot by using their credit card. This flexible method of payment from Aptilo will not only attract more users to VISIONET, but will also reduce the Company's capital expenditure and recurring monthly operating costs. The integrated network will enable the Company to expand its broadband network from fixed wireless into the mobile broadband market. The Company has committed to an initial purchase of software and hardware from Aptilo valued at $50,000.

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

On July 1, 2002, the Company's wholly owned subsidiary, EMI, signed a letter of intent to acquire 100% of the issued and outstanding common stock of E-Dreamz Inc. ("E-Dreamz") for $1.4 million in cash and stock. E-Dreamz is based in Charlotte, North Carolina and is a interactive professional services firm specializing in user-focus, dynamic web development and interactive multimedia applications. The acquisition is subject to completion of due diligence and is expected to close within ninety days from the date of the Letter of Intent.

On July 22, 2002, the Company entered into a letter agreement with PointRed Technologies Inc. ("PointRed") whereby the Company has agreed in principle that it will market and sell PointRed's products worldwide. In return, PointRed has agreed in principle that it will market and sell the Company's EyStar SmartHome Consoles, value added applications and services to its existing and future clients. The Company will also establish a service and sales center in Malaysia to service PointRed's customers in the Asian region. PointRed has also agreed to a purchase option which allows the Company to acquire up to 25% of PointRed's equity at a price to be negotiated and subject to the approval of the Board of Directors of the respective companies. The agreement between the Company and PointRed is subject to the execution of a formal strategic partnership agreement and stock purchase agreement.

For the year 2002, the Company hopes to generate additional revenue arising from the following contracts:

a) In August 2001, the Company was awarded a consulting contract, estimated to generate revenue of $2.85 million, to carry out the planning, design, project execution (including contract and project management) of all broadband communications and networking systems/services for Pulau Indah-Marina Village, a water oriented luxury resort, residential, hotel and spa project. Payments of approximately $35,000 have been received in 2002.

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

d) In January 2002, the Company's subsidiary, PTSB, was awarded a contract to carry out the planning, design, and project execution of all broadband communications and networking systems/services for a commercial/housing project in Selangor, Malaysia. Under the contract, PTSB will receive a total contract sum of $550,000 over the next 36 months. Payments of approximately $19,000 have been received in 2002. The project, featuring 312 serviced apartments, 62 units of retail shops/offices and 120 units of housing for a government agency, is expected to be completed by December 2004. As a total solution provider, PTSB will also be responsible for the supply of its EyStar SmartHome Console as well as providing value-added broadband applications such as high speed Internet access, security surveillance, multimedia conferencing, home automation and video-on-demand.


COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2002 TO THE THREE MONTHS ENDED JUNE 30, 2001


REVENUES

Revenues for the three months ended June 30, 2002 totaled $3,622,312 compared to $802,631 for the three months ended June 30, 2001, an increase of $2,819,681 or 351%. The increase in net sales in the three months ended June 30, 2002 as compared to the three months ended June 30, 2001, was due to an increase in fees earned from the production of multimedia programs, revenue received for project consulting services and income received from a related party. For the three months ended March 31, 2002, two customers, respectively, accounted for 50% and 49% of total revenue. No single customer accounted for more than 10% of total revenue for the three months ended June 30, 2001.


GROSS PROFIT

Gross profit increased to $219,474 for the three months ended June 30, 2002, compared to $44,737 for the three months ended June 30, 2001, an increase of $174,737 or 391%. The increase in gross profit was due to higher revenue in 2002. As a result of higher revenue, cost of revenue increased by $2,644,944 or 349%, to $3,402,838 in 2002 from $757,894 in 2001. This increase was a result of the Company requiring additional external resources in order to fulfill the higher demand for the Company's services. The outsourcing of content production work enabled the Company to develop a team of contractors that will assist the Company in producing multimedia content and applications that are crucial to its future business operation.


Sales and marketing expenses

Sales and marketing expenses decreased by $27,184, or 58%, to $19,915 for the three months ended June 30, 2002 from $47,099 for the three months ended June 30, 2001. The decrease was primarily due to lower marketing expenses incurred to promote the Company's business of developing and producing multimedia programs and provision of design and consulting services for interactive website development.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $234,126 for the three months ended June 30, 2002 compared to $226,643 for the three months ended June 30, 2001, an increase of $7,483 or 3%. The increase was mainly attributable to higher utility, telecommunication and staff costs resulting from the rollout of VISIONET and higher compensation expenses in 2002.

General and administrative expenses for 2001 included amortization of goodwill. Beginning January 1, 2002, pursuant to SFAS No. 142, goodwill is no longer being amortized, but is subject to annual impairment tests in accordance with the standard. Management does not believe that any impairment has occurred as of January 1, 2002. Application of the non-amortization provisions of the standard resulted in reduction of amortization expense of approximately $30,000 for the three months ended June 30, 2002.


NET LOSS

The Company recorded a net loss of $37,402 for the three months ended June 30, 2002 compared to a net loss of $223,344 for the three months ended June 30, 2001.


COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2002 TO THE SIX MONTHS ENDED JUNE 30, 2001


REVENUES

Revenues for the six months ended June 30, 2002 totaled $6,957,650 compared to $1,738,684 for the six months ended June 30, 2001, an increase of $5,218,966 or 300%. The increase in net sales in the six months ended June 30, 2002 as compared to the six months ended June 30, 2001 was mainly due to an increase in fees earned from the production of multimedia programs and revenue received for project consulting services. For the six months ended June 30, 2002, two customers, respectively, accounted for 50% and 49% of total revenue. No single customer accounted for more than 10% of total revenue for the six months ended June 30, 2001.


GROSS PROFIT

Gross profit increased to $396,583 for the six months ended June 30, 2002, compared to $151,816 for the six months ended June 30, 2001, an increase of $244,767 or 161%. The increase in gross profit was due to higher revenue in 2002. As a result of higher revenue, cost of revenue increased by $4,974,199 or 313%, to $6,561,067 in 2002 from $1,586,868 in 2001. This increase was a result of the Company requiring additional external resources in order to fulfill the higher demand for the Company's services. The outsourcing of content production work enabled the Company to develop a team of contractors that will assist the Company in producing multimedia content and applications that are crucial to its future business operation.


Sales and marketing expenses

Sales and marketing expenses decreased by $31,984, or 48%, to $35,331 for the six months ended June 30, 2002 from $67,315 for the six months ended June 30, 2001. The decrease was primarily due to lower marketing expenses incurred to promote the Company's business of developing and producing multimedia programs and provision of design and consulting services for interactive website development.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $454,498 for the six months ended June 30, 2002 compared to $419,239 for the six months ended June 30, 2001, an increase of $35,259 or 8%. The increase was mainly attributable to higher utility, telecommunication and staff costs resulting from the rollout of VISIONET and higher compensation expenses in 2002.

General and administrative expenses for 2001 included amortization of goodwill. Beginning January 1, 2002, pursuant to SFAS No. 142, goodwill is no longer being amortized, but is subject to annual impairment tests in accordance with the standard. Management does not believe that any impairment has occurred as of January 1, 2002. Application of the non-amortization provisions of the standard resulted in reduction of amortization expense of approximately $59,000 for the six months ended June 30, 2002.

NET LOSS

The Company recorded a net loss of $103,205 for the six months ended June 30, 2002 compared to a net loss of $323,093 for the six months ended June 30, 2001.


LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2002, the Company had cash of $8,627. All operations were funded from internally generated funds and working capital advanced by an affiliated company owned by the principal shareholder, director and officer of the Company. These advances bear no interest and have no fixed terms of repayment.

Cash used in operating activities of $143,070 was mainly attributable to a reduction of about $193,000 in accounts receivable, a reduction of about $386,000 in accounts payable and payments for general and administrative expenses incurred during the six months ended June 30, 2002.

Net cash used in investing activities of $12,086 during the six months ended June 30, 2002 was attributable to the purchase of fixed assets.

Net cash provided by financing activities of $163,381 was primarily from the issuance of shares of common stock for $89,029 and advances from an affiliated company in which the Company's principal shareholder, CEO and president has a financial interest. As of June 30, 2002, the Company owed Mr. Lim, the Chief Executive Officer, President and a Director of the Company, $245,149 for short-term cash advances made to the subsidiary of the Company for working capital purposes from time to time. Additionally, as of June 30, 2002 the amount owed to a company in which Mr. Lim has a financial interest amounted to $489,642. This amount was for short-term cash advances made to the Company and its subsidiaries for working capital purposes from time to time and for management fees. These amounts are unsecured, bear no interest and have no fixed terms of repayment.

The independent auditors' report on the Company's financial statements for the year ended December 31, 2001 included a "going concern" explanatory paragraph, emphasizing factors that raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to the factors prompting the explanatory paragraph are discussed below and also in Note 1 of the audited financial statements contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.

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

In addition to internally generated funds and financial support from a director and major shareholder, the Company seeks to raise additional funds from equity or debt financing for its future working capital requirements. As of June 30, 2002, the Company has committed to an initial purchase of hardware valued at $250,000 for the limited commercial rollout of VISIONET in 2002. The Company estimates that additional capital expenditures up to $5.0 million will be required for the countrywide deployment of VISIONET. The Company has also committed to an initial purchase of software and hardware valued at $50,000 in conjunction with its announced strategic collaboration with Aptilo Networks, Sweden. There is, however, no assurance that financing will be available or, if available, that it would be offered to the Company on acceptable terms.

On November 28, 2001, the Company signed an agreement to purchase office space in Australia for $1.8 million Australian dollars (approximately $1,014,000 USD at June 30, 2002). The Company intends to lease the space for rental until it finalizes its plan to relocate its Asian headquarters to Australia. Pursuant to the terms of the agreement, the Company has paid a sum of $5,200 as deposit for the above property. The purchase is still pending as the property is subject to an existing lease. The Company has requested the seller to deliver vacant possession and negotiations are ongoing between the seller and the lessee for the existing lease agreement to be terminated.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

       None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      On May 31, 2002, the Company terminated the consulting agreement between the Company and a consultant. Pursuant to the consulting agreement executed on November 1, 2001, the Company had granted options to the consultant to purchase 250,000 shares of the Company's common stock at $0.12 per share contingent upon continuous service by the Consultant. Under the terms of the agreement, 125,000 of the options, which vested April 30, 2002, are exercisable by the consultant through August 31, 2002. The remaining 125,000 options were canceled following termination of the consulting agreement.

      On June 26, 2002, the Company granted 25,000 shares of restricted common stock to an independent director as compensation for serving on the Company's Board of Directors.

      On June 28, 2002, the Company repurchased 1,000,000 shares of its common stock from a shareholder at $0.10 per share, for a total consideration of $100,000. The repurchased shares were returned to the treasury and are available for re-issuance at a future date.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           At a Special Meeting of the Company's shareholders held on June 5, 2002, the shareholders adopted and approved the merger of Digital Broadband Networks Inc. with and into a wholly owned subsidiary, Digital Broadband Networks, Inc., a Delaware corporation, for the purpose of reincorporating under the law of the State of Delaware. The number of shares entitled to vote was 98,800,899.

           For         :   76,485,110
           Against     :      124,000
           Abstention  :        5,533


ITEM 5. OTHER INFORMATION

           On June 26, 2002, Mark Deschaine was appointed an independent Director and a member of the Audit Committee.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits

              99.1 Certification by Chief Executive Officer pursuant to 18 U.S.C. 1350

              99.2 Certification by Chief Financial Officer pursuant to 18 U.S.C. 1350


      (b) Reports on Form 8-K:

           On June 6, 2002, the Company filed a report on Form 8-K to disclose the merger of Digital Broadband Networks Inc (Colorado) with and into a wholly owned subsidiary, Digital Broadband Networks Inc., a Delaware corporation.

                                   SIGNATURES

      In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         DIGITAL BROADBAND NETWORKS, INC.
                                          (Registrant)



DATE: August 14, 2002                    BY: /s/ Patrick Soon-Hock Lim
                                            ------------------------------
                                            Patrick Soon-Hock Lim
                                            President & Chief Executive Officer



DATE: August 14, 2002                    BY: /s/ Chee Hong Leong
                                             ------------------------------
                                             Chee Hong Leong
                                             Chief Financial Officer
                                             (Principal Financial Officer and
                                             Principal Accounting Officer)

                                                                   Exhibit 99.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Digital Broadband Networks, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Patrick Soon-Hock Lim, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ Patrick Soon-Hock Lim

Patrick Soon-Hock Lim
Chief Executive Officer
August 14, 2002

                                                                   Exhibit 99.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Digital Broadband Networks, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Chee Hong Leong, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ Chee Hong Leong

Chee Hong Leong
Chief Financial Officer
August 14, 2002