Form 10QSB
period 2002-09-30
DIGITAL BROADBAND NETWORKS INC
filed 2002-11-08
CIK 940516

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                  FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

Yes  X      No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


        Class                   Number of shares outstanding at November 5, 2002
        -------                 ------------------------------------------------
Common stock, $.00001 par value               98,950,899

FORM 10-QSB
3RD QUARTER
                                      INDEX

PART I  -  FINANCIAL INFORMATION

        ITEM 1. FINANCIAL STATEMENTS

        Condensed consolidated balance sheet
        at September 30, 2002 (Unaudited)                                  2

        Condensed consolidated statements of operations
        for the three-month and nine-month periods ended
        September 30, 2002 and September 30, 2001 (Unaudited)              3

        Condensed consolidated statements of cash flows
        for the nine-month periods ended September 30, 2002
        and September 30, 2001 (Unaudited)                                 4

        Notes to condensed consolidated financial
        statements (Unaudited)                                           5 - 12

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS                    13 - 22

        ITEM 3. CONTROLS AND PROCEDURES                                    22

PART II - OTHER INFORMATION

           ITEM 1. LEGAL PROCEEDINGS                                       23

           ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS               23

           ITEM 3. DEFAULTS UPON SENIOR SECURITIES                         23

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS     23

           ITEM 5. OTHER INFORMATION                                       23

           ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                        23

           SIGNATURES                                                      24

           CERTIFICATIONS                                               25 - 26


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

PART I -  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                DIGITAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2002
                                   (Unaudited)

                                     ASSETS
Current assets:

      Cash                                                                                             $               1,108
      Accounts receivable, less allowance for doubtful
        accounts of $155,744                                                                                       1,712,105
      Prepaid expenses                                                                                                28,161
      Inventories                                                                                                      1,248
                                                                                                             ---------------
                Total current assets                                                                               1,742,622
Furniture and equipment, net                                                                                       1,504,421
Goodwill                                                                                                             471,150
Long-term receivables, related parties                                                                               651,092
                                                                                                             ---------------
                                                                                                       $           4,369,285
                                                                                                             ===============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

      Current portion of capital lease obligations                                                     $              51,649
      Accounts payable                                                                                               475,771
      Accrued expenses                                                                                               127,248
      Amount due to an affiliated company                                                                            124,827
      Amount due to a director                                                                                       200,935
                                                                                                             ---------------
                Total current liabilities                                                                            980,430

      Capital lease obligations, net of current portion                                                               96,845
      Deferred gain                                                                                                  651,092
                                                                                                             ---------------
                Total liabilities                                                                                  1,728,367
                                                                                                             ---------------
Minority interest                                                                                                    164,233
                                                                                                             ---------------

Shareholders' equity:
      Preferred stock, $0.10 par value; 1,000,000 shares authorized;
        no shares issued and outstanding
      Common stock, $.00001 par value; 100,000,000 shares authorized;
       98,950,899 shares issued and outstanding                                                                          989
      Additional paid-in capital                                                                                   3,564,241
      Options (Note 6)                                                                                                17,620
      Deferred compensation cost (Note 6)                                                                            (13,900)
      Accumulated deficit                                                                                         (1,148,834)
      Accumulated other comprehensive income                                                                          56,569
                                                                                                             ---------------
                Total shareholders' equity                                                                         2,476,685
                                                                                                             ---------------
                                                                                                       $           4,369,285
                                                                                                             ===============

           See accompanying notes to condensed consolidated financial statements


                DIGITAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                     Three months ended                        Nine months ended
                                                        September 30                             September 30
                                                  2002                2001                 2002                2001
                                                 ------              -------              ------              -------
Revenues:
      Related parties (Note 4)                  $   132,724          $        --          $  232,724          $        --
      Others                                      2,735,790            1,338,158           9,593,440            3,076,842
                                                -----------          -----------          -----------         -----------
                                                  2,868,514            1,338,158            9,826,164           3,076,842
Cost of revenues                                  2,679,211            1,283,552            9,240,278           2,870,420
                                                -----------          -----------          -----------         -----------
Gross profit                                        189,303               54,606              585,886             206,422
                                                -----------          -----------          -----------         -----------
Operating expenses:
      Sales and marketing                            15,467               55,160               50,798             122,475
      General and administrative:
        Related parties                              30,000               30,000               90,000              90,000
        Others (Note 5)                              (3,073)             158,271              391,426             517,510
-----------     -----------                     -----------          -----------
Total operating expenses                             42,394              243,431              532,224             729,985
-----------     -----------                     -----------          -----------
Income (loss)from operations                        146,909             (188,825)              53,662            (523,563)
                                                -----------          -----------          -----------         -----------
Other income (expense):
      Interest expense                               (3,795)              (4,693)             (12,042)            (14,691)
      Gain on disposal of assets:
        Related party (Note 4)                       78,303                   --               78,303                  --
        Other                                            --                   --                   --                 526
      Other income                                       --                   --                  135                  --
                                                -----------          -----------          -----------         -----------
                                                     74,508               (4,693)              66,396             (14,165)
                                                -----------          -----------          -----------         -----------
Income (loss) before minority interest              221,417             (193,518)             120,058            (537,728)

Minority interest                                   (34,069)              10,993              (35,915)             32,110
                                                -----------          -----------          -----------         -----------
Net income (loss)                                   187,348             (182,525)              84,143            (505,618)
                                                ===========          ===========          ===========         ===========

Basic and diluted net income
   (loss) per common share                      $         *          $         *          $          *        $         *
                                                ===========          ===========          ===========         ===========

Weighted average shares outstanding:
      Basic                                      97,882,964           97,690,999           98,194,539          97,449,241
                                                ===========          ===========          ===========         ===========
      Diluted                                    98,055,969           97,690,999           98,542,974          97,449,241
                                                ===========          ===========          ===========         ===========



* Less than $.01 per share



                                See accompanying notes to condensed consolidated financial statements




                DIGITAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                    Nine Months Ended
                                                                                                       September 30
                                                                                              2002                     2001
                                                                                            --------                 --------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net cash used in operating activities                                           $      (246,873)          $   (228,176)
                                                                                      ----------------         -------------

CASH FLOWS FROM INVESTING ACTIVITIES
      Proceeds from sale of furniture and equipment                                                --                    526
      Proceeds from disposal of investment in subsidiaries                                         --                 13,421
      Purchase of furniture and equipment                                                     (16,795)                    --
                                                                                      ---------------          -------------
             Net cash (used in) provided by investing activities                              (16,795)                13,947
                                                                                      ---------------          -------------

CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from issuance of shares of common stock                                        204,029                 40,000
      Payment for reacquisition of shares of common stock                                    (100,000)                    --
      Net proceeds from affiliated company                                                    225,897                 92,309
      Net proceeds from (payments to) a director                                              (54,414)               134,941
      Payment of obligation under capital leases                                              (11,138)               (12,540)
                                                                                      ---------------          -------------
             Net cash provided by financing activities                                        264,374                254,710
                                                                                      ---------------          -------------

Net increase in cash                                                                              706                 40,481
Cash, beginning of period                                                                         402                  4,071
                                                                                      ---------------          -------------
Cash, end of period                                                                   $         1,108          $      44,552
                                                                                      ===============          =============


Supplemental disclosure of non-cash financing activities:

Payments on accounts receivable made directly by customers to an
    affiliated company for amounts the Company owed it. (Notes 4 and 5)               $       402,632
                                                                                      ===============           =============




      See accompanying notes to condensed consolidated financial statements

                        DIGITAL BROADBAND NETWORKS, INC.
          NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)


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


2.      GOING CONCERN AND MANAGEMENT'S PLANS

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the nine-month period ended September 30, 2002, the Company reported net income of $84,143 and at September 30, 2002, has an accumulated deficit of $1,148,834. The profit of $84,143 included several non-recurring transactions including recognition of a deferred gain of $78,303 (note 4), collection of $232,724 in related party receivables previously not recognized as revenue due to the uncertainty of collection (note 4), and $168,421 in recovered accounts receivable previously deemed uncollectible and fully reserved (note 5). Excluding these non-recurring transactions, the Company would have incurred a $395,305 net loss for the nine-month period ended September 30, 2002. The Company suffered losses from operations and had negative cash flows from operating activity during the past two years, and expects to incur continued net cash outflows within the current fiscal year. As a result, the Company may experience difficulty and uncertainty in meeting its liquidity needs during the current fiscal year.

The Company is a total system solution provider involved in application development, network operation, delivery of value-added applications and services; and sale of its EyStar SmartHome Console. The multi protocol EyStar SmartHome Console bridges external data networks such as the Internet to internal home networks like Ethernet, telephone line, power line and the 802.11b wireless LAN eliminating the need for any additional wiring in the home. The Console will enable more value-added services to be offered to subscribers. These services include home healthcare in conjunction with hospitals and health advisors; interconnection and control of appliances produced by different manufacturers; and security applications that allow subscribers to check on their homes remotely. This Console is designed to operate on both the narrow and broadband fixed line/wireless networks.

The Company is also licensed to deploy a wireless broadband network, "VISIONET", in Malaysia. In November 2000, PTSB entered into a strategic alliance with a Malaysian Internet service provider. In September 2001, PTSB was awarded an Application Service Provider (ASP) license by the Malaysian Communications and Multimedia Commission. Management believes the ASP license will complement the wireless broadband license previously granted to the Company in 1997. After establishing the first VISIONET cell in December 2001, the Company had decided to reposition VISIONET as a backhaul service to other broadband service providers and local mobile networks that it hopes to deploy with strategic partners. The Company has now revised its business model and expects to generate revenues from the sale of backhaul services, EyStar SmartHome consoles, broadband modems and by providing other services that include:

1. operating a portal for remote video surveillance and home/office automation applications;
2. construction of owned and operated networks for third parties;
3. development and operation of local mobile networks that provide mobile Internet access through handheld devices; and
4. production and delivery of training and adult education programs.

As in the establishment of many other new businesses, there are various risk factors including competition, technology availability and market acceptance. The Company requires substantial amounts of capital to establish its business and expects to incur substantial losses over the next few years.

The Company's plan to overcome its financial difficulties and return to profitability centers on expanding its business in application development, sale of its EyStar SmartHome Console and the roll out of its portal.

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

-- Additional revenue provided by: (i) a consulting contract, which is estimated to generate $2.85 million in revenue, over a three-year period, to carry out the planning, design, project execution (including contract and project management) of all broadband communications and networking systems/services for Pulau Indah-Marina Village, (ii) a contract, which is estimated to generate $550,000 in revenue over a three-year period, to carry out the planning, design, project execution of all broadband communications and networking systems/services for a commercial/housing project in Selangor, Malaysia, (iii) a consulting contract entered into on November 5, 2002 with a related party, which is expected to generate $550,000 in revenue over an 18-month period, beginning December 1, 2002, to provide consulting services relating to home automation, home networking, energy cost saving, security surveillance and monitoring for two major commercial and housing developments in Malaysia. The Company also expects to secure additional contracts, estimated at $4.0 million, from the supply and installation of the EyStar SmartHome Consoles and its security system in the two commercial and housing developments.

--   The Company may consider a private placement of its shares.

--   The Company may also seek to obtain equipment financing.

The Company also hopes that additional cash will be generated from:

-- the marketing agreement with Worldlink Dotcom Sdn. Bhd. to distribute its service gateway for home/office automation in Malaysia, Singapore and Australia;

-- the distribution agreement with Mutual Base Equity Sdn. Bhd. for sale of the EyStar SmartHome Console in Malaysia, Singapore and Cambodia; and

-- the Channel Partner Agreement with PointRed Technologies, Inc. to distribute the EyStar SmartHome Console.

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

NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per common share is calculated by dividing net income
(loss) by the weighted average number of common shares outstanding for the three and nine-month periods ended September 30, 2002 and 2001. Diluted income (loss) per common share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to outstanding stock options, and are determined using the treasury stock method. Basic and diluted net loss per share and the number of weighted shares outstanding are the same for the three and nine month periods ended September 30, 2001, since the effect of inclusion of all outstanding options would be anti-dilutive.

GOODWILL

Goodwill represents the costs of the Company's investment in PTSB in excess of the net tangible assets acquired, and was being amortized since acquisition in December 2000 on the straight line method over five years.

Beginning January 1, 2002, pursuant to SFAS No. 142, goodwill is no longer being amortized, but is subject to annual impairment tests in accordance with the standard. Application of the non-amortization provisions of the standard resulted in reduction of amortization expense of approximately $29,000 and $88,000 for the three and nine month periods ended September 30, 2002. Through December 31, 2001, management assessed the carrying value of goodwill and other long-lived assets for impairment when circumstances warranted such a review, pursuant to SFAS No. 121. Beginning in 2002, the Company applied newly issued standards to test for impairment of goodwill and long-lived assets.

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

There was no provision for income taxes for the three and nine months ended September 30, 2002 and 2001, as the Company incurred a net loss during the three and nine month periods ended September 30, 2001, and net income for the three and nine month periods ended September 30, 2002 was offset by a net operating loss carry forward. At December 31, 2001, the Company had approximately $3.2 million of net operating loss carry forwards, of which $2.4 million relates to the Company's activities in Malaysia and $800,000 relates to the Company's activities in the United States. The net operating loss carry forward related to Malaysia can be carried forward indefinitely while the net operating loss carry forward related to the United States expires in 2021. The United States net operating loss carry forward may be subject to annual limitations based on ownership changes in the Company's common stock as provided by in section 382 of the Internal Revenue Code.

INVENTORIES

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

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS
No. 141, Accounting for Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is prohibited after that date. SFAS No. 141 also establishes specific criteria for the recognition of intangible assets. This pronouncement did not have an impact on the Company's consolidated financial statements for the nine-month period ended September 30, 2002.

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

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses accounting and financial reporting for the impairment or disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001. The Company has determined that SFAS No. 144 does not have a significant impact on its financial condition and results of operations for the nine-month period ended September 30, 2002.

RECLASSIFICATIONS

Certain amounts in the prior period financial statements have been reclassified for comparative purposes to conform to the presentation in the current period financial statements.


4.    RELATED PARTY ACTIVITY

As of December 31, 2001, the Company had related party receivables totaling $480,363, which had not previously been recognized as revenue due to the uncertainty of collection. The Company received $132,724 and $232,724 of the outstanding receivables balance during the three and nine month periods ended September 30, 2002, respectively, and recognized the amounts as related party revenue for those periods. In lieu of actual cash payment of these Company receivables, management directed the related parties to pay $132,724 to an affiliated company to whom the Company had outstanding accounts payable. The net effect to the Company was that revenue was recognized and recorded payables were reduced by equal amounts.

At December 31, 2001, long-term receivables, related parties, consisted of $770,605 due from Synervest Sdn Bhd ("SSB"). This amount primarily arose in the year ended December 31, 1998 when the Company sold to SSB assets used in the operations of a subsidiary. Due to the uncertainty of collection of the related receivable, a related gain on the sale of the assets was deferred and is to be recognized only after all costs have been recovered. The Company received $101,487 and $119,513 of the outstanding receivable during the three and nine-month periods ended September 30, 2002, respectively. During the three months ended September 30, 2002, payments received by the Company exceeded all remaining costs, resulting in a $78,303 realization of gain on sale of assets, related party, for the three and nine month periods ended September 30, 2002. The deferred gain included in the balance sheet has been reduced accordingly. In lieu of actual cash payment of these Company receivables, management directed the related parties to pay $101,487 to an affiliated company to whom the Company had outstanding accounts payable. The net effect to the Company was that recorded receivables and payables were reduced equally.

5.    GENERAL AND ADMINISTRATIVE EXPENSES (INCOME)

General and administrative expenses (income) from non related parties in the amount of ($3,073) and $391,426 for the three and nine month periods ended September 30, 2002 include a $168,421 recovery of accounts receivable previously deemed uncollectible. In connection with certain accounts receivable overdue since 1999, the Company had previously recorded a bad debt allowance of $168,421. During the three months ended September 30, 2002, the Company received payment for the total accounts receivable balance, and reduced the allowance that had been previously recorded. Bad debt expense, which is included in general and administrative expense, was reduced accordingly. General and administrative expenses would have been $165,348 and $559,847 for the three and nine month periods ended September 30, 2002 had the Company not received payment of the outstanding receivable. In lieu of actual cash payment of these Company receivables, management directed the customers to pay the $168,421 to an affiliated company to whom the Company had outstanding accounts payable.


6.    SHAREHOLDERS' EQUITY

On November 1, 2001, the Company granted options to purchase 250,000 shares of the Company's common stock at $0.12 per share to a consultant for services to be provided to the Company. These options were originally exercisable through October 2006, contingent upon continuous service by the consultant through specified dates. On May 31, 2002, the Option Agreement between the Company and the consultant was terminated. The consultant exercised 125,000 of the options, which vested April 30, 2002, on August 28, 2002, for a total cash consideration of $15,000. These options were valued at $0.06 per share based upon the Black-Sholes option pricing model, resulting in recognition of compensation expense of $4,833 during the nine-month period ended September 30, 2002. The remaining 125,000 options, which were scheduled to vest October 31, 2002, were canceled following termination of the agreement.

On February 16, 2002, the Company granted options to purchase 60,000 shares of the Company's common stock at $0.12 per share to a consultant for services to be provided to the Company. These options are exercisable in August 2002 through February 2007, contingent upon continuous service by the consultant through specified dates. The options were valued at $0.05 per share, based upon the Black-Sholes option pricing model, resulting in recognition of compensation expense of $2,820 during the nine-month period ended September 30, 2002.

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

On June 26, 2002, the Company granted 25,000 shares of restricted common stock to an independent director as compensation for serving on the Company's Board of Directors. The fair value of these shares on the date of grant was estimated by management to be $0.10 per share, resulting in recognition of compensation expense of $2,500 for the period ended September 30, 2002.

On June 28, 2002, the Company repurchased 1,000,000 shares of its common stock from a shareholder at $0.10 per share, for a total consideration of $100,000. The repurchased shares were recorded as treasury stock and were available for re-issuance at a future date. On September 30, 2002, the Company reissued the 1,000,000 shares of treasury stock to a shareholder at $0.10 per share for a total consideration of $100,000. The shares were sold in reliance upon the exemption provided by Regulation S under the Securities Act of 1933, as amended.

On September 16, 2002, the Company granted options to purchase 300,000 shares of the Company's common stock at $0.12 per share to a consultant for services to be provided to the Company. These options are exercisable through September 2007, contingent upon continuous service by the consultant through specified dates. 100,000 of the options, which vest March 15, 2003, were valued at $0.044 per share, 100,000 of the options, which vest May 15, 2003, were valued at $0.048 per share and the remaining 100,000 options, which vest September 15, 2003, were valued at $0.056 per share, based upon the Black-Sholes option pricing model, resulting in recognition of compensation expense of $900 during the three and nine-month periods ended September 30, 2002.

On December 20, 2001, the Company signed two separate definitive agreements with two unrelated parties for the right to purchase convertible preferred stock with attached warrants. Under the agreements, the preferred stockholders would receive non-cumulative dividends at the rate of $0.08 per share per annum when and if declared by the Company's Board of Directors. The Company authorized the sale and issuance of 500,000 shares of its Series A Preferred Stock at a purchase price of $5.00 per share. Each preferred stockholder would be entitled to convert the preferred stock into common stock at a ratio of 1 share of preferred stock to 2 shares of common stock. This right could be exercised by the preferred stockholders at any time. The purchase was expected to be completed on or before February 28, 2002. On March 12, 2002, the Company and the purchasers mutually agreed to extend the closing date for the purchase to June 30, 2002. On March 25, 2002, the Company and the purchasers executed an addendum to the definitive agreements to: (i) cancel the warrants attached to the preferred stock and (ii) amend the conversion ratio to 1 share of preferred stock to 1.6 shares of common stock. The amended agreement expired on June 30, 2002 without either investor exercising his right to purchase the preferred stock. Currently the Company is negotiating the terms of new agreements with the two parties in an effort to issue the preferred stock.


7.    COMMITMENTS AND CONTINGENCIES

As of September 30, 2002, the Company has committed to purchase equipment during the remainder of 2002 valued at $300,000 for the rollout of VISIONET. The purchase is conditional upon completion of successful trial of the equipment by the Company.

On November 28, 2001, the Company signed an agreement to purchase office space in Australia for $1.8 million Australian dollars (approximately $978,000 USD at September 30, 2002). The Company intends to lease the space for rental until it finalizes its plan to relocate its Asian headquarters to Australia. Pursuant to the terms of the agreement, the Company has paid $5,200 as a deposit for the above property. While relevant governmental and statutory approvals have been obtained, the purchase is still pending as the property is subject to an existing lease. The Company has requested the seller to deliver vacant possession and negotiations are ongoing between the seller and the lessee for the existing lease agreement to be terminated.

In January 2002, the Company signed an agreement to purchase approximately $19 million of equipment over the next five years. These equipment purchases are subject to inspection and acceptance by the Company depending upon certain performance standards being satisfactorily met.

8.    SIGNIFICANT CONCENTRATIONS OF CREDIT RISK:

The Company grants credit, generally without collateral, to its customers. Two customers accounted for substantially all revenue earned during the nine months ended September 30, 2002. During the nine-month period ended September 30, 2001, no one customer accounted for greater than 10% of net revenues.

One supplier accounted for substantially all cost of revenue during the nine-months ended September 30, 2002. The Company is not dependent upon one supplier to provide the services that it requires. During the fourth quarter of 2001, the Company made a strategic decision to engage the services of one sole supplier after taking into consideration the quality of service and competitive pricing being offered. Should the need arise, the Company could utilize alternative suppliers for the services that it requires. For the nine-months ended September 30, 2001, no one supplier accounted for more than 10% of cost of revenue.


9.    PROPOSED BUSINESS TRANSACTIONS

In July 2002, the Company's wholly owned subsidiary, EMI, signed a letter of intent to acquire E-Dreamz Inc. ("E-Dreamz") for $1.4 million in cash and stock, the effectiveness of which was subject to completion and acceptance of customary due diligence, negotiation and execution of a definitive agreement and other customary conditions. Based on the due diligence performed by the Company to date, the Company has determined it will not proceed with this transaction as contemplated by the letter of intent.

In July 2002, the Company entered into a letter agreement with PointRed Technologies Inc. ("PointRed") whereby the Company has agreed to market and sell PointRed's products worldwide. In return, PointRed has agreed to market and sell the Company's EyStar SmartHome Consoles, value added applications and services to its existing and future clients. PointRed has also agreed to a purchase option, which allows the Company to acquire up to 25% of PointRed's equity at a price to be negotiated and subject to due diligence, the execution of a formal strategic partnership agreement and stock purchase agreement, and the approval of the Board of Directors of the respective companies.

On August 16, 2002, the Company and PointRed, pursuant to the original letter agreement, signed an agreement whereby the Company will utilize existing personnel and facilities to promote PointRed's products and to service existing PointRed customers in Malaysia. Also pursuant to the original letter agreement, the Company signed a channel partner agreement with PointRed, whereby PointRed will distribute the EyStar SmartHome Console. Under the agreement, PointRed will sell, install and service the EyStar SmartHome Console in North and South America.

On September 27, 2002, the Company entered into a letter agreement with the shareholders of Convergent Technologies, Inc. ("CTI"), a privately held company, to acquire a majority interest in CTI for approximately $5.0 million. The acquisition is expected to be funded by a combination of cash and the Company's preferred stock. The acquisition, which is expected to close in the fourth quarter of 2002, is subject to completion of due diligence, and execution of a definitive agreement.

On September 30, 2002, the Company signed an agreement with Anova Broadband LLC ("Anova") to distribute Anova's Digital Subscriber Line ("DSL") equipment in Asia, Australia and New Zealand. Sale of the equipment shall commence after the Company has obtained equipment authorization certification from relevant regulatory authorities of the respective countries.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

THE FOLLOWING ANALYSIS OF THE OPERATIONS AND FINANCIAL CONDITION OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO, OF THE COMPANY CONTAINED ELSEWHERE IN THIS FORM 10-QSB.


OVERVIEW

Digital Broadband Networks, Inc. and subsidiaries (the "Company") is a total system solution provider involved in application development, network operation, delivery of value added applications and services; and sale of its EyStar SmartHome Console. The multi protocol EyStar SmartHome Console bridges external data networks such as the Internet to internal home networks like Ethernet, telephone line, power line and the 802.11b wireless LAN eliminating the need for any additional wiring in the home. The Console will enable more value-added services to be offered to subscribers. These services include home healthcare in conjunction with hospitals and health advisors; interconnection and control of appliances produced by different manufacturers; and security applications that allow subscribers to check on their homes remotely. This Console is designed to operate on both the narrow and broadband fixed line/wireless networks. Presently, the Company's revenues are primarily derived from the design, development and production of interactive multimedia websites and content.

The Company, formerly known as Kalan Gold Corporation changed its name to Digital Broadband Networks, Inc., after its shareholders approved the change of name in a Special Shareholders Meeting on August 17, 2001. On April 2, 2002, the Company formed Digital Broadband Networks, Inc., a wholly owned Delaware corporation ("DBNI Delaware"). At a Special Meeting of the Company's shareholders held on June 5, 2002, the shareholders adopted and approved the Merger Agreement between the Company and DBNI Delaware that resulted in the Company changing its state of incorporation from Colorado to Delaware. Following the re-incorporation in Delaware, the Company established its United States headquarters at University Research Park, One Resource Square, 10925 David Taylor Drive, Suite 100, Charlotte, NC. The Company entered into a one year lease agreement for the office space commencing June 1, 2002 with a rent of $1,050 per month. Effective November 1, 2002, rent for the office space was reduced to $950 per month.

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

During 2001, the Company was in the process of building the infrastructure for the commercial roll out of VISIONET, a countrywide wireless broadband network undertaken by the Company's subsidiary, PTSB, sometime 2002. After conducting various feasibility studies to determine the most suitable customer premises equipment and in-building distribution for single and multi-tenanted buildings, negotiation with equipment vendors and further technical improvements to the cell configuration, the Company established its first VISIONET cell in December 2001. Further feasibility studies that were conducted following the limited rollout of VISIONET indicated that it would be more cost effective to deploy VISIONET as a backhaul service for other telecommunication and broadband service providers. The Company further decided to use VISIONET as a backhaul link for local mobile networks that it hopes to deploy in partnership with Aptilo Networks, Sweden.

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

In connection with the build out of VISIONET and its portal, the Company has formalized a long-term strategic business relationship with Siemens Malaysia. Under the Agreement, Siemens will extend preferred payment terms to the Company for equipment used in the build out of VISIONET and extend its best effort to assist the Company to obtain applications and multimedia content from its global partners that will contribute to the revenue of VISIONET. Siemens will also be responsible for overall network design, the supply of equipment, systems integration, build out services and maintenance of a best of breed end-to-end solution for the deployment of VISIONET. The Company has committed to an initial purchase of hardware valued at $250,000 from Siemens for the limited commercial rollout of VISIONET.

To complement its business in operating a broadband network and portal, the Company also entered into a business relationship with Computer Associates International, Inc. ("CA"), in July 2001, to tap the mobile eBusiness opportunities in Malaysia and the Asian regional markets. Under the relationship, CA will be appointed as a technology provider for the IT infrastructure and data management of VISIONET. In addition to providing the eBusiness management software, CA will be extending its industry-leading infrastructure, information and process management solutions to VISIONET to ensure that the Company's customers can realize the full potential business value of mobile applications and services. The Company's subsidiary, PTSB, will also act as a facilitator and partner in Malaysian and Asian projects jointly identified with CA. As a demonstration of its confidence in the Company, a company associated with CA may acquire a significant minority stake in the Company's Malaysian subsidiary. Following the Company's decision to change its business model, the Company and CA have ceased discussion on matters relating to the proposed acquisition.

In September 2001, the Company announced its strategic collaboration with Aptilo Networks, Sweden, to deploy local mobile networks ("LMNs") in Malaysia and the Asian regional markets. The integration of LMNs with VISIONET will enable consumers to receive live video streams from their handheld devices and laptops, and to access the Internet and their corporate intranets at near T1 speeds remotely from public locations in the "travel ribbon" such as hotels, airports, restaurants, conference centers, shopping malls and coffeehouses. The first integrated VISIONET-LMN cell was deployed during the fourth quarter of 2001 to connect a number of access points to Bluetooth and wireless LAN 802.11 standard devices. The mobile network features Aptilo's latest billing solution that will enable the Company to offer value-added applications and services to users without the need for any prior registration as a subscriber. Any user can now pay for instant network access to surf the Internet or purchase value-added applications on the spot by using their credit card. This flexible method of payment from Aptilo will not only attract more users to VISIONET, but will also reduce the Company's capital expenditure and recurring monthly operating costs. The integrated network will enable the Company to expand its broadband network from fixed wireless into the mobile broadband market. The Company has committed to an initial purchase of software and hardware from Aptilo valued at $50,000. The Company hopes that this will broaden VISIONET's user base and generate additional revenue that could contribute positively to the Company's cash flow. The successful implementation of the integrated network could pave the way for the collaboration with Aptilo to be extended to countries beyond Malaysia.

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

In July 2002, the Company's wholly owned subsidiary, EMI, signed a letter of intent to acquire E-Dreamz Inc. ("E-Dreamz") for $1.4 million in cash and stock, the effectiveness of which was subject to completion and acceptance of customary due diligence, negotiation and execution of a definitive agreement and other customary conditions. Based on the due diligence performed by the Company to date, the Company has determined it will not proceed with this transaction as contemplated in the Letter of Intent.

In July 2002, the Company entered into a letter agreement with PointRed Technologies Inc. ("PointRed") whereby the Company has agreed to market and sell PointRed's products worldwide. In return, PointRed has agreed to market and sell the Company's EyStar SmartHome Consoles, value added applications and services to its existing and future clients. PointRed has also agreed to a purchase option, which allows the Company to acquire up to 25% of PointRed's equity at a price to be negotiated and subject to due diligence, the execution of a formal strategic partnership agreement and stock purchase agreement, and the approval of the Board of Directors of the respective companies.

On August 16, 2002, the Company and PointRed, pursuant to the original letter agreement dated July 2002, signed an agreement whereby the Company will utilize existing personnel and facilities to promote PointRed's products and to service existing PointRed customers in Malaysia. Also pursuant to the original letter agreement, the Company signed a channel partner agreement with PointRed, whereby PointRed will distribute the EyStar SmartHome Console. Under the agreement, PointRed will sell, install and service the EyStar SmartHome Console in North and South America.

On September 27, 2002, the Company reached an agreement with the shareholders of Convergent Technologies, Inc. ("CTI"), a privately held company, to acquire a majority interest in CTI for approximately $5.0 million. CTI, a Delaware corporation, has investments in a private company providing an integrated virtual phone and unified communications service. This less expensive service provides subscribers with IP-based real-time, 2-way call and notification services combined with voice mail, e-mail and fax in a single message store. Subscribers will be assigned a personal number and can be connected to the integrated service through any Web-enabled device capable of handling voice and data communications. The acquisition is expected to be funded by a combination of cash and the Company's Preferred Stock. The acquisition, which is expected to close in the fourth quarter of 2002, is subject to completion of a due diligence, and execution of a definitive agreement.

On September 30 2002, the Company signed a Distribution Agreement with Anova Broadband ("Anova") to distribute Anova's Digital Subscriber Line ("DSL") equipment in Asia, Australia and New Zealand. Sale of the equipment shall commence after the Company has obtained equipment authorization certification from relevant regulatory authorities of the respective countries.

The Company hopes to generate additional revenue arising from the following contracts:

a) In August 2001, the Company was awarded a consulting contract, estimated to generate revenue of $2.85 million over a three year period, to carry out the planning, design, project execution (including contract and project management) of all broadband communications and networking systems/services for Pulau Indah-Marina Village, a water oriented luxury resort, residential, hotel and spa project. The Company has generated $35,000 of revenue on this contract to date.

b) In December 2001, the Company entered into a marketing agreement with Worldlink Dotcom Sdn. Bhd. (Worldlink) to distribute its service gateway for home/office automation in Malaysia, Singapore and Australia. In 2002, Worldlink has been promoting the Company's service gateway to potential resellers and channel partners in the targeted markets and the Company expects Worldlink to generate revenues of $4.0 million for the Company beginning in 2003. The gateway bridges the Internet with internal home and office networks while facilitating the delivery of home and office applications including, but not limited to, security surveillance and video conferencing.

     In January 2002, the Company appointed Mutual Base Equity Sdn. Bhd. (MBE) as one of its distributors in Malaysia and Singapore for sale of the EyStar SmartHome Console. Under the terms of the Distributor Agreement, MBE has been appointed for an initial duration of 3 years commencing January 4, 2002. For fiscal year 2002, MBE has been attempting to secure contracts for the supply of the EyStar SmartHome Console to property developers in Malaysia and Singapore. The Company expects MBE to achieve a sales target of $17.5 million for the SmartHome Console over the remaining term of the agreement.

c) The Company expects to secure contracts worth about $3.5 million from local mobile networks to be jointly deployed with Aptilo Networks in 2003.

d) In January 2002, the Company's subsidiary, PTSB, was awarded a contract to carry out the planning, design, and project execution of all broadband communications and networking systems/services for a commercial/housing project in Selangor, Malaysia. Under the contract, PTSB will receive a total contract sum of $550,000 over the next 36 months. The Company has generated $19,000 of revenue on this contract to date. The project, featuring 312 serviced apartments, 62 units of retail shops/offices and 120 units of housing for a government agency, is expected to be completed by December 2004. As a total solution provider, PTSB will also be responsible for the supply of its EyStar SmartHome Console as well as providing value-added broadband applications such as high speed Internet access, security surveillance, multimedia conferencing, home automation and video-on-demand.

e) On September 20, 2002, the Company signed a Channel Partner Agreement with PointRed Technologies, Inc., a wireless broadband equipment manufacturer and distributor to distribute the EyStar SmartHome Console. Starting with its existing client base and expanding into new markets, PointRed will sell, install and service the EyStar SmartHome Console, and in doing so, may help to accelerate the distribution of the Console in North and South America.

f) On November 5, 2002, the Company was contracted by MY Architect ("MYA"), a related party, to provide consulting services relating to home automation, home networking, energy cost saving, security surveillance and monitoring for MYA's current projects involving two major commercial and housing developments in Malaysia. The Company expects to receive $550,000 in consulting fees over the next 18 months beginning December 1, 2002. The Company also expects to secure additional contracts, estimated at $4.0 million, from MYA's clients for the supply and installation of the EyStar SmartHome Console and its security system in the two commercial and housing developments.

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2002 TO THE THREE MONTHS ENDED SEPTEMBER 30, 2001


REVENUES

Revenues for the three months ended September 30, 2002 totaled $2,868,514, compared to $1,338,158 for the three months ended September 30, 2001, an increase of $1,530,356 or 114%. The increase in net sales in the three months ended September 30, 2002 as compared to the three months ended September 30, 2001, was due to an increase in fees earned from the production of multimedia programs and revenue received for project consulting services. The company also recorded $132,724 of income from related parties upon payment for outstanding receivables that had not previously been recognized as revenue due to the uncertainty of collection. For the three months ended September 30, 2002, two customers, respectively, accounted for 54% and 42% of total revenue. No single customer accounted for more than 10% of total revenue for the three months ended September 30, 2001.


GROSS PROFIT

Gross profit increased to $189,303 for the three months ended September 30, 2002, compared to $54,606 for the three months ended September 30, 2001, an increase of $134,697 or 247%. The increase in gross profit was due to higher revenue in 2002, including $132,724 of related party revenue previously not recognized. As a result of higher revenue, cost of revenue increased by $1,395,659 or 109%, to $2,679,211 in 2002 from $1,283,552 in 2001. This increase was a result of the Company requiring additional external resources in order to fulfill the higher demand for the Company's services. The outsourcing of content production work enabled the Company to develop a team of contractors that will assist the Company in producing multimedia content and applications that are crucial to its future business operation.


SALES AND MARKETING EXPENSES

Sales and marketing expenses decreased by $39,693, or 72%, to $15,467 for the three months ended September 30, 2002 from $55,160 for the three months ended September 30, 2001. The decrease was primarily due to lower marketing expenses incurred to promote the Company's business of developing and producing multimedia programs and provision of design and consulting services for interactive website development.


GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $26,927 for the three months ended September 30, 2002. General and administrative expenses were reduced by a $168,421 recovery of accounts receivable previously deemed uncollectible. In connection with accounts receivable overdue since 1999, the Company had previously recorded a bad debt allowance of $168,421. If the Company had not received the payment of the outstanding receivable, general and administrative expenses would have been $195,348 for the three months ended September 30, 2002 compared to $188,271 for the three months ended September 30, 2001, an increase of $7,077 or 3.8%. The increase was mainly attributable to higher utility, telecommunication and staff costs resulting from the limited rollout of VISIONET and higher compensation expenses in 2002.

General and administrative expenses for 2001 included amortization of goodwill. Beginning January 1, 2002, pursuant to SFAS No. 142, goodwill is no longer being amortized, but is subject to annual impairment tests in accordance with the standard. Management does not believe that any impairment has occurred as of January 1, 2002. Application of the non-amortization provisions of the standard resulted in reduction of amortization expense of approximately $29,000 for the three months ended September 30, 2002.


OTHER INCOME

Other income for the three months ended September 30, 2002 included recognition of a previously deferred gain of $78,303 related to an amount of $101,487 the Company received from its long-term receivable, related party. The receivable balance was $752,579 and the total deferred gain was $729,395 as of June 30, 2002. This amount arose in the year ended December 31, 1998 when the Company sold assets used in the operations of a subsidiary to a related company. Due to the uncertainty of collection of the related receivable, the related gain on the sale of the assets was deferred and is to be recognized only after all costs have been recovered. During the three months ended September 30, 2002, payments received by the Company exceeded all remaining costs. As a result the Company's long-term receivable, related party and deferred gain balances were reduced to $651,092 respectively, as of September 30, 2002.


NET INCOME (LOSS)

The Company recorded net income of $187,348 for the three months ended September 30, 2002 compared to a net loss of $182,525 for the three months ended September 30, 2001. The profit of $187,348 included several non-recurring transactions including recognition of a deferred gain of $78,303, collection of $132,724 in related party receivables previously not recognized as revenue due to the uncertainty of collection, and $168,421 in recovered accounts receivable previously deemed uncollectible and fully reserved for. Excluding these non-recurring transactions, the Company would have incurred a $192,100 net loss for the three-month period ended September 30, 2002.



COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2002 TO THE NINE MONTHS ENDED SEPTEMBER 30, 2001


REVENUES

Revenues for the nine months ended September 30, 2002 totaled $9,826,164 compared to $3,076,842 for the nine months ended September 30, 2001, an increase of $6,749,322 or 219%. The increase in net sales in the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001 was mainly due to an increase in fees earned from the production of multimedia programs and revenue received for project consulting services. The company also recorded $232,724 of income from related parties upon payment for outstanding receivables that had not previously been recognized as revenue due to the uncertainty of collection. For the nine months ended September 30, 2002, two customers, respectively, accounted for 51% and 46% of total revenue. No single customer accounted for more than 10% of total revenue for the nine months ended September 30, 2001.

GROSS PROFIT

Gross profit increased to $585,886 for the nine months ended September 30, 2002, compared to $206,422 for the nine months ended September 30, 2001, an increase of $379,464 or 184%. The increase in gross profit was due to higher revenue in 2002, including $232,724 of related party revenue previously not recognized. As a result of higher revenue, cost of revenue increased by $6,369,858 or 222%, to $9,240,278 in 2002 from $2,870,420 in 2001. This increase was a result of the Company requiring additional external resources in order to fulfill the higher demand for the Company's services. The outsourcing of content production work enabled the Company to develop a team of contractors that will assist the Company in producing multimedia content and applications that are crucial to its future business operation.


SALES AND MARKETING EXPENSES

Sales and marketing expenses decreased by $71,677, or 59%, to $50,798 for the nine months ended September 30, 2002 from $122,475 for the nine months ended September 30, 2001. The decrease was primarily due to lower marketing expenses incurred to promote the Company's business of developing and producing multimedia programs and provision of design and consulting services for interactive website development.


GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $481,426 for the nine months ended September 30, 2002. General and administrative expenses were reduced by a $168,421 recovery of accounts receivable previously deemed uncollectible. In connection with accounts receivable overdue since 1999, the Company had previously recorded a bad debt allowance of $168,421. If the Company had not received the payment of the outstanding receivable, general and administrative expenses would have been $649,847 for the nine months ended September 30, 2002 compared to $607,510 for the nine months ended September 30, 2001, an increase of $42,337 or 7.0%. The increase was mainly attributable to higher utility, telecommunication and staff costs resulting from the rollout of VISIONET and higher compensation expenses in 2002.

General and administrative expenses for 2001 included amortization of goodwill. Beginning January 1, 2002, pursuant to SFAS No. 142, goodwill is no longer being amortized, but is subject to annual impairment tests in accordance with the standard. Management does not believe that any impairment has occurred as of January 1, 2002. Application of the non-amortization provisions of the standard resulted in reduction of amortization expense of approximately $88,000 for the nine months ended September 30, 2002.


OTHER INCOME

Other income for the nine months ended September 30, 2002 included recognition of a previously deferred gain of $78,303 related to amounts totaling $119,513 the Company received on its long-term receivable, related party. The receivable balance was $770,605 and the total deferred gain was $729,395 as of December 31, 2001. This amount arose in the year ended December 31, 1998 when the Company sold assets used in the operations of a subsidiary to a related company. Due to the uncertainty of collection of the related receivable, a related gain on the sale of the assets was deferred and is to be recognized only after all costs have been recovered. During the nine months ended September 30, 2002, payments received by the Company exceeded all remaining costs. As a result the Company's long-term receivable, related party and deferred gain balances were reduced to $651,092 respectively, as of September 30, 2002.

NET INCOME (LOSS)

The Company recorded net income of $84,143 for the nine months ended September 30, 2002 compared to a net loss of $505,618 for the nine months ended September 30, 2001. The profit of $84,143 included several non-recurring transactions including recognition of a deferred gain of $78,303, collection of $232,724 in related party receivables previously not recognized as revenue due to the uncertainty of collection, and $168,421 in recovered accounts receivable previously deemed uncollectible and fully reserved for. Excluding these non-recurring transactions, the Company would have incurred a $395,305 net loss for the nine-month period ended September 30, 2002.



LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2002, the Company had cash of $1,108. All operations were funded from internally generated funds and working capital advanced by an affiliated company owned by the principal shareholder, director and officer of the Company. These advances bear no interest and have no fixed terms of repayment.

Cash used in operating activities of $244,241 was mainly attributable to a reduction of approximately $188,000 in accounts receivable, a reduction of about $384,000 in accounts payable and payments for general and administrative expenses incurred during the nine months ended September 30, 2002.

Net cash used in investing activities of $16,795 during the nine months ended September 30, 2002 was attributable to the purchase of fixed assets.

Net cash provided by financing activities of $261,742 was primarily from the issuance of shares of common stock for $204,029, payment to reacquire shares of common stock for $100,000 and repayment of advances from an affiliated company in which the Company's principal shareholder, CEO and president has a financial interest. As of September 30, 2002, the Company owed Mr. Lim, the Chief Executive Officer, President and a Director of the Company, $200,935 for short-term cash advances made to the subsidiary of the Company for working capital purposes from time to time. Additionally, as of September 30, 2002 the amount owed to a company in which Mr. Lim has a financial interest amounted to $124,827. This amount was for short-term cash advances made to the Company and its subsidiaries for working capital purposes from time to time and for management fees. These amounts are unsecured, bear no interest and have no fixed terms of repayment.

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

-- Additional revenue provided by: (i) a consulting contract, which is estimated to generate $2.85 million in revenue, to carry out the planning, design, project execution (including contract and project management) of all broadband communications and networking systems/services for Pulau Indah-Marina Village, (ii) a contract, which is estimated to generate $550,000 in revenue over a three-year period, to carry out the planning, design, project execution of all broadband communications and networking systems/services for a commercial/housing project in Selangor, Malaysia,
     (iii) a consulting contract with a related party, which is estimated to generate $550,000 in revenue over an 18-months period, commencing December 1, 2002, to provide consulting services relating to home automation, home networking, energy cost saving, security surveillance and monitoring for two major commercial and housing developments in Malaysia. The Company also expects to secure additional contracts, estimated at $4.0 million, from the supply and installation of the EyStar SmartHome Consoles and its security system in the two commercial and housing developments.

--   The Company may consider a private placement of its shares.

--   The Company may also seek to obtain equipment financing.

The Company also hopes that additional cash will be generated from:

-- the marketing agreement with Worldlink Dotcom Sdn. Bhd. to distribute its service gateway for home/office automation in Malaysia, Singapore and Australia;

-- the distribution agreement with Mutual Base Equity Sdn. Bhd. for sale of the EyStar SmartHome Console in Malaysia, Singapore and Cambodia; and

-- the Channel Partner Agreement with PointRed Technologies, Inc. to distribute the EyStar SmartHome Console.

In addition to internally generated funds and financial support from a director and major shareholder, the Company seeks to raise additional funds from equity or debt financing for its future working capital requirements. As of September 30, 2002, the Company has committed to an initial purchase of hardware valued at $250,000 for the limited commercial rollout of VISIONET in 2002. The Company estimates that additional capital expenditures up to $2.5 million will be required for future deployment of VISIONET. The Company has also committed to an initial purchase of software and hardware valued at $50,000 in conjunction with its announced strategic collaboration with Aptilo Networks, Sweden. There is, however, no assurance that financing will be available or, if available, that it would be offered to the Company on acceptable terms.

On November 28, 2001, the Company signed an agreement to purchase office space in Australia for $1.8 million Australian dollars (approximately $978,000 USD at September 30, 2002). The Company intends to lease the space for rental until it finalizes its plan to relocate its Asian headquarters to Australia. Pursuant to the terms of the agreement, the Company has paid a sum of $5,200 as deposit for the above property. The purchase is still pending as the property is subject to an existing lease. The Company has requested the seller to deliver vacant possession and negotiations are ongoing between the seller and the lessee for the existing lease agreement to be terminated.

In January 2002, the Company signed an agreement to purchase approximately $19 million of equipment over the next five years. These equipment purchases are subject to inspection and acceptance by the Company depending upon certain performance standards being satisfactorily met.

On September 27, 2002, the Company announced that it has reached an agreement with the shareholders of Convergent Technologies, Inc. ("CTI"), a privately held company, to acquire a majority interest in CTI for approximately $5.0 million. The acquisition is expected to be funded by a combination of cash and the Company's Preferred Stock. The acquisition is subject to completion of a due diligence, execution of a definitive agreement and is expected to close in the fourth quarter of 2002.

The Company will continuously evaluate its financing requirements and may decide to consider alternative modes of financing.


ITEM 3.  CONTROLS AND PROCEDURES

On November 5, 2002, the Company's management concluded its evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. As of the Evaluation Date, the Company's President and Chief Executive Officer and its Chief Financial Officer concluded that the Company maintains disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its President and Chief Executive Officer and its Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

       None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      On May 31, 2002, the Company terminated the consulting agreement between the Company and a consultant. Pursuant to the consulting agreement executed on November 1, 2001, the Company had granted options to the consultant to purchase 250,000 shares of the Company's common stock at $0.12 per share contingent upon continuous service by the Consultant. The consultant exercised 125,000 of the options, which vested April 30, 2002, on August 28, 2002, for a total cash consideration of $15,000. The remaining 125,000 options were canceled following termination of the consulting agreement.

      On September 16, 2002, the Company granted options to purchase 300,000 shares of the Company's common stock at $0.12 per share to a consultant for services to be provided to the Company. These options are exercisable through September 2007, contingent upon continuous service by the consultant through specified dates. On the date of the grant, the market value of the Company's common stock was $0.10 per share.

      On September 30, 2002, the Company reissued the 1,000,000 shares of treasury stock that were repurchased on June 28, 2002, to a shareholder at $0.10 per share for a total consideration of $100,000. The shares were sold in reliance upon the exemption provided by Regulation S under the Securities Act of 1933, as amended.

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

                              DIGITAL BROADBAND NETWORKS, INC.
                                  (Registrant)



DATE: November 8, 2002              BY: /s/ Patrick Soon-Hock Lim
                                       ------------------------------
                                        Patrick Soon-Hock Lim
                                        President & Chief Executive Officer



DATE: November 8, 2002             BY: /s/ Chee Hong Leong
                                      ------------------------------
                                       Chee Hong Leong
                                       Chief Financial Officer
                                       (Principal Financial Officer and
                                       Principal Accounting Officer)

 CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002



I, Patrick Soon-Hock Lim, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Digital Broadband Networks, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report; and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of that date;

5. The registrant's other certifying officers and I have disclosed to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 8, 2002

                                                   /s/  Patrick Soon-Hock Lim
                                                   --------------------------
                                                   Patrick Soon-Hock Lim
                                                   Chief Executive Officer

 CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002




I, Chee Hong Leong, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Digital Broadband Networks, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report; and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of that date;

5. The registrant's other certifying officers and I have disclosed to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 8, 2002

                                                   /s/  Chee Hong Leong
                                                   --------------------
                                                   Chee Hong Leong
                                                   Chief Financial Officer