Form 10KSB
period 2002-12-31
DIGITAL BROADBAND NETWORKS INC
filed 2003-03-31
CIK 940516

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB
                    ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2002
                          COMMISSION FILE NO. 0-25658

                        DIGITAL BROADBAND NETWORKS, INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

          DELAWARE                                       84-1357927
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

Yes:  X       No:

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [ X]

     Issuer's revenues for its most recent fiscal year: $12,540,506

     The aggregate market value of the voting stock of the Company held by non-affiliates as of March 26, 2003 was approximately $1,747,365.

     The number of shares outstanding of the Company's common stock, as of March 26, 2003, was 97,900,899.

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

Item 10   Executive Compensation

Item 11   Security Ownership of Certain Beneficial Owners and Management

Item 12   Certain Relationships and Related Transactions

Item 13   Exhibits and Reports on Form 8-K

Item 14   Controls and procedures


SAFE HARBOR STATEMENT

     This Form 10-KSB and other reports filed by the Company from time to time with the Securities and Exchange Commission, as well as the Company's press releases, contain or may contain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and information that are based upon beliefs of, and information currently available to, the Company's management, as well as estimates and assumptions made by the Company's management. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Forward-looking statements can be identified by the use of forward-looking terminology such as "believes", "may", "should", "anticipates", "estimates", expects", "future", "intends", "hopes", "plans" or the negative thereof. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause actual results of Digital Broadband Networks, Inc. to vary materially from historical results or from any future results expressed or implied in such forward-looking statements.

     Such factors include, among others, the following: revocation of the Company's license, ability to successfully implement its business plans, ability to obtain services provided by other communications companies, the ability of the Company to raise capital on a timely basis, the Company's business is subject to existing and future government regulations, failure to retain qualified personnel, competitive pressures and potentially adverse tax and cash flow consequences resulting from operating in multiple countries with different laws and regulations, ability to maintain profitability in the future and general economic and business conditions in Malaysia. The Company does not undertake to update, revise or correct any forward-looking statements.

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

HISTORICAL DEVELOPMENT

     Digital Broadband Networks, Inc. (the "Company") is a Delaware corporation that provides broadband products and applications to its customers, primarily in Malaysia. It was formed through a reverse merger in April 1999 with the former Kalan Gold Corporation. On June 5, 2002, the Company reincorporated under Delaware law by merging the existing Digital Broadband Networks, Inc., organized under Colorado law, with and into a wholly owned subsidiary organized under Delaware law.

     The principal business address of the Company is Suite 11.02, 11th Floor, Menara Merais, No. 1, Jalan 19/3, 46300 Petaling Jaya, Selangor, Malaysia. The United States address of the Company is 9 Main Street, Suite 1, Flemington, NJ.

     As of March 26, 2003, the Company had a total of 97,900,899 shares of common stock issued and outstanding. The Company has not been subject to any bankruptcy, receivership or similar proceeding.

BUSINESS

     The Company is a system solution provider involved in application development, broadband network operation, delivery of value added applications and services; the sale of devices that utilize broadband networks and the sale of biometric security devices. The Company's principal operations include the development and operation of a wireless broadband network in Malaysia, the development of interactive, multimedia content for the Internet and the development licensing and/or sale of specific products and applications that utilize the capacities of a broadband network. These include the Eystar SmartHome Console, broadband modems, biometric systems and Internet-based cameras.

     The Company conducts operations in the United States and Malaysia, and has three subsidiaries: Animated Electronic Industries Sdn Bhd ("AEI"), Perwimas Telecommunications Sdn Bhd ("PTSB") and EyStar Media Inc. ("EMI"). AEI, based in Malaysia, is involved in the design, development and production of multimedia content; provision of consulting services for website development, network engineering and project management in IT related projects. PTSB, a 86%-owned subsidiary of AEI, provides broadband and application services under licenses granted by the government of Malaysia. EMI, a wholly owned Delaware corporation, organized on June 20, 2002, seeks to acquire United States technology companies and to expand the Company's operations into the United States.

     At December 31, 2002, the Company had 15 employees, all of whom were employed by the Company's Malaysian subsidiaries. In an effort to reduce its operating costs, the Company has outsourced its labor intensive content production work to third parties. However, the Company plans to recruit additional employees in 2003. At present, EMI does not have any employees.

EyStar SmartHome Console
------------------------

     The multi-protocol EyStar SmartHome Console is a gateway device that bridges external data networks such as the Internet to internal home networks like Ethernet, telephone line, power line and the 802.11b wireless LAN, eliminating the need for any additional wiring in the home. The Console has the capacity to enable value-added services to be offered to subscribers. These services include home healthcare in conjunction with hospitals and health advisors; interconnection and control of appliances produced by different manufacturers; and security applications that allow subscribers to check on their homes remotely. This Console is designed to operate on both the narrow and broadband fixed line/wireless networks and can be linked to the SmileCAM, another product marketed by the Company.

     The Company has entered into various agreements to expand the marketing of the SmartHome Console or to provide enhanced features to purchasers of the console.

     The Company has entered into an agreement with PointRed Technologies Inc. ("PointRed") whereby the Company and PointRed agreed to reciprocal marketing of each other's products and services. The Company agreed to sell PointRed's products worldwide, excluding the United States. PointRed in return has agreed to market and sell the Company's EyStar SmartHome Consoles, value-added applications and services to its existing and future clients. The Company and PointRed have further agreed that PointRed will service and install the EyStar SmartHome Console in North and South America, while the Company will service PointRed's products in Malaysia.

     In addition, in January 2002, the Company signed a five-year Sales and Distribution Agreement with Cirronet Incorporated, to bundle Cirronet's wireless subscriber modem with the Company's EyStar SmartHome/Office Console for distribution worldwide. Under the terms of the agreement, the Company committed to purchase approximately $19 million of equipment over five years. The Company has continued to experience performance problems with the Cirronet equipment, however, and the Company has returned its initial purchase of non-conforming equipment. No further purchases are anticipated by the Company until the problems with equipment performance have been corrected to the Company's satisfaction.The Company actively markets the SmartHome Console in Malaysia through AEI. In addition to its agreement with PointRed Technologies covering North and South America, the Company is pursuing additional strategic partners to introduce the SmartHome Console in the United States through additional strategic partners or through direct marketing. The Company did not have any sales of the SmartHome Console in the United States during 2002.

Interactive Media Development
-----------------------------

     The Company is involved in the design, development and production of interactive multimedia content, websites, programs and applications, which include the following activities:

     -- Designing, producing, hosting and distribution of interactive multimedia content, websites, programs and applications.

     -- Developing and producing e-commerce programs and Internet-based security applications and solutions.

     -- Providing project consulting services on broadband communication and networking systems for property development projects.

Broadband Networks
------------------

     The Company, through its subsidiary PTSB, has been granted a license by the government of Malaysia to develop and operate a countrywide wireless broadband network, known as VISIONET, with the capacity to provide interactive voice, video and data services. The Company plans to utilize in the VISIONET network a combination of the Local Multipoint Distribution Service ("LMDS") and fixed wireless access technologies in the 24.0 - 29.0 GHz and 2.4 GHz frequency bands to provide a cost effective and fast deployment of VISIONET. LMDS is a point-to-multipoint broadband technology utilizing the super-high "millimeter" portion of the airwaves for integrated communications services. Due to the relatively large bandwidth of the LMDS signal, LMDS systems have the capacity to provide interactive voice, video and data services.

     The Company established its first VISIONET cell in December 2001. Feasibility studies that were conducted following the rollout of VISIONET indicated that it would be more profitable to deploy VISIONET as a backhaul service for other telecommunication and broadband service providers. A backhaul service provides network infrastructure to other service providers who provide the direct link or "last mile" service to consumers. The Company has therefore revised its strategy for the development and use of VISIONET to serve primarily as a backhaul network. Consistent with this strategy, the Company has entered into agreements to market the network.

     In connection with the build out of VISIONET and its portal, the Company has entered into a long-term strategic business relationship with Siemens Malaysia, under which Siemens is to provide preferred payment terms to the Company for equipment used in the build out of VISIONET and assist the Company in network design, build out services, maintenance and marketing. The Company committed to an initial purchase of hardware valued at $250,000 from Siemens for the limited commercial rollout of VISIONET, conditioned upon completion of a successful trial of the equipment by the Company. The Company returned the equipment to Siemens in 2002 after trial results showed that the equipment was not able to perform to the parameters set by the Company. As of December 31, 2002, Siemens has not proposed to the Company replacement equipment deemed suitable by the Company.

     In September 2001, the Company entered into a strategic collaboration with Aptilo Networks, Sweden, to deploy local mobile networks ("LMNs") in Malaysia and the Asian regional markets. The integration of LMNs with VISIONET will enable consumers to receive live video streams from their handheld devices and laptops, and to access the Internet and their corporate intranets at near T1 speeds remotely from public locations in the "travel ribbon" such as hotels, airports, restaurants, conference centers, shopping malls and coffeehouses. The first integrated VISIONET-LMN cell was deployed during the fourth quarter of 2001 to connect a number of access points to Bluetooth and wireless LAN 802.11b standard devices. The mobile network features Aptilo's latest billing solution that will enable the Company to offer value-added applications and services to users without the need for any prior registration as a subscriber. Any user can now pay for instant network access to surf the Internet or purchase value-added applications on the spot by using their credit card. This flexible method of payment from Aptilo will not only attract more users to VISIONET, but will also reduce the Company's capital expenditure and recurring monthly operating costs. The integrated network will enable the Company to expand its broadband network from fixed wireless into the mobile broadband market. The Company has committed to an initial purchase of software and hardware from Aptilo valued at $50,000.

     On December 30, 2002, the Company's subsidiary, AEI executed an Agreement with Telekom Sales and Services Sdn Bhd ("TM"), a subsidiary of Telekom Malaysia Berhad, to sell, distribute and promote broadband access over standard copper telephone lines using Digital Subscriber Line technology. The service, brand named TMnet Streamyx, was first launched in August 2002. TMnet Streamyx is a high speed access service providing "always-on" connection to the Internet. This service currently covers 100 urban locations in Malaysia. The agreement with TM is for an initial period of one year and maybe extended for a further period to be agreed by both parties. Under the terms of the agreement, AEI is required to achieve a minimum sales of $65,789 (RM250,000) for 2003. The agreement with TM complements the Company's Distribution Agreement with Anova to distribute Anova's DSL equipment, including modems and routers.

     In September 2002, the Company signed a Distribution Agreement with Anova Broadband ("Anova") to distribute Anova's Digital Subscriber Line ("DSL") equipment in Asia, Australia and New Zealand. Sale of the equipment shall commence after the Company has obtained equipment authorization certification from relevant regulatory authorities of the respective countries. The Company has yet to receive authorization certification for Anova's DSL equipment from the relevant regulatory authorities due to certain technical issues. Anova is working with the Company to resolve these technical issues. The Company may suspend the agreement with Anova in the event that Anova is not able to resolve these technical issues by the third quarter of 2003.

     At year-end 2002, VISIONET was rolled out as a backhaul network in the Klang Valley linking WiFi hotspots established by third parties to provide wireless Internet access services. The Company has initiated discussions with TM on using VISIONET to extend TMNet's Streamyx service coverage to locations currently not served by TM.

Security and Biometric Products
-------------------------------

     During 2002, the Company entered into agreements in which it obtained the rights to sell and service certain products that utilize broadband technologies in the areas of identification and security. In December 2002, the Company's subsidiary, AEI executed an Agreement with Sintec Corp, South Korea ("Sintec"), to sell, distribute and promote the SmileCAM remote video surveillance cameras in Malaysia, Thailand, Singapore, Vietnam and Brunei. The agreement is for an initial period of two years and will thereafter be automatically renewable for one-year terms on each anniversary. Under the terms of the agreement, Sintec will grant the Company exclusive distribution rights for its products in Malaysia if the Company purchases an agreed minimum value of products from Sintec during 2003 and 2004. SmileCAM cameras are used for Internet based security and entertainment applications and can be integrated with the EyStar SmartHome Console to provide a value-added security solution for corporate and residential users. SmileCAM cameras include features such as automatic motion detection and tracking, and sending live streaming video to an Internet browser. Combined with applications and solutions developed by the Company, the Company believes that the SmileCAM cameras offer to purchasers useful features such as the ability to record intrusion, owner notification by ordinary telephone, live video, remote security options and forwarding of images by use of the Internet.

     The sale of the cameras complemented by customized security applications commenced in the first quarter of 2003.

     In January 2003, the Company signed a Reseller Agreement with FaceKey Corporation ("FaceKey") to sell FaceKey's biometric-based products. The agreement is for an initial period of one year and will thereafter be automatically renewable for two-year terms on each anniversary. Under the terms of the agreement, FaceKey will grant the Company exclusive distribution rights for its products in Malaysia if the Company purchase an agreed minimum value of products from FaceKey during 2003. FaceKey develops products to control access, record time and attendance and restrict use of personal computers by using two biometric technologies, face recognition and fingerprint matching in a manner that will be highly competitive with magnetic cards, PIN numbers and passwords. The combination of both face and fingerprint recognition technologies is believed by the Company to be extremely reliable, providing a security level equivalent to a DNA test.

     The Company expects to commence generating revenue from FaceKey's products in the second quarter of 2003.

LICENSES/GOVERNMENT REGULATION

     The Company operates its wireless broadband network under a license the Company has obtained from the Government of Malaysia. The Company believes that it has the only such license granted by the Government of Malaysia, however, the Government may issue additional licenses to the Company's competitors.

     Although the Company is unaware of any reason why its license might be terminated or limited, the Government of Malaysia has the unilateral right to revoke the Company's license upon thirty days' notice. The license granted by the Government of Malaysia is material to the operations of the Company and any alteration, limitation or revocation of the license would have a material adverse effect on the Company.

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

     In September 2001, PTSB was awarded an Application Service Provider ("ASP") license by the CMC. The ASP license will complement PTSB's wireless broadband license. As an ASP, PTSB could offer enterprises access over the Internet to applications and related services that would otherwise have to be located in their computers.

COMPETITION

     The Company operates in a highly competitive marketplace, in which its competitors are longer established and financially sound. The markets for security products and applications and broadband network facility services are particularly competitive.

     The Company's broadband services encounter competition from domestic Internet Service Providers, often referred to as ISPs. Many of the competing ISPs have, or can be expected to have greater financial, marketing and other resources than the Company. In addition, in marketing or reselling broadbard services provided by third-parties, the Company competes with other similar providers.

     The devices developed and marketed by the Company that seek to utilize the capacity of broadband networks typically compete with similar well-known products. In addition, for security products and applications, the Company expects competition from companies that offer conventional security products and solutions like card access system.

     Although the Company remains optimistic that its products will find acceptance in a competitive marketplace, there can be no assurance that it will be able to compete successfully with such entities. To date, the Company has found a limited market for its products and there can be no assurance that sales will improve or will not weaken.

SIGNIFICANT RISK FACTORS

     The Company faces a significant number of risks and uncertainties associated with executing its business plan, only some of which the Company can currently anticipate.

     These risks and uncertainties may impair the Company's progress and profitability and must be given careful consideration.

     The risks described below are intended to highlight risks that are specific to the implementation of its business plan, but are not the only risks that the Company faces. They are not discussed in a particular order and no assumption should be made that the most significant or likely risks are discussed first. In addition, other risks and uncertainties, including those generally affecting the global economy, the political and economic climate in Malaysia and the rest of Asia, the United States, the relevant industries in which the Company operates, the public securities market, and risks that the Company currently believes are immaterial may ultimately impair its business and results of operations.

     These risks are discussed in more detail in Management's Discussion and Analysis, below.

SUMMARY OF SIGNIFICANT RISKS

     -- The Company expects to incur net losses in the near future and may experience difficulty meeting its needs for working capital, either from current operations or from new capital.

     -- The Company's ability to introduce its products to the anticipated markets is unproven.

     -- The market for the Company's broadband products and services, including the Eystar SmartHome Console, SmileCAM and FaceKey are unproven, and demand may be inadequate.

     -- The Company obtains supplies and services from competitors who may be unwilling to continue providing these services in the future.

     -- The Company is subject to license requirements and extensive government regulation that can be changed at any time.

     -- The Company is subject to particular risks due to its international operations.


ENVIRONMENTAL LAWS

     To date, the Company has not incurred any material costs for compliance with any prevailing environmental laws of Malaysia or the United States.


PATENTS AND TRADEMARKS

     The Company has no patent. The Company's subsidiary, PTSB, has registered the name "VISIONET" as its service tradename and trademark with the Malaysian Registry of Trade Marks and Patents. In June 2002, AEI registered the name "EyStar" as its service tradename and trademark with the Malaysian Registry of Trade Marks and Patents. No other intellectual property registration is pending.

ITEM 2. DESCRIPTION OF PROPERTIES.

     The Company's principal executive offices are located at Suite 11.02, Menara Merais, No. 1 Jalan 19/3, 46300 Petaling Jaya, Selangor, Malaysia. This office space is leased from an unaffiliated party. This lease expires in February 2004 and provides for a 1-year renewal option. The Company has also leased another office in Petaling Jaya for content production, engineering and warehouse space from an unaffiliated party. This lease will expire in August 2004.

     In June 2002, the Company entered into a lease agreement for office space at University Research Park, One Resource Square, 10925 David Taylor Drive, Suite 100, Charlotte, NC. This lease is for a period of one year commencing on June 1, 2002.

     In January 2003, the Company entered into a one year lease agreement for office space at Nine Main Street, Suite 1, Flemington, NJ. This lease will expire in January 2004 and provides for a 1-year renewal option.

     The Company believes that its existing and planned facilities are adequate for its current requirements and that suitable additional space will be available as needed to accommodate future expansion of its operations.

ITEM 3. LEGAL PROCEEDINGS.

     No legal proceedings of a material nature to which the Company is a party were pending during the fourth quarter of the fiscal year covered by this report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company did not submit any matter to a vote of the Company's security holders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's common stock trades in the Over-the-Counter ("OTC") market under the symbol "DBBD" and published quotations are available on the OTC Bulletin Board. Prior to June 6, 2002, the Company's common stock traded under the symbol "DBBN."

     The table below sets forth the range of high and low bid quotations of the Company's common stock as publicly reported by Marketguide during the Company's 2002 and 2001 fiscal years. The following bid price market quotations represent prices between dealers and do not include retail markup, markdown, or commissions; hence, they may not represent actual transactions.


Year 2002                  High            Low
                          ------          -----
First Quarter             $0.28           $0.07
Second Quarter            $0.18           $0.07
Third Quarter             $0.12           $0.02
Fourth Quarter            $0.08           $0.03


Year 2001                  High            Low
                          -----           -----
First Quarter             $0.25           $0.05
Second Quarter            $0.35           $0.04
Third Quarter             $0.32           $0.09
Fourth Quarter            $0.28           $0.06

     As of March 26, 2003, 97,900,899 shares of the Company's common stock were outstanding, 1,050,000 shares of the common stock were held in the treasury and the number of holders of record of the common stock at that date was approximately 66. However, the Company estimates that it has a significantly greater number of shareholders because a substantial number of the Company's shares are held in "street names" by the Company's market makers. On March 26, 2003, the closing trade price for the Company's common stock was $0.043 per share.

     Under the Company's Articles of Incorporation, holders of common stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. No dividends on the common stock were paid by the Company during the periods reported herein.

SALES OF UNREGISTERED SECURITIES

     There was no sale of unregistered security during the fourth quarter of 2002. All securities that have been issued or sold by the Company during the past three years but were not registered under the Securities Act of 1933, as amended, had been reported in the Company's previous Form 10-QSB.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERVIEW

     During 2002, the Company achieved substantial growth in its revenues, of $12,540,506 compared to $4,958,421 in 2001, and achieved positive annual earnings for the first time. These revenues were derived from the design, development and production of interactive multimedia websites and content and from provisioning of project consulting services.

     Net income for the year ended December 31, 2002 was $98,649, compared to a net loss of $79,105 for the year ended December 31, 2001. The Company's net income in 2002 included several non-recurring transactions including recognition of a deferred gain of $101,238, collection of $232,724 in related party receivables previously not recognized as revenue due to the uncertainty of collection, collection of $168,421 in non-related party accounts receivable previously deemed uncollectible, and extinguishment of $42,548 of accounts payable recognized as an extraordinary gain. The net loss in 2001 included reversal of previous year's provision for doubtful receivable of $455,012 and reversal of accrued legal fees of $150,000. Excluding these, the Company would have incurred net loss of $446,282 and $684,117, respectively, for 2002 and 2001. The loss per share of common stock, was less than $0.01 for each of the years ended December 31, 2002 and 2001.

     The independent auditors' report on the Company's consolidated financial statements as of December 31, 2002, and for each of the years in the two-year period ended December 31, 2002 includes a "going concern" paragraph that describes substantial doubt about the Company's ability to continue as a going concern. (See Note 1 to the consolidated Financial Statements).

     At year end 2002, the Company had total current assets of $1,815,062, furniture and equipment of $1,443,592 and net tangible assets of $2,025,441. The Company's shareholders' equity at year end 2002 was $2,496,591.

     In 2002, the Company's revenue was generated primarily from the following activities:

1. Designing, producing, hosting and distribution of interactive multimedia content, websites, programs and applications.
2. Developing and producing e-commerce programs and Internet-based security applications and solutions.
3. Providing project consulting services on broadband communications and networking systems for property development projects.

     The Company anticipates that these activities will continue to provide the principal sources of the Company's revenue in 2003. During the year revenue is also expected to be generated from application development, network operation, delivery of value-added applications and services; and sales of the EyStar SmartHome Console. The Company forecasts it will not receive revenue from the sale of biometric-based security products and solutions before the third quarter of 2003.

Significant Business Developments and Plan of Operation

     The Company anticipates that it will continue to provide its existing multimedia development, consulting and broadband services to customers during 2002, and to market the Eystar SmartHome Console. In addition, the Company plans to introduce and actively market a new line of security and biometric products capable of integration with the Eystar SmartHome Console and utilizing the Company's ability to provide applications support. These products are the SmileCAM and FaceKey devices. The Company believes that these devices, when linked with the broadband technology that the Company seeks to exploit, will provide customers with comprehensive security and identification systems for which it is believed there will be a significant market.

     The Company anticipates that it will continue to seek the rights to new products and services through contractual arrangements and potentially through the acquisition of other business entities that provide compatible products or services. The Company expects to continue to market its products and services through a sales force and through its Internet websites located at www.dbni.net and www.eystar.com. As described in more detail below, the Company anticipates that its primary markets will continue to be in Malaysia and other Asian countries. However, the Company continues to seek additional markets in North and South America and has entered into various strategic agreements to improve the acceptance of its products there.

     The Company has secured several new contracts to provide hardware, applications or consulting services. The Company believes that it will be able to begin performance of some of these contracts during 2003 and that it will recognize revenue from these activities in 2003. Due to uncertainties in scheduling, however, the Company cannot forecast the specific dates on which it will begin performance of these contracts. These contracts are described in more detail below.

     As a result of the Company's experience in rolling out the first VISIONET cell in December 2001, management has decided that it will be most advantageous to the Company to revise its strategy for exploiting its broadband license granted by the Government of Malaysia. The Company believes that the most effective use of the VISIONET infrastructure is as a point-to-point backhaul service provider to other broadband and telecommunications providers. This decision was based on feasibility studies that were conducted after the VISIONET cell was activated. During 2003, the Company intends to actively market VISIONET as a backhaul service provider, rather than as a telecommunications company that provides the "last mile" service. In particular, the Company has decided to use VISIONET as a backhaul link for local mobile networks that it plans to attempt to deploy in partnership with Aptilo Networks, Sweden. With this change in business strategy, VISIONET will no longer provide the last mile link between a cell based radio station and retail users. The Company will instead construct a wireless highway or backhaul linking the cell based radio stations established by existing telecommunication companies and ISPs. The Company expects to conclude contracts with a number of telcos and ISPs on the use of VISIONET as a backhaul link during 2003.

     In addition, the Company plans to continue its efforts to exploit the Application Service Provider (ASP) license granted to its subsidiary PTSB in September 2001, by the Malaysian Communications and Multimedia Commission. The ASP license will complement the wireless broadband license granted to the Company in June 1997. As an ASP, PTSB is permitted to offer enterprise access over the Internet to applications and related services that would otherwise have to be located in their computers. The Company anticipates that the ASP service may will become an attractive alternative to locally based applications both for small and medium enterprises with lower budgets for information technology, and also for larger companies as a form of outsourcing.

Significant Contracts

     For the year 2003, the Company hopes to generate additional revenue arising from the contracts described below. This description is intended to provide the reader with a description of the principal activities of the Company that are anticipated in 2003. Although the Company provides estimates of the time in which the contracts will be performed, revenues that may be generated and/or sales that are projected, there can be no assurance that the contracts will be performed as anticipated or that the revenues or sales projected will be realized by the Company. The contracts may be terminated, limited, breached or delayed, may be subject to force majeure clauses or the obligations to pay for services rendered or products received may not be fulfilled.

a) In August 2001, the Company was awarded a consulting contract, estimated to generate revenue of $2.85 million over a three year period, through August 2004, to carry out the planning, design, project execution (including contract and project management) of all broadband communications and networking systems/services for Pulau Indah-Marina Village, a water oriented luxury resort, residential, hotel and spa project. Up to December 31, 2002, the Company has generated $109,000 of revenue on this contract. The Company expects the contract period to be extended to August 2005 and to receive the balance of the $2.85 million contract sum through August 2005.

b) In December 2001, the Company entered into a marketing agreement with Worldlink Dotcom Sdn. Bhd. (Worldlink) to distribute its service gateway for home/office automation in Malaysia, Singapore and Australia. In 2002, Worldlink has been promoting the Company's service gateway to potential resellers and channel partners in the targeted markets. The Worldlink contract was projected by the Company to generate revenues of $4.0 million in 2003. Worldlink has, however, indicated that additional time is required to promote the Company's service gateway and secure orders from its resellers and channel partners and the revenue that will be realized during 2003 cannot be accurately forecast. The gateway bridges the Internet with internal home and office networks while facilitating the delivery of home and office applications including, but not limited to, security surveillance and video conferencing.

c) In January 2002, the Company appointed Mutual Base Equity Sdn. Bhd. (MBE) as one of its distributors in Malaysia and Singapore for sale of the EyStar SmartHome Console. Under the terms of the Distributor Agreement, MBE has been appointed for an initial duration of 3 years commencing January 4, 2002. For fiscal year 2002, MBE has been attempting to secure contracts for the supply of the EyStar SmartHome Console to property developers in Malaysia and Singapore. The sales target for MBE is $17.5 million over the remaining term of the agreement. There can be no assurance, however, that MBE will meet its sales target.

d) The Company will attempt to secure contracts from local mobile networks to be jointly deployed with Aptilo Networks in 2003.

e) In January 2002, the Company's subsidiary, PTSB, was awarded a contract to carry out the planning, design, and project execution of all broadband communications and networking systems/services for a commercial/housing project in Selangor, Malaysia. Under the contract, PTSB will receive a total contract sum of $550,000 over the next 36 months. The Company has generated $37,000 of revenue on this contract to date and expects to receive the balance of the contract sum through January 2005. The project, featuring 312 serviced apartments, 62 units of retail shops/offices and 120 units of housing for a government agency, is expected to be completed by December 2004. As a total solution provider, PTSB will also be responsible for the supply of its EyStar SmartHome Console as well as providing value-added broadband applications such as high speed Internet access, security surveillance, multimedia conferencing, home automation and video-on-demand.

f) In September 2002, the Company signed a Channel Partner Agreement with PointRed Technologies, Inc., a wireless broadband equipment manufacturer and distributor to distribute the EyStar SmartHome Console. Starting with its existing client base and expanding into new markets, PointRed will sell, install and service the EyStar SmartHome Console, and in doing so, may help to accelerate the distribution of the Console in North and South America.

g) In November 2002, the Company was contracted by MY Architect ("MYA"), a related party, to provide consulting services relating to home automation, home networking, energy cost saving, security surveillance and monitoring for MYA's current projects involving two major commercial and housing developments in Malaysia. The Company expects to receive $550,000 in consulting fees over the next 18 months beginning December 1, 2002. The Company has generated $19,737 of revenue on this contract to date and expects to receive the balance of the contract sums through November 2004. The Company also expects to secure additional contracts sometime in 2005, estimated at $4.0 million, from MYA's clients for the supply and installation of the EyStar SmartHome Console and its security system in the two commercial and housing developments.

Strategic Contractual Relationships

     In its efforts to exploit broadband technology, the Company seeks to enter strategic agreements, both formal and informal, with other providers of goods or services that are compatible with the Company's existing businesses. Such arrangements include license agreements, requirements contracts and service agreements. The Company may also seek to acquire business enterprises that offer goods and services that are of benefit to the Company and its shareholders.

     In December 2002, the Company's subsidiary, AEI executed an Agreement with Sintec Corp, South Korea ("Sintec"), to sell, distribute and promote their SmileCAM remote video surveillance cameras in Malaysia, Thailand, Singapore, Vietnam and Brunei. The agreement is for an initial period of two years and will thereafter be automatically renewable for one-year terms on each anniversary. Under the terms of the agreement, Sintec will grant the Company exclusive distribution rights for its products in Malaysia if the Company purchases an agreed minimum value of products from Sintec during 2003 and 2004. SmileCAM cameras are used for Internet based security and entertainment applications and can be integrated with the EyStar SmartHome Console to provide a value added security solution for corporate and residential users. SmileCAM cameras include features such as automatic motion detection and tracking, and sending live streaming video to an Internet browser. Combined with applications and solutions developed by the Company, the Company believes that SmileCAM cameras offer to purchasers useful features such as the ability to record intrusion, owner notification by ordinary telephone, live video, remote security options and forwarding of images by use of the Internet.

     In December 2002, the Company's subsidiary, AEI executed an Agreement with Telekom Sales and Services Sdn Bhd ("TM"), a subsidiary of Telekom Malaysia Berhad, to sell, distribute and promote broadband access over standard copper telephone lines using Digital Subscriber Line technology. The service, brand named TMnet Streamyx, was first launched in August 2002. TMnet Streamyx is a high speed access service providing "always-on" connection to the Internet. This service currently covers 100 urban locations in Malaysia. The agreement with TM is for an initial period of one year and maybe extended for a further period to be agreed by both parties. Under the terms of the agreement, AEI is required to achieve a minimum sales of $65,789 (RM250,000) for 2003. The agreement with TM complements the Company's Distribution Agreement with Anova to distribute Anova's DSL equipment, including modems and routers.

     In January 2003, the Company signed a Reseller Agreement with FaceKey Corporation ("FaceKey") to sell FaceKey's biometric-based products. The agreement is for an initial period of one year and will thereafter be automatically renewable for two-year terms on each anniversary. Under the terms of the agreement, FaceKey will grant the Company exclusive distribution rights for its products in Malaysia if the Company purchase an agreed minimum value of products from FaceKey during 2003. FaceKey develops products to control access, record time and attendance and restrict use of personal computers by using two biometric technologies, face recognition and fingerprint matching in a manner that will be highly competitive with magnetic cards, PIN numbers and passwords. The combination of both face and fingerprint recognition technologies is believed by the Company to be extremely reliable, providing a security level equivalent to a DNA test.

     Beginning in September 2001, the Company entered into a strategic collaboration with Aptilo Networks, Sweden, to deploy local mobile networks ("LMNs") in Malaysia and the Asian regional markets. The Company anticipates that the successful integration of LMNs with VISIONET will enable consumers to receive live video streams from their handheld devices and laptops, and to access the Internet and their corporate intranets at near T1 speeds remotely from public locations in the "travel ribbon" such as hotels, airports, restaurants, conference centers, shopping malls and coffeehouses. The first integrated VISIONET-LMN cell was deployed during the fourth quarter of 2001 to connect a number of access points to Bluetooth and wireless LAN 802.11b standard devices. This mobile network features Aptilo's latest billing solution that enables the Company to offer value-added applications and services to users without the need for any prior registration as a subscriber. Any user can now pay for instant network access to surf the Internet or purchase value-added applications on the spot by using their credit card. The Company is optimistic that this method of payment from Aptilo will attract more users to VISIONET and reduce capital expenditures and monthly operating costs. Furthermore, the integrated network provides the Company with the ability to expand its broadband network from fixed wireless into the mobile broadband market. The Company has committed to an initial purchase of software and hardware from Aptilo valued at $50,000. The Company believes that this strategic relationship with Aptilo may broaden VISIONET's user base and generate additional revenue beginning in the third quarter of 2003 that is expected to contribute positively to the Company's cash flow.

     In January 2002, the Company signed a Sales and Distribution Agreement with Cirronet Incorporated, to bundle Cirronet's wireless subscriber modem with the Company's EyStar SmartHome/Office Console for distribution worldwide. The agreement is for an initial period of 5 years and will thereafter be automatically renewable for one-year terms on each anniversary. Under the terms of the agreement, the Company has committed to purchase approximately $19 million of equipment over the next five years. These equipment purchases are subject to inspection and acceptance by the Company depending upon certain performance standards being satisfactorily met. As of March 31, 2002, the Company has received approximately $5,000 in equipment from Cirronet, but has experienced performance issues that have not been rectified. Concurrent with the Sales and Distribution Agreement, the Company has also entered into a 5-year Technical Support and Supply of Spares Agreement with Cirronet to insure uninterrupted supply of Cirronet's product.

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

     On September 27, 2002, the Company reached an agreement with the shareholders of Convergent Technologies, Inc. ("CTI"), a privately held company, to acquire a majority interest in CTI for approximately $5.0 million. CTI, a Delaware corporation, has investments in a private company providing an integrated virtual phone and unified communications service. This less expensive service provides subscribers with IP-based real-time, 2-way call and notification services combined with voice mail, e-mail and fax in a single message store. Subscribers will be assigned a personal number and can be connected to the integrated service through any Web-enabled device capable of handling voice and data communications. The acquisition is expected to be funded by a combination of cash and issuance of the Company's Preferred Stock. The acquisition, which is expected to close in the first half of 2003, is subject to completion of a due diligence, and execution of a definitive agreement.

     On September 30, 2002, the Company signed a Distribution Agreement with Anova Broadband ("Anova") to distribute Anova's Digital Subscriber Line ("DSL") equipment in Asia, Australia and New Zealand. Sale of the equipment shall commence after the Company has obtained equipment authorization certification from relevant regulatory authorities of the respective countries. The Company has yet to receive authorization certification for Anova's DSL equipment from the relevant regulatory authorities due to certain technical issues. Anova is working with the Company to resolve these technical issues. The Company may suspend the agreement with Anova in the event that Anova is not able to resolve these technical issues by the third quarter of 2003.

     In connection with the development of the Company's products and services, the Company has from time to time entered into various agreements to acquire or license new products, to improve the effectiveness of its existing products, to expand the scope of the goods and services that it offers. In some cases during 2002 the Company has experienced difficulties with such arrangements as a result of product performance or because such an agreement was determined to be inconsistent with the Company's present business plan, and as appropriate, the Company has decided not to pursue the arrangement further.

     In connection with the build out of VISIONET and its portal, the Company entered into a long-term strategic business relationship with Siemens Malaysia, under which the Company committed to purchase hardware under preferred terms and to receive certain design and maintenance services. The purchase was conditional upon completion of a successful trial of the equipment by the Company. The Company has not accepted the equipment supplied by Siemens, Malaysia as adequate to perform to the parameters set by the Company. As of December 31, 2002, Siemens has not proposed to the Company replacement equipment deemed suitable by the Company.

     The Company had also developed a business relationship with Computer Associates International, Inc. ("CA"), in July 2001, to exploit mobile eBusiness opportunities in Malaysia and the Asian regional markets, as part of which an affiliate was potentially to acquire a minority stake in PTSB. Following the Company's decision to change its business model, the Company and CA have ceased discussion on matters relating to the proposed acquisition.

     In July 2002, the Company's wholly owned subsidiary, EMI, signed a letter of intent to acquire E-Dreamz Inc. ("E-Dreamz") for $1.4 million in cash and stock, subject to completion and acceptance of customary due diligence, negotiation and execution of a definitive agreement. The Company and E-Dreamz determined not to proceed with the transaction.

     In conjunction with the marketing agreement between the Company and PointRed Technologies, PointRed also agreed to a purchase option, which allows the Company to acquire up to 25% of PointRed's equity at a price to be negotiated and subject to due diligence, the execution of a formal strategic partnership agreement and stock purchase agreement, and the approval of the Board of Directors of the respective companies. As of December 31, 2002, both parties agreed to terminate negotiations as an agreement could not be reached on a number of stock purchase issues.

CASH REQUIREMENTS AND RISK FACTORS

     The Company faces a significant number of risks and uncertainties associated with executing its business plan, only some of which the Company can currently anticipate. Chief among these risk factors are the needs of the Company for working capital and the likely need to raise additional funds to satisfy the Company's cash requirements during 2003.

     These risks and uncertainties, discussed in more detail below, may impair the Company's progress and profitability. The risks described below are intended to highlight risks that are specific to the implementation of its business plan, but are not the only risks that the Company faces. Additional risks and uncertainties, including those generally affecting the global economy, the political and economic climate in Malaysia and the rest of Asia, the industry in which the Company operates, the public securities market, and risks that the Company currently deems immaterial may ultimately impair its business and results of operations.

IF THE COMPANY'S LICENSE IS ALTERED OR REVOKED, THE COMPANY WOULD BE UNABLE TO IMPLEMENT ITS BUSINESS PLAN.

     The Company believes that the wireless broadband license the Company has obtained from the Government of Malaysia is material to the Company's business as a facilities-based and network service provider. Any material alteration or revocation of the license would have a material adverse effect on the Company and would prevent the Company from implementing its business plan. As described earlier, the Government of Malaysia has the unilateral right to revoke the Company's license upon thirty days' notice. In addition, while the Company currently believes that it has the only license granted by the Government of Malaysia, the Government may issue additional licenses to the Company's competitors, which could also have a material adverse effect on the Company.

THE COMPANY EXPECTS TO INCUR NET LOSSES IN THE NEAR FUTURE.

     The Company's consolidated financial statements for the year ended December 31, 2002, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the year ended December 31, 2002, the Company reported net income of $98,649 and has an accumulated deficit of $1,134,324. The net income of $98,649 included several non-recurring transactions including recognition of a deferred gain of $101,238, collection of $232,724 in related party receivables previously not recognized as revenue due to the uncertainty of collection, collection of $168,421 in non-related party accounts receivable previously deemed uncollectible, and extinguishment of $42,548 of accounts payable recognized as an extraordinary gain. Excluding these non-recurring transactions, the Company would have reported a $446,282 net loss for the year ended December 31, 2002. The Company suffered losses from operations of $92,585 in 2001, had negative cash flows from operating activities of $302,203 and $296,297 in 2002 and 2001, respectively. The Company may incur continued cash outflows, which may result in a working capital deficiency again next year. As a result, the Company may experience difficulty and uncertainty in meeting its liquidity needs during the next fiscal year.

     These factors raise doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

     The Company recorded operating losses and negative operating cash flows in each of the past three years. These losses and negative operating cash flows are attributable to the start-up costs and expenses incurred in connection with the commercial rollout of VISIONET. The Company's ability to stem its losses and achieve profitability is dependent on many factors, including:

     -- the Company's ability to execute its business plans over an extended period of time;
     --   the general state of the communications and security markets;
     --   competition in the Company's target markets; and
     --   the general state of the financial markets.

IF THE COMPANY IS UNABLE TO SUCCESSFULLY IMPLEMENT ITS BUSINESS PLAN, THE COMPANY'S FINANCIAL CONDITION WOULD BE IMPAIRED.

     If the Company is unable to successfully implement its business plan, the Company's financial condition and performance would be impaired. The Company's business plan and strategy include numerous elements that may be difficult or costly to execute, and the Company may not be successful in implementing these elements and can provide no assurance that it will do so. The Company seeks to exploit technology that often does not have well-established markets and in which there is great competition. Thus, even if the Company successfully implements its business plans, there may be insufficient demand for the Company's products and services, in which event the Company will not generate sufficient revenues to offset the Company's planned expenditures, thereby having an adverse effect on the Company's business operations and financial condition.

THE FAILURE OF THIRD PARTIES WITH WHOM THE COMPANY DOES BUSINESS TO MEET THE COMPANY'S REQUIREMENTS COULD ADVERSELY AFFECT THE COMPANY'S BUSINESS.

     The Company's business plan and operations rely on the Company's ability to obtain products and services provided by other third party providers. For example, the Company relies on a third party provider for Internet connection and international gateway and procures its products through agreements with other providers, a number of which are also actual or potential competitors. The agreements that the Company has entered into may not be exclusive and are generally terminable according to their terms. The third-party providers also may not be able to provide products or services in sufficient amounts or of the necessary quality to meet the needs of the Company. The failure of one or more of these companies to meet the Company's needs could adversely affect the Company's business and results of operations. Some of these companies may also be the Company's competitors and, accordingly, in the future, they may be unwilling to provide the Company with the products or services it requires. These companies may also decide to dedicate their resources and networks to other communications companies or to facilitate their own growth and, as a result, elect to scale back or terminate the services they provide to the Company. The failure of any of these third parties to perform could prevent or delay the implementation of the Company's business plan, limit the types of services the Company can provide to its customers and potential customers and adversely impact the Company's relationship with its customers. Any of these occurrences could have an adverse effect on the Company's business, results of operations and financial condition.

THE ABILITY TO RAISE CAPITAL IN THE FUTURE ON A TIMELY BASIS MAY ADVERSELY AFFECT OUR ABILITY TO FUND OUR OPERATIONS.

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

     The Malaysian communications industry (including spectrum allocation and usage) is highly regulated by the Malaysian government. Regulations that govern the Company's business in building a wireless network could change at any time, which could adversely affect the way the Company conducts its VISIONET business. The Company may incur substantial costs in complying with these regulations, and failure to comply with applicable rules and regulations could result in the Company having to pay penalties or its license being revoked by the government. Except for the deployment of VISIONET, this risk factor does not have a significant impact on the Company's other businesses.

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

THE MARKETS IN WHICH THE COMPANY OPERATES ARE VERY COMPETITIVE AND INCREASED COMPETITION COULD ADVERSELY AFFECT THE COMPANY.

     The markets for security products and applications and broadband network facility services are highly competitive. For broadband services, the Company expects to encounter competition from domestic Internet Service Providers, often referred to as ISPs. Many of the competing ISPs have, or can be expected to have greater financial, marketing and other resources than the Company. However, following the repositioning of VISIONET as a backhaul service network, this risk factor no longer has a material impact on the Company's future business and operation.

     For security products and applications, the Company expects competition from companies that offer conventional security products and solutions like card access system. No assurance can be given that we will be able to compete successfully with these entities.

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

     In September 2001, PTSB was awarded an Application Service Provider ("ASP") license by the CMC. The ASP license will complement PTSB's wireless broadband license. As an ASP, PTSB could offer enterprises access over the Internet to applications and related services that would otherwise have to be located in their computers.

RESULTS OF OPERATIONS

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes.

     The following table sets forth certain operating data for Digital Broadband Networks and subsidiaries for the periods as indicated below.

                                                    Year Ended December 31,
                                                  --------------------------
                                                      2002          2001
                                                  ------------  ------------

Revenues                                        $ 12,540,506    $  4,958,421
Gross profit                                         802,728         259,054
Sales and marketing                                   60,384         130,201
General and administrative                           720,882         221,438
Gain on disposal of assets - related parties         101,238               -
Extraordinary item                                    42,548               -
Net income (loss)                                     98,649        (79,105)

Year ended December 31, 2002 compared to year ended December 31, 2001

     Total revenue increased by $7,582,085, or 153%, to $12,540,506 for the year ended December 31, 2002, as compared to $4,958,421 for the year ended December 31, 2001. The increase in 2002 was mainly due to an increase in fees earned from the production of multimedia programs and revenue received for project consulting services. The increase in revenue from the production of multimedia programs was a result of increased sub-contract work from the clients of the Company's two major customers, Worldlink Dotcom and Mutual Base Equity. Revenue for project consulting services was generated from the three project consulting contracts that the company secured in 2001 and 2002. Also included in revenue for 2002 was collection of $232,724 in related party receivables previously not recognized as revenue due to the uncertainty of collection. In the year ended December 31, 2002, two customers, respectively, accounted 50% and 46% of total revenue. In the year ended December 31, 2001, $1,842,105 or 37% of the total revenue was received from two customers.

Gross Profit

     Gross profit increased to $802,728 for the year ended December 31, 2002, compared to $259,054 in the year ended December 31, 2001, an increase of $543,674 or 210%. The increase in gross profit was due to higher revenue in 2002, including $232,724 of related party revenue previously not recognized. As a result of higher revenue, cost of revenues increased by $7,038,411 or 150%, to $11,737,778 in 2002 from $4,699,367 in 2001. This increase was a result of the Company requiring additional external resources in order to fulfill the higher demand for the Company's services. The outsourcing of content production work enabled the Company to develop a team of contractors that will assist the Company in producing multimedia content and applications that are crucial to its future business operation.

Sales and marketing expenses

     Sales and marketing expenses decreased by $69,817 or 54%, to $60,384 for the year ended December 31, 2002 from $130,201 for the year ended December 31, 2001. The decrease was primarily due to lower marketing expenses incurred to promote the Company's business of developing and producing multimedia programs and provision of design and consulting services for interactive website development. Advertising and promotion costs, which were approximately $25,906 and $113,391 for the years ended December 31, 2002 and 2001, respectively, accounted for 43% and 87% of sales and marketing expenses in 2002 and 2001.

General and administrative expenses

     General and administrative expenses involving non-related parties increased by $499,444 or 492% to $600,882 for the year ended December 31, 2002, as compared to $101,438 for the year ended December 31, 2001. The increase was mainly attributable to higher utility, telecommunication and staff costs and higher compensation expenses in 2002. General and administrative expenses for the year ended December 31, 2002 were reduced by a reversal of $168,421 for prior year's allowance for doubtful receivables due to recovery of accounts receivable previously deemed uncollectible. For the year ended December 31, 2001, general and administrative expenses were reduced by reversal of $455,012 for prior year's allowance for doubtful receivables due to receipt of overdue receivables from customers and a reversal of $150,000 for prior year's accrued legal fees as a result of the creditor not pursuing its claim against the Company. Excluding the reversal of allowance for doubtful receivables and accrued legal expenses, general and administrative expenses would have been $769,303 and $706,450, respectively, for the years ended December 31, 2002 and 2001. For the year ended December 31, 2002, out of the total general and administrative expenses of $769,303, 33% was for depreciation of tangible assets and 16% was for employee payroll. Another 12% was for fees for professional and auditing services, 6% was for investor relation expenses and approximately 33% was for rent, utilities, general office supplies, communications and corporate insurance expenses. For the year ended December 31, 2001, out of total general and administration expenses of $706,450, nearly 35% was for depreciation of tangible assets. Another 4% was due to legal fees and 17% was for amortization of goodwill. Approximately 44% was for employees' payroll, rental, utilities, general office supplies, communications, corporate insurance and fees for professional and auditing services.

     General and administrative expenses for 2001 included amortization of goodwill. Beginning January 1, 2002, pursuant to SFAS No. 142, goodwill is no longer being amortized, but is subject to annual impairment tests in accordance with the standard. Through December 31, 2002, management performed the required impairment tests on goodwill. Management does not believe that any impairment has occurred as of December 31, 2002. Application of the non-amortization provisions of the standard resulted in reduction of amortization expense of approximately $118,000 for the year ended December 31, 2002.

     The Company also incurred management fees totaling $120,000 per year, for years ended December 31, 2002 and 2001, payable to a company in which Mr. Patrick Lim, the President and Chief Executive Officer of the Company, has a financial interest. The management fee was charged on the basis of time spent for the administration and management services provided to the Company.

Gain on disposal of assets - related parties

     For the year ended December 31, 2001, the Company recorded a deferred gain on disposal of assets of $101,238 related to amounts totaling $142,448 the Company received on its long-term receivable, related party. The receivable balance was $770,605 and the total deferred gain was $729,395 as of December 31, 2001. These amounts arose in the year ended December 31, 1998 when the Company sold assets used in the operations of a subsidiary to a related company. Due to the uncertainty of collection of the related receivable, a related gain on the sale of the assets was deferred and is to be recognized only after all costs have been recovered and to the extent the receivable is collected. During the year ended December 31, 2002, payments received by the Company exceeded all remaining costs. As a result the Company's long-term receivable, related party and deferred gain balances were reduced to $628,157 respectively, as of December 31, 2002.

Extraordinary item

     During 2002, the Company extinguished accounts payable (related to prior business operations) at less than recorded amounts resulting in an extraordinary gain of $42,548 pursuant to Accounting Principles Board Opinion No. 30. There were no income taxes applicable to this extraordinary item due to utilization of net operating losses carried forward.

Liquidity and Capital Resources

     As of December 31, 2002, the Company had cash of $10,077. Operations were primarily funded from internally generated funds and working capital advanced from time to time by the principal shareholder, director and officer of the Company. These advances bear no interest and have no fixed terms of repayment.

     As of December 31, 2002, the Company owed Mr. Lim, the Chief Executive Officer, President and a Director of the Company, $225,939 for short-term cash advances made to subsidiaries of the Company for working capital purposes from time to time. Additionally, at December 31, 2002, the amount owed to a company in which Mr. Lim has a financial interest amounted to $170,732. This amount was for short-term cash advances made to the Company and its subsidiaries for working capital purposes from time to time and for management fees. These amounts are unsecured, bear no interest and have no fixed terms of repayment.

     For the years ended December 31, 2002 and 2001, net cash used in operating activities was $302,203 and $296,297, respectively. Net cash used in operating activities consists of cost of revenues, sales and marketing expenses and general and administrative expenses. The primary reason for the difference between net income of $98,649 and net cash used in operations of $302,203 was the Company using available cash to pay down payables and accrued expenses, which decreased $432,412 during 2002.

     Cash used in investing activities of $19,622 in 2002 was attributable to the purchase of furniture and equipment. Cash used in investing activities of $43,245 in 2001 was mainly due to acquisition of equipment.

     Cash provided by financing activities of $331,500 in 2002 was primarily from the issuance of shares of common stock for $204,030, payment to reacquire shares of common stock for $100,000 and advances of 271,802 from an affiliated company in which the Company's principal shareholder, CEO and president has a financial interest.

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

-- Additional revenue provided by: (i) a consulting contract, which is estimated to generate approximately $250,000 of revenue in 2003, to carry out the planning, design, project execution (including contract and project management) of all broadband communications and networking systems/services for Pulau Indah-Marina Village, (ii) a contract, which is estimated to generate approximately $250,000 of revenue in 2003, to carry out the planning, design, project execution of all broadband communications and networking systems/services for a commercial/housing project in Selangor, Malaysia, (iii) a consulting contract entered into on November 5, 2002 with a related party, which is expected to generate approximately $300,000 of revenue in 2003, to provide consulting services relating to home automation, home networking, energy cost saving, security surveillance and monitoring for two major commercial and housing developments in Malaysia.

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

-- the distribution agreement with Mutual Base Equity Sdn. Bhd. for sale of the EyStar SmartHome Console in Malaysia, Singapore and Cambodia;

-- the Channel Partner Agreement with PointRed Technologies, Inc. to distribute the EyStar SmartHome Console;

-- the agreement with Sintec to sell, distribute and promote their remote video surveillance cameras;

-- the agreement with Telekom Sales and Services to sell, distribute and promote broadband access over standard copper telephone lines using Digital Subscriber Line technology in Malaysia; and

-- the reseller agreement with FaceKey Corporation to sell FaceKey's biometric-based security products.

     In addition to internally generated funds and financial support from a director and major shareholder, the Company seeks to raise additional funds from equity or debt financing for its future working capital requirements. As of December 31, 2002, the Company has furniture and equipment of approximately $1.4 million for the roll out of its portal, build-out of VISIONET and implementation of its business plan. As of January 1, 2002, the Company has committed to an initial purchase of hardware valued at $250,000 for the limited commercial rollout of VISIONET in 2002. The Company received these equipment in 2002 for trial but had subsequently returned these to the vendor as the equipment did not perform to the standard as specified by the Company. The Company estimates that it would require additional capital expenditures of up to $2.0 million to implement its business plan to become a total system solution provider involved in application development, network operation, delivery of value added applications and services; and sale of its EyStar SmartHome Console. The Company has also committed to an initial purchase of software and hardware valued at $50,000 in conjunction with its announced strategic collaboration with Aptilo Networks, Sweden. There is, however, no assurance that financing will be available or, if available, that it would be offered to the Company on acceptable terms. The Company will continuously evaluate its financing requirements and may decide to consider alternative modes of financing.

     In November 2001, the Company signed an agreement to purchase office space in Australia for $1.8 million Australian dollars (approximately $1,017,000 USD at December 31, 2002). The Company intends to lease the space for rental until it finalizes its plan to relocate its Asian headquarters to Australia. Pursuant to the terms of the agreement, the Company has paid a sum of $5,200 as deposit for the above property. The purchase is still pending as the property is subject to an existing lease. The Company has requested the seller to deliver vacant possession and negotiations are ongoing between the seller and the lessee for the existing lease agreement to be terminated.

     In January 2002, the Company signed an agreement to purchase approximately $19 million of equipment over the next five years. These equipment purchases are subject to inspection and acceptance by the Company depending upon certain performance standards being satisfactorily met. As of December 31, 2002, the Company has suspended the agreement until the vendor has rectified performance problems discovered by the Company during the trial of this equipment.

     On September 27, 2002, the Company announced that it has reached an agreement with the shareholders of Convergent Technologies, Inc. ("CTI"), a privately held company, to acquire a majority interest in CTI for approximately $5.0 million. The acquisition is expected to be funded by a combination of cash and issuance of the Company's Preferred Stock. The acquisition is subject to completion of a due diligence, execution of a definitive agreement and is expected to close in the first half of 2003.

     On December 4, 2002, the Company announced that its Board of Directors has approved a stock repurchase program for up to 10 million shares from its present public float of approximately 42.7 million shares which may be repurchased from time to time. The Company has until December 2003 to execute this stock repurchase program. Under the program, the Company can purchase shares of common stock through open market and/or privately negotiated transactions at prices deemed appropriate by management. The timing and amount of any repurchase transaction under this program will depend on market conditions and corporate and any regulatory consideration. As of December 31, 2002, the Company had not repurchased its shares under this program. From January 2003 to March 26, 2003, the Company has repurchased a total of 1,050,000 shares of its common stock, at an average price of $0.028, for a total cash consideration of $29,348. These shares were returned to treasury and are available for re-issuance at a future date.

     No dividends on the common stock were paid by the Company for the two years reported herein.

Critical Accounting Policies

Financial Reporting Release No. 60, which was released by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 2 to the Consolidated Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of the Company's Consolidated Financial Statements. The following is a brief discussion of the more significant accounting policies and methods used by the Company.

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

Stock-Based Compensation

Statement of Financial Accounting Standard ("SFAS") No. 123, Accounting for Stock Based Compensation, defines a fair-value-based method of accounting for stock-based employee compensation plans and transactions in which an entity issues its equity instruments to acquire goods or services from non-employees, and encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (APB No. 25), Accounting for Stock Issued to Employees, and related interpretations. Accordingly, employee compensation cost for stock options is measured as the excess, if any, of the estimated fair value of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

Impairment of Long-live Assets

The Company evaluates long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review of recoverability, we estimate future cash flows expected to result from the use of the asset and its eventual disposition. The estimates of future cash flows, based on reasonable and supportable assumptions and projections, require management's subjective judgments. The time periods for estimating future cash flows is often lengthy, which increases the sensitivity to assumptions made. Depending on the assumptions and estimates used, the estimated future cash flows projected in the evaluation of long-lived assets can vary within a wide range of outcomes. The Company considers the likelihood of possible outcomes in determining the best estimate of future cash flows.

Accounting for Goodwill

Since the adoption of SFAS 142 on January 1, 2002, the Company no longer amortizes goodwill but instead tests annually for impairment. SFAS 142 requires that goodwill be tested annually. If the carrying value of goodwill exceeds its fair value, an impairment loss must be recognized. A present value technique is often the best available technique with which to estimate the fair value of a group of assets. The use of a present value technique requires the use of estimates of future cash flows. These cash flow estimates incorporate assumptions that marketplace participants would use in their estimates of fair value as well as the Company's own assumptions. These cash flow estimates are based on reasonable and supportable assumptions and consider all available evidence. However, there is inherent uncertainty in estimates of future cash flow. As such, different assumptions were used in the Company's calculations and the likelihood of possible outcomes was considered.


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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The Directors and Executive Officers of the Company, and their respective ages and positions held in the Company, as of March 26, 2003 are as follows:-


  NAME                          AGE        POSITION HELD
  ------                       ----        -------------------

  Patrick Soon-Hock Lim         53         Chairman, Chief Executive Officer and
                                           Director

  Valerie Hoi-Fah Looi          44         Secretary and Director

  Wan Abdul Razak bin Muda      66         Director

  Mark Deschaine                39         Director

  Chee-Hong, Leong              37         Chief Financial Officer/Treasurer


______________

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

     MR. PATRICK SOON-HOCK LIM, 53, has served as the President, Chief Executive Officer and director of the Company, positions he has held since April 1999. In June 2002, Mr. Lim was appointed as Chairman, Chief Executive Officer and director of the Company. Mr. Lim has been the Managing Director at AEI since 1988 and has been involved in the multimedia industry for the past 12 years. Mr. Lim earned his Masters of Science from Reading University, United Kingdom in 1973.

     MR. WAN ABDUL RAZAK BIN MUDA, 66, has served as a director of the Company since April 1999. Mr. Muda previously served as Chairman of the Board of the Company from April 1999 to June 2002. In addition, Mr. Muda has been the Chairman of the Board of AEI and PTSB since February 1993. Since 1992, he has been the Chairman and Director of Tiong Nam Transport Holdings Bhd, a Malaysian public land cargo transportation and warehousing company. Prior to joining Tiong Nam Transport Holding Bhd, Mr. Muda had served in the Malaysian Police Force for 34 years. He joined the Malaysian Police Force as a police cadet after completing senior high school. As part of his training, he attended numerous courses conducted by the Royal Malaysian Police Training College and rose from the rank and file to his last position as the Chief Police Officer of the state of Terengganu, Malaysia.

     MS. VALERIE HOI-FAH LOOI, 44, has served as the Corporate Secretary and director of the Company since April 1999 and, in such position, she is responsible for corporate affairs and human resources of the Company. Ms. Looi has also served as the Senior Vice President, Corporate Affairs at AEI, a position she has held since joining AEI in 1990. She has over 10 years of experience in corporate affairs. Ms. Looi received her Diploma in Management from the Malaysian Institute of Management.

     MR. MARK DESCHAINE, 39, has served as the Company's independent director and Chairman of the Audit Committee since June 27, 2002. Mr. Deschaine is a principal member with Educational & Technological Consultants LLC, a Michigan company, specializing in learning, training, educational and technological issues. Mr. Deschaine holds teaching credentials, as well as two Masters Degrees, one from Oakland University and the other from Grand Valley State University in the area of education.

     MR. CHEE-HONG LEONG, 37, has served as the Chief Financial Officer and Treasurer of the Company since February 2000. He is a Fellow of Association of Chartered Certified Accountants, United Kingdom. Mr. Leong is responsible for the financial and administrative functions of the Company. Prior to joining AEI, Mr. Leong was the Assistant Accounts Manager at Industrial Concrete Products from April 1994 to December 1999. Mr. Leong earned his Bachelor of Arts in Accounting at Ulster University in Northern Ireland in 1989 and qualified as a Chartered Certified Accountant with the Association of Chartered Certified Accountants, UK in 1994.

     Except for 25,000 shares of the Company's restricted common stock granted to Mr. Deschaine on June 26, 2002, as compensation for serving on the Company's Board of Directors, the Company does not pay fees to members of the board of directors and presently has no plans to pay directors' fees. Presently, Mr. Muda and Mr. Deschaine are the only Outside Directors of the Company.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934.

     Section 16(a) of the Securities Exchange Act of 1934, as amended, (the "34 Act"), requires the Company's officers and directors and persons who own beneficially more than ten percent of the Company's Common Stock to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Based solely on a review of copies of the Section 16(a) reports furnished to the Company and written representations by certain reporting persons, the Company believes that all of the Company's officers and directors, and all persons owning more than ten percent of the Company's Common Stock have filed the subject reports, if required, on a timely basis during and with respect to the fiscal year ended December 31, 2002.

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

     In December 2000, the Company granted stock options to directors and officers of the Company. Mr. Lim, the current Chairman and Chief Executive Officer, was granted an option for 500,000 common shares at $0.085 exercisable until December 5, 2005. Mr. Muda, a Director, was granted an option for 100,000 common shares at $0.085 exercisable until December 5, 2005. Miss Looi, the current Secretary and Director, was granted an option for 120,000 common shares at $0.085 exercisable until December 5, 2005. Mr. Leong, the current Chief Financial Officer and Treasurer, was granted an option for 78,000 common shares at $0.085 exercisable until December 5, 2005. The closing price of the common stock on December 6, 2000 was $0.075. Mr. Lim, Mr. Muda and Ms. Looi exercised their options on March 12, 2002 to purchase a total of 720,000 shares of restricted common stock at $0.085 per share for total cash consideration of $61,200. Mr. Leong partly exercised his options on March 30, 2002 to purchase 45,000 shares of restricted common stock at $0.085 per share for a cash consideration of $3,825.

     On June 26, 2002, the Company granted 25,000 shares of restricted common stock to Mr. Deschaine as compensation for serving on the Company's Board of Directors.

     The Company has no other retirement, pension, profit sharing, stock option, insurance or other similar programs. There were no long-term compensation plans, awards, options or any other compensation offered by the Company.

                           SUMMARY COMPENSATION TABLE

NAME AND PRINCIPAL POSITION                          YEAR          ANNUAL
---------------------------                                     COMPENSATION
                                                              --------------
                                                              SALARY    BONUS
                                                              ------    -----
Patrick Soon-Hock Lim                                2002       -         -
President, Chief Executive                           2001       -         -
Officer and Director                                 2000       -         -

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following sets forth the number of shares of the Company's common stock beneficially owned by (i) each person who, as of March 26, 2003, was known by the Company to own beneficially more than five percent (5%) of its common stock;
(ii) each of the Directors and Executive Officers of the Company and (iii) the Directors and Executive Officers of the Company as a group. As of March 26, 2003, there were 97,900,899 common shares issued and outstanding.


NAME AND ADDRESS                  NUMBER OF SHARES OF             PERCENT OF
OF BENEFICIAL OWNER(1)            BENEFICIAL OWNER (2)               CLASS
--------------------------------------------------------------------------------

Patrick Soon-Hock Lim                 50,995,000 (3)                 52.09

Valerie Hoi-Fah Looi                   4,820,000                      4.92

Mark Deschaine       (5)               1,004,500                      1.03

Wan Abdul Razak bin Muda                 400,000 (4)                    *

Chee-Hong Leong                           45,000                        *

                                     -----------                  -------
All Officers and Directors as
a Group (5 persons)                   57,264,500                    58.04
                                     ===========                  =======

*    Less than 1%.

(1) Except for Mark Deschaine, the address for each beneficial owner is c/o Digital Broadband Networks, Inc., Suite 11.02, Menara Merais, No. 1 Jalan 19/3, 46300 Petaling Jaya, Selangor, Malaysia.

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

(5)  The address for Mark Deschaine is PO Box 72 Frankenmuth, MI 48734.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During the year ended December 31, 2002, the Company had related transactions with the following parties:

LSH ASSET HOLDINGS SDN BHD ("LSH"):

LSH is a company wholly-owned by the Company's Chief Executive Officer and his wife. During each of the years ended December 31, 2002 and 2001, LSH billed the Company $120,000 for management fees. LSH also made short term advances to the Company from time to time for working capital purposes. These advances totaled $180,695 and $55,505 in 2002 and 2001, respectively. During the year ended December 31, 2002, the Company's management directed other related parties and a customer to pay a total of $402,632 to LSH in lieu of actual cash payment of receivables. As of December 31, 2002, the amount due to LSH was $170,732. This amount is unsecured, bears no interest, has no fixed terms of repayment, and is recorded in the financial statements as "Amount due to an affiliated company".

VISIONEWS ASIA SDN BHD ("VASB"):

The Company's Chief Executive Officer is a director of VASB and owns a 40% equity interest in VASB. A director of PTSB is also a director of VASB and owns a 20% equity interest in VASB. During the year ended December 31, 2002, the Company recognized revenue from VASB of $7,895, which related to revenue previously deferred in 1999. In lieu of actual cash payment, the Company's management directed VASB to pay $7,895 to LSH. The net effect to the Company was that revenue was recognized and recorded payables were reduced by equal amounts. As of December 31, 2002, $73,665 of receivables from 1999 was not recognized as revenue due to the uncertainty of collection. The terms of repayment for the amount due from VASB is similar to terms accorded to the Company's other existing customers.

SYNERVEST SDN BHD ("SSB"):

A director of PTSB is a director of SSB and holds a 60% equity interest in SSB. During the year ended December 31, 2002, the Company recognized revenue from SSB of $92,105, which related to revenue previously deferred in 1999. In lieu of actual cash payment, the Company's management directed SSB to pay $92,105 to LSH. The net effect to the Company was that revenue was recognized and recorded payables were reduced by equal amounts.

As of December 31, 2002, long-term receivables, related parties, consisted of an overdue amount of $628,157 from SSB. This amount primarily arose in the year ended December 31, 1998, when the Company sold to SSB assets used in the operations of a subsidiary. These assets, comprising analog video hardware and peripherals and a patent for image display, were sold to SSB for a total sum of $1,661,175. Due to the uncertainty of collection of the related receivable, the gain has been deferred and will be recognized only after all costs have been recovered. The Company received $142,448 and $18,869 of the outstanding receivable during the years ended December 31, 2002 and 2001, respectively. During the year ended December 31, 2002, payments received by the Company exceeded all remaining costs, resulting in a $101,238 realization of gain on sale of assets, related party. The deferred gain included in the balance sheet has been reduced accordingly. The deferred gain on sale of assets totaled $628,157 at December 31, 2002, and will be recognized as a gain as payments on the long-term receivable balance are received. During 2002, in lieu of actual cash payment of a portion of the receivable due, the Company's management directed SSB to pay $101,487 to LSH. The net effect to the Company was that recorded receivables and payables were reduced equally.

KHIDMAT MAKMUR SDN BHD ("KMSB"):

A director of PTSB is a director of KMSB and holds a 30% equity interest in KMSB. During the year ended December 31, 2002, the Company recognized revenue from KMSB of $114,592 which relates to revenue previously deferred in 1999. In lieu of actual cash payment, the Company's management directed KMSB to pay $14,592 to LSH. The net effect to the Company was that revenue was recognized and recorded payables were reduced by equal amounts. As of December 31, 2002, $40,790 of receivables from 1999 was not recognized as revenue due to the uncertainty of collection. The terms of repayment for the amount due from KMSB are similar to terms accorded to the Company's other existing customers.

MY ARCHITECT ("MYA") AND MY DRAUGHTING SERVICES ("MDS"):

A director of PTSB is a principal partner of MYA and MDS. During the year ended December 31, 2002, the Company received fees of $19,737 from a consulting contract that it entered into with MDA on November 5, 2002. During the year ended December 31, 2002, the Company also recognized revenue from MYA and MDS of $7,895 and $10,237, respectively, which related to revenue previously deferred in 1999. In lieu of actual cash payment, the Company's management directed MYA and MDS to pay $7,895 and $10,237, respectively, to LSH. The net effect to the Company was that revenue was recognized and recorded payables were reduced by equal amounts. As of December 31, 2002, $131,579 and $94,210 of 1999 receivables from MYA and MDS, respectively, were not recognized as revenue due to the uncertainty of collection. The terms of repayment for the amount due from MYA and MDS are similar to terms accorded to the Company's other existing customers.

CHIEF EXECUTIVE OFFICER:

As of December 31, 2002, the Company owed the Chief Executive Officer of the Company $225,939 for short-term cash advances made to the Company for working capital purpose from time to time. The amount owing to the Chief Executive Officer is unsecured, bears no interest, has no fixed terms of repayment and is recorded in the financial statements as "Amount due to a director".

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

3.5 Articles of Amendment to change name from Kalan Gold Corporation to Digital Broadband Networks, Inc. (Incorporated by reference to Exhibit
         3.5 to the Company's Form 10-KSB filed with the SEC on March 28, 2002.)

3.6 Amended and Restated Certificate of Incorporation of Digital Broadband Networks, Inc.

3.7 State of Delaware Certificate of Merger of Foreign Corporation into a Domestic Corporation

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

21.1     List of Subsidiaries

99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.3 Letter from Arthur Andersen & Co. dated April 14, 2000 (Incorporated by reference to Exhibit 10.1 to the Company's Form 10-KSB filed with the SEC on April 14, 2000).

(b)  Reports on Form 8-K.

         The Company filed a Current Report on Form 8-K for an event specified in Item 5 of such report on December 27, 2002.


ITEM 14. CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the Company's management concluded its evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. As of the Evaluation Date, the Company's Executive Chairman and Chief Executive Officer and its Chief Financial Officer concluded that the Company maintains disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in the Company's reports under the Securities Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its President and Chief Executive Officer and its Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          Digital Broadband Networks, Inc.

Dated: March 28, 2003     By: /s/ Patrick Soon-Hock Lim
                               --------------------------------------
                                Patrick Soon-Hock Lim
                                Executive Chairman and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


           SIGNATURE                     TITLE                          DATE
           ---------                     -----                          ----

/s/ Patrick Soon-Hock Lim       Chairman, Chief Executive         March 28, 2003
-----------------------------   Officer and Director
Patrick Soon-Hock Lim           (Principal Executive Officer)


/s/ Chee-Hong Leong             Chief Financial Officer           March 28, 2003
-----------------------------   (Financial Officer and
Chee Hong Leong                 Principal Accounting Officer)


/s/ Valerie Hoi-Fah Looi        Secretary and Director            March 28, 2003
-----------------------------
Valerie Hoi-Fah Looi

/s/ Wan Abdul Razak bin Muda    Director                          March 28, 2003
-----------------------------
Wan Abdul Razak bin Muda

/s/ Mark Deschaine              Director                          March 28, 2003
-----------------------------
Mark Deschaine

CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Patrick Soon-Hock Lim, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Digital Broadband Networks, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report; and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of that date;

     5. The registrant's other certifying officers and I have disclosed to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:  March 28, 2003

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


I, Chee Hong Leong, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Digital Broadband Networks, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report; and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of that date;

     5. The registrant's other certifying officers and I have disclosed to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:  March 28, 2003

                                                      /s/  Chee Hong Leong
                                                      -----------------------
                                                      Chee Hong Leong
                                                      Chief Financial Officer

               DIGITAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES
                     YEARS ENDED DECEMBER 31, 2002 AND 2001
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Independent auditors' report                                     F1
Consolidated financial statements:
         Balance sheet                                           F2
         Statements of operations                                F3
         Statements of changes in shareholders'
           equity and comprehensive loss                         F4
         Statements of cash flows                                F5
         Notes to consolidated financial statements              F6-F21

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

Board of Directors
Digital Broadband Networks, Inc.

We have audited the accompanying consolidated balance sheet of Digital Broadband Networks, Inc. and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, changes in shareholders' equity and comprehensive loss and cash flows for each of the years in the two-year period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Digital Broadband Networks, Inc. and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, for the year ended December 31, 2002, the Company reported net income of $98,649, which included several non-recurring transactions including recognition of a deferred gain of $101,238, collection of $232,724 in related party receivables previously not recognized as revenue due to the uncertainty of collection, collection of $168,421 in non-related party accounts receivable previously deemed uncollectible, and extinguishment of $42,548 of accounts payable recognized as an extraordinary gain. Excluding these non-recurring transactions, the Company would have reported a $446,282 net loss for the year ended December 31, 2002. The Company suffered a loss from operations of $92,585 in 2001, had negative cash flows from operating activities of $302,203 and $296,297 in 2002 and 2001, respectively, and has an accumulated deficit of $1,134,328 at December 31, 2002. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


HORWATH GELFOND HOCHSTADT PANGBURN, P.C.

Denver, Colorado
March 27, 2003

                DIGITAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2002

                                ASSETS
Current assets:

     Cash                                                                         $             10,077
     Accounts receivable, less allowance for doubtful
       accounts of $156,000 (Notes 3, 4 and 9)                                               1,775,263
     Prepaid expenses                                                                           28,474
     Inventories                                                                                 1,248
                                                                                  --------------------
              Total current assets                                                           1,815,062
Furniture and equipment, net (Notes 5 and 6)                                                 1,443,592
Goodwill, net (Note 2)                                                                         471,150
Long-term receivables, related parties (Note 3)                                                628,157
                                                                                  --------------------
                                                                                  $          4,357,961
                                                                                  ====================

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

     Current portion of capital lease obligations (Note 6)                        $             54,236
     Accounts payable (Note 10)                                                                387,086
     Accrued expenses                                                                          125,292
     Amount due to an affiliated company (Note 3)                                              170,732
     Amount due to a director (Note 3)                                                         225,939
                                                                                  --------------------
              Total current liabilities                                                        963,285
                                                                                  --------------------
     Capital lease obligations, net of current portion (Note 6)                                 90,474
     Deferred gain (Note 3)                                                                    628,157
                                                                                  --------------------
              Total liabilities                                                              1,681,916
                                                                                  --------------------
Minority interest                                                                              179,454
                                                                                  --------------------
Commitments and contingencies (Notes 1, 11, 12 and 13)

Shareholders' equity (Notes 7 and 11):
     Preferred stock, $0.10 par value; 1,000,000 shares authorized;
       no shares issued and outstanding
     Common stock, $.00001 par value; 100,000,000 shares authorized;
       98,950,899 shares issued and outstanding                                                    989
     Additional paid-in capital                                                              3,564,241
     Options (Note 7)                                                                           17,620
     Deferred compensation cost (Note 7)                                                       (8,500)
     Accumulated deficit                                                                   (1,134,328)
     Accumulated other comprehensive income                                                     56,569
                                                                                  --------------------
              Total shareholders' equity                                                     2,496,591
                                                                                  --------------------
                                                                                  $          4,357,961
                                                                                  ====================

                 See notes to consolidated financial statements

                DIGITAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                                           2002                     2001
                                                                          ------                   -------
Revenues:
     Related parties (Note 3)                                       $       252,461          $           --
     Others                                                              12,288,045               4,958,421
                                                                    ----------------         ---------------
                                                                         12,540,506               4,958,421
Cost of revenues                                                         11,737,778               4,699,367
                                                                    ----------------         ---------------
Gross profit                                                                802,728                 259,054
                                                                    ----------------         ---------------
Operating expenses:
     Sales and marketing                                                     60,384                 130,201
     General and administrative:
       Related parties (Note 3)                                             120,000                 120,000
       Others (Notes 2 and 4)                                               600,882                 101,438
                                                                    ----------------         ---------------
Total operating expenses                                                    781,266                 351,639
                                                                    ----------------         ---------------
Income (loss) from operations                                                21,462                 (92,585)
                                                                    ----------------         ---------------
Other income (expense):
     Interest expense                                                       (15,618)                (19,143)
     Gain on disposal of assets:
       Related parties (Note 3)                                             101,238                      --
       Others                                                                    --                     526
     Other income                                                               155                     182
                                                                    ----------------         ---------------
                                                                             85,775                 (18,435)
                                                                    ----------------         ---------------
Income (loss) before minority interest and extraordinary item               107,237                (111,020)

Minority interest                                                           (51,136)                 31,915
                                                                    ----------------         ---------------
Income (loss) before extraordinary item                                      56,101                 (79,105)

Extraordinary item (Note 10)                                                 42,548                      --
                                                                    ----------------         ---------------
Net income (loss)                                                   $        98,649          $      (79,105)
                                                                    ================         ===============
Basic and diluted income (loss) per common share:

     Income (loss) before extraordinary item                        $             *          $            *
                                                                    ================         ===============
     Extraordinary item                                             $             *          $            *
                                                                    ================         ===============
     Net income (loss)                                              $             *          $            *
                                                                    ================         ===============
     Basic and diluted weighted average shares outstanding                98,385,183              97,513,944
                                                                    ================         ===============

* Less than $0.01 per share


                 See notes to consolidated financial statements

                DIGITAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                             AND COMPREHENSIVE LOSS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001


                                      Common stock
                                    -----------------
                                                                                                      Accumulated
                                                     Additional                 Deferred                 other
                                                Par    paid-in               compensation Accumulated comprehensive
                                      Shares   value   capital      Options      cost       deficit      income      Total
                                    ---------  ------ ---------    -------    ----------  -----------  ----------   ------

Balances,
 January 1, 2001                    97,290,999  $973  $3,412,415  $    --     $     --    $(1,153,872) $56,639    $2,316,155

Issuance of
 common shares                         462,500     4      45,308       --           --             --       --        45,312

Issuance of
 stock options to
 a consultant                               --    --          --   20,125      (20,125)            --       --            --

Amortization of
 deferred compensation
 for the year ended
 December 31, 2001                          --    --          --       --        4,563             --       --         4,563

Comprehensive loss:

 Net loss for
  the year ended
  December 31, 2001                         --    --          --       --           --        (79,105)      --       (79,105)

 Foreign currency
  translation
  adjustment                                --    --          --       --           --             --      (70)          (70)

 Comprehensive loss                                                                                                  (79,175)
                                   ----------- -----  ----------  -------     --------    -----------  -------    ----------
Balances,
 December 31, 2001                  97,753,499  $977  $3,457,723  $20,125     $(15,562)   $(1,232,977) $56,569    $2,286,855

Issuance of
 common shares                       1,197,400    12     106,518       --           --             --       --       106,530

Issuance of
 stock options to
 consultants                                --    --          --   17,620      (17,620)            --       --            --

Cancellation of
 stock options issued
 to a consultant                            --    --          --  (20,125)      10,729             --       --        (9,396)

Amortization of
 deferred compensation
 for the year ended
 December 31, 2002                          --    --          --       --       13,953             --       --        13,953

Comprehensive loss:

 Net income for
  the year ended
  December 31, 2002                         --    --          --       --           --         98,649       --        98,649

 Comprehensive loss                                                                                                   98,649
                                   ----------- -----  ----------  -------     --------    -----------  -------    ----------

Balances,
 December 31, 2002                  98,950,899  $989  $3,564,241  $17,620     $ (8,500)   $(1,134,328) $56,569    $2,496,591
                                   =========== =====  ==========  =======     ========    ===========  =======    ==========


                                        See notes to consolidated financial statements

                                      F-4

                DIGITAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001


                                                                                   2002                     2001
                                                                                 --------                 --------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                                     $         98,649       $         (79,105)
     Adjustments to reconcile net income (loss) to net cash used in operating activities:

     Extraordinary item (Note 10)                                                   (42,548)                     --
     Minority interest                                                               51,136                 (31,915)
     Depreciation and amortization                                                  254,151                 366,211
     Deferred compensation amortization                                              13,953                   4,563
     Other compensation expenses (Note 7)                                             2,500                      --
     Compensation expenses reversed for canceled options                             (9,396)                     --
     Reserve for bad debts                                                         (168,423)               (455,012)
     Gain on disposal of assets                                                    (101,238)                   (526)
     Changes in operating assets and liabilities:
       Decrease (increase) in receivables                                            14,551                (525,067)
       Decrease (increase) in prepaid expenses                                       16,874                 (15,023)
       Increase in inventories                                                           --                  (1,248)
      (Decrease) increase in payables and accrued expenses                         (432,412)                440,825
                                                                           ----------------       ------------------
            Net cash used in operating activities                                  (302,203)               (296,297)
                                                                           ----------------       ------------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from sale of furniture and equipment                                       --                     526
     Purchase of furniture and equipment                                            (19,622)                (57,192)
     Proceeds from disposal of investment in subsidiaries                                --                  13,421
                                                                           ----------------       ------------------
            Net cash used in investing activities                                   (19,622)                (43,245)
                                                                           ----------------       ------------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of shares of common stock                               204,030                  45,312
     Payment for reacquisition of shares of common stock                           (100,000)                     --
     Net proceeds from affiliated company                                           271,802                 155,633
     Net (payments to) proceeds from a director                                     (29,410)                134,928
     Payment of obligation under capital leases                                     (14,922)                     --
                                                                           ----------------       ------------------
            Net cash provided by financing activities                               331,500                 335,873
                                                                           ----------------       ------------------

Net increase (decrease) in cash                                                       9,675                  (3,669)
Cash, beginning of year                                                                 402                   4,071
                                                                           ----------------       ------------------
Cash, end of year                                                                    10,077                     402
                                                                           ================       ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for interest during the period                              $         19,267       $              22
                                                                           ================       ==================

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

Payments on accounts receivable made directly by customers to an
     affiliated company for amounts the Company owed it. (Notes 3 and 4)   $        402,632       $              --
                                                                           ================       ==================


                 See notes to consolidated financial statements

               DIGITAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001


NOTE 1: ORGANIZATION, BASIS OF PRESENTATION, GOING CONCERN AND MANGEMENT'S
PLANS:

ORGANIZATION AND BASIS OF PRESENTATION:

Digital Broadband Networks, Inc. and subsidiaries (the "Company") provides network facilities and services for synchronous wireless broadband applications that include distance learning, live news coverage, remote video surveillance, emergency field services (including tele-medicine) and on site progress monitoring. The Company's revenues for 2002 and 2001 were primarily derived from the design, development and production of interactive multimedia websites and content.

The Company, formerly known as Kalan Gold Corporation, changed its name to Digital Broadband Networks, Inc., after its shareholders approved the change of name in a Special Shareholders Meeting on August 17, 2001.

On April 2, 2002, the Company formed Digital Broadband Networks, Inc., a wholly-owned Delaware corporation ("DBNI Delaware"). At a Special Meeting of the Company's shareholders held on June 5, 2002, the shareholders adopted and approved the Merger Agreement between the Company and DBNI Delaware that resulted in the Company changing its state of incorporation from Colorado to Delaware. On June 20, 2002, the Company formed EyStar Media Inc., a wholly-owned Delaware corporation.

The accompanying consolidated financial statements include the accounts of Digital Broadband Networks, Inc. and its wholly-owned subsidiaries: EyStar Media Inc. ("EMI"), a Delaware corporation, and Animated Electronic Industries Sdn. Bhd. ("AEI"), a Malaysian corporation, as well as AEI's 86% owned Malaysian subsidiary, Perwimas Telecommunications Sdn Bhd ("PTSB").

GOING CONCERN AND MANAGEMENT'S PLANS:

The Company's consolidated financial statements for the year ended December
31, 2002 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the year ended December 31, 2002, the Company reported net income of $98,649, which included several non-recurring transactions including recognition of a deferred gain of $101,238 (note 3), collection of $232,724 in related party receivables previously not recognized as revenue due to the uncertainty of collection (note 3), collection of $168,421 in non-related party accounts receivable previously deemed uncollectible (note 4), and extinguishment of accounts payable recognized as an extraordinary gain (note
10). Excluding these non-recurring transactions, the Company would have reported a $446,282 net loss for the year ended December 31, 2002. The Company suffered a loss from operations of $92,585 in 2001, had negative cash flows from operating activities of $302,199 and $296,297 in 2002 and 2001, respectively, and has an accumulated deficit of $1,134,328. The Company may incur continued cash outflows, which may result in a working capital deficiency again next year. As a result, the Company may experience difficulty and uncertainty in meeting its liquidity needs during the next fiscal year.

These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company is a total system solution provider involved in application development, network operation, delivery of value-added applications and services, and sales of its EyStar SmartHome Console. The multi protocol EyStar SmartHome Console bridges external data networks such as the Internet to internal home networks like Ethernet, telephone lines, power lines and the 802.11b wireless LAN eliminating the need for any additional wiring in the home. The Console will enable more value-added services to be offered to subscribers. These services include home healthcare in conjunction with hospitals and health advisors; interconnection and control of appliances produced by different manufacturers; and security applications that allow subscribers to check on their homes remotely. This Console is designed to operate on both the narrow and broadband fixed line/wireless networks. The Company is also a facilities-based and network service provider of wireless broadband applications and services in Malaysia.

               DIGITAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

NOTE 1: ORGANIZATION, BASIS OF PRESENTATION, GOING CONCERN AND MANAGEMENT'S PLANS (CONTINUED):

GOING CONCERN AND MANAGEMENT'S PLANS (CONTINUED):

In 2002, the Company's revenue was primarily generated from the following activities:

1. Designing, producing, hosting and distributing interactive multimedia content, websites, programs and applications.
2. Developing and producing e-commerce programs and Internet-based security applications and solutions.
3. Providing project consulting services on broadband communication and networking systems for property development projects.

The Company is also licensed to deploy a wireless broadband network, "VISIONET", in Malaysia. In November 2000, PTSB entered into a strategic alliance with a Malaysian Internet service provider. In September 2001, PTSB was awarded an Application Service Provider (ASP) license by the Malaysian Communications and Multimedia Commission. Management believes the ASP license will complement the wireless broadband license previously granted to the Company in 1997. After establishing the first VISIONET cell in December 2001, the Company had decided to reposition VISIONET as a backhaul service to other broadband service providers and local mobile networks that it hopes to deploy with strategic partners. The Company has now revised its business model and expects to generate revenues from the sale of backhaul services, EyStar SmartHome consoles, broadband modems and by providing other services that include:

1. operating a portal for remote video surveillance and home/office automation applications;
2.  construction of owned and operated networks for third parties;
3. development and operation of local mobile networks that provide mobile Internet access through handheld devices;
4.  sale of customized security solutions utilizing the Company's products;
5.  sale of biometric-based security systems; and
6.  production and delivery of training and adult education programs.

As in the establishment of many other new businesses, there are various risk factors including competition, technology availability and market acceptance. The Company requires substantial amounts of capital to establish its business and expects to incur substantial losses over the next few years.

The Company's plan to overcome its financial difficulties and return to profitability centers on expanding its business in application development, sale of its EyStar SmartHome Console and the roll out of its portal for remote video surveillance and home/office automation applications.

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

-- Additional revenue provided by: (i) a consulting contract, which is estimated to generate approximately $250,000 of revenue in 2003, to carry out the planning, design, project execution (including contract and project management) of all broadband communications and networking systems/services for Pulau Indah-Marina Village, (ii) a contract, which is estimated to generate approximately $250,000 of revenue in 2003, to carry out the planning, design, project execution of all broadband communications and networking systems/services for a commercial/housing project in Selangor, Malaysia, (iii) a consulting contract entered into on November 5, 2002 with a related party, which is expected to generate approximately $300,000 of revenue in 2003, to provide consulting services relating to home automation, home networking, energy cost saving, security surveillance and monitoring for two major commercial and housing developments in Malaysia.

--   The Company may consider a private placement of its shares.

--   The Company may also seek to obtain equipment financing.

               DIGITAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2002 AND 2001


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

-- the distribution agreement with Mutual Base Equity Sdn. Bhd. for sale of the EyStar SmartHome Console in Malaysia, Singapore and Cambodia;

--   the Channel Partner Agreement with PointRed Technologies;

-- the agreement with Sintec to sell, distribute and promote their remote video surveillance cameras;

-- the agreement with Telekom Sales and Services to sell, distribute and promote broadband access over standard copper telephone lines using Digital Subscriber Line technology in Malaysia; and

-- the reseller agreement with FaceKey Corporation to sell FaceKey's biometric-based security products.

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

COMPREHENSIVE INCOME:

The Company reports comprehensive income in accordance with Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and defines comprehensive income to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is presented with the same prominence as other financial statements. The Company's only current component of comprehensive income is foreign currency translation adjustments.

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

               DIGITAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

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

NET INCOME (LOSS) PER COMMON SHARE:

Income (loss) per common share is determined in accordance with SFAS No.
128, "Earnings Per Share" (EPS). SFAS No. 128 requires the presentation of two EPS amounts, basic and diluted. Basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the year ended December 31, 2002 and 2001. Diluted income (loss) per common share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to outstanding stock options and are determined using the treasury stock method. Basic and diluted net loss per share and the number of weighted shares outstanding are the same for the years ended December 31, 2002 and 2001, since the effect of inclusion of all outstanding options would be anti-dilutive.

INCOME TAXES:

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the recorded book basis and tax basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income and tax credits that are available to offset future federal income taxes

FURNITURE, EQUIPMENT AND DEPRECIATION:

Furniture and equipment are stated at cost less depreciation. Depreciation is calculated on the straight-line method over the expected useful lives of the assets. The principal annual rates of depreciation are:

  Office Equipment, furniture and fittings, and computer software        20%
  Tools and equipment, video communication hardware and peripherals,
     and office renovation                                               10%

Routine expenses for maintenance and repair are expensed as incurred. Expenditures that result in enhancement of the value or in extension of the useful life of fixed assets are capitalized.

GOODWILL:

Goodwill, arising from the purchase of PTSB, represents the purchase price paid and liabilities assumed in excess of the fair market value of tangible assets acquired. In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. Effective January 1, 2002, SFAS No. 142 no longer allows the amortization of goodwill and intangible assets with indefinite useful lives. SFAS No. 142 requires that these assets be reviewed for impairment at least annually, or whenever there is an indication of impairment. Intangible assets with finite lives will continue to be amortized over their estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

               DIGITAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2002 AND 2001


NOTE 2: SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

GOODWILL (CONTINUED):

SFAS No. 142 requires companies to allocate goodwill to identifiable reporting units, which are then tested for impairment using a two-step process detailed in the statement. The first step requires comparing the fair value of each reporting unit with its carrying amount, including goodwill. If the fair value exceeds the carrying amount, goodwill of the reporting unit is considered not impaired, and the second step of the impairment test is not necessary. If the fair value of the reporting unit does not exceed the carrying amount, the second step of the goodwill impairment test must be performed to measure the amount of impairment loss, if any. This step requires the allocation of the fair value of the reporting unit to the reporting unit's assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of the reporting unit over its re-evaluated net assets would be the new basis for the reporting unit's goodwill, and any necessary goodwill write down to this new value would be recognized as an impairment expense.

The Company adopted SFAS No. 142 on January 1, 2002 and completed the first step of the transitional goodwill impairment test as required under the statement. It was determined that the Company has one reporting unit. The fair value of the reporting unit exceeded the carrying value of the reporting unit and accordingly, as of that date, there was no goodwill impairment. The Company also performed a goodwill impairment test in the fourth quarter of 2002 and determined that there was no goodwill impairment as of that test date. A goodwill impairment test will be performed annually in the fourth quarter or upon significant changes in the Company's business environment.

As a result of the adoption of SFAS No. 142, there was no goodwill amortization expense recorded for the year ended December 31, 2002. Goodwill amortization expense was approximately $118,000 for the year ended December 31, 2001. Excluding the goodwill amortization that was recorded in 2001, the Company would have reported net income of approximately $39,000 and basic and diluted net income per share of less than $0.01 in that year.

IMPAIRMENT OF LONG-LIVED ASSETS

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that Statement. The Company adopted SFAS No. 144 on January 1, 2002 with no material impact to its financial statements.

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

               DIGITAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2002 AND 2001


NOTE 2: SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

INVENTORIES:

Inventories, which are comprised of peripherals for surveillance and wireless communication, are stated at the lower of cost or net realizable value. Cost is determined on a first-in-first-out basis.

ADVERTISING:

Costs related to advertising and promotion of products and services are charged to sales and marketing expense as incurred. Advertising and promotion costs were $25,906 and $113,391 in 2002 and 2001, respectively.

OPERATING LEASES:

The Company leases its primary office facility in Malaysia under a three-year, non-cancelable operating lease, which expires in February 2003. The Company has reached an agreement to renew the lease for one year, commencing March 2003 (note 13). The Company also renewed its lease of another office in Malaysia used for content production, engineering and warehouse space, which expired in August 2002, for two additional years through August 2004. Following the re-incorporation of the Company in Delaware, the Company also entered into a one-year non-cancelable lease agreement for office space in North Carolina commencing June 1, 2002. In January 2003, the Company entered into a one-year non-cancelable lease for office space and relocated its US office from Charlotte, NC to Flemington, NJ (note 13). These leases require the Company to pay rent of $2,900 in January 2003, $3,400 per month in February through May 2003, $2,500 per month in June 2003 through January 2004, $2,000 in February 2004 and $300 per month thereafter, as well as taxes, maintenance, insurance and certain other operating costs of the leased properties.

The Company also leased an Internet line and related Internet access gateway under a one-year, non-cancelable operating lease, which expired in September 2002. The Company has continued using the leased Internet line and related access gateway since October 2002 with an option to terminate at anytime by serving a 30 days notice to the service provider. The lease requires the Company to pay $2,763 per month.

Future minimum lease payments under the non-cancelable lease agreements total $34,000 for the year ending December 31, 2003 and $6,300 for the year ending December 31, 2004. Rent expense was $56,439 and $31,389 for the years ended December 31, 2002 and 2001, respectively.

SEGMENT REPORTING:

The Company does not include segment reporting in the financial statements as the Company functioned as a single operating unit in 2002 and 2001. The Company's revenue is derived primarily from operations in Malaysia and substantially all of the Company's assets are located in Malaysia.

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

               DIGITAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

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

NOTE 3: RELATED PARTY TRANSACTIONS:

During the years ended December 31, 2002 and 2001, the Company had related party transactions with the following entities:

LSH ASSET HOLDINGS SDN BHD ("LSH"):

LSH is a company wholly-owned by the Company's Chief Executive Officer and his wife. During each of the years ended December 31, 2002 and 2001, LSH billed the Company $120,000 for management fees. LSH also made short term advances to the Company from time to time for working capital purposes. These advances totaled $180,695 and $55,505 in 2002 and 2001, respectively. During the year ended December 31, 2002, the Company's management directed other related parties and a customer to pay a total of $402,632 to LSH in lieu of actual cash payment of receivables. As of December 31, 2002, the amount due to LSH was $170,732. This amount is unsecured, bears no interest, has no fixed terms of repayment, and is recorded in the financial statements as "Amount due to an affiliated company".

VISIONEWS ASIA SDN BHD ("VASB"):

The Company's Chief Executive Officer is a director of VASB and owns a 40% equity interest in VASB. A director of PTSB is also a director of VASB and owns a 20% equity interest in VASB. During the year ended December 31, 2002, the Company recognized revenue from VASB of $7,895, which related to revenue previously deferred in 1999. In lieu of actual cash payment, the Company's management directed VASB to pay $7,895 to LSH. The net effect to the Company was that revenue was recognized and recorded payables were reduced by equal amounts. As of December 31, 2002, $73,665 of receivables from 1999 was not recognized as revenue due to the uncertainty of collection. The terms of repayment for the amount due from VASB is similar to terms accorded to the Company's other existing customers.

               DIGITAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

NOTE 3: RELATED PARTY TRANSACTIONS (CONTINUED):

SYNERVEST SDN BHD ("SSB"):

A director of PTSB is a director of SSB and holds a 60% equity interest in SSB. During the year ended December 31, 2002, the Company recognized revenue from SSB of $92,105, which related to revenue previously deferred in 1999. In lieu of actual cash payment, the Company's management directed SSB to pay $92,105 to LSH. The net effect to the Company was that revenue was recognized and recorded payables were reduced by equal amounts.

As of December 31, 2002, long-term receivables, related parties, consisted of an overdue amount of $628,157 from SSB. This amount primarily arose in the year ended December 31, 1998, when the Company sold to SSB assets used in the operations of a subsidiary. These assets, comprising analog video hardware and peripherals and a patent for image display, were sold to SSB for a total sum of $1,661,175. Due to the uncertainty of collection of the related receivable, the gain has been deferred and will be recognized only after all costs have been recovered. The Company received $142,448 and $18,869 of the outstanding receivable during the years ended December 31, 2002 and 2001, respectively. During the year ended December 31, 2002, payments received by the Company exceeded all remaining costs, resulting in a $101,238 realization of gain on sale of assets, related party. The deferred gain included in the balance sheet has been reduced accordingly. The deferred gain on sale of assets totaled $628,157 at December 31, 2002, and will be recognized as a gain as payments on the long-term receivable balance are received. During 2002, in lieu of actual cash payment of a portion of the receivable due, the Company's management directed SSB to pay $101,487 to LSH. The net effect to the Company was that recorded receivables and payables were reduced equally.

KHIDMAT MAKMUR SDN BHD ("KMSB"):

A director of PTSB is a director of KMSB and holds a 30% equity interest in KMSB. During the year ended December 31, 2002, the Company recognized revenue from KMSB of $114,592 which relates to revenue previously deferred in 1999. In lieu of actual cash payment, the Company's management directed KMSB to pay $14,592 to LSH. The net effect to the Company was that revenue was recognized and recorded payables were reduced by equal amounts. As of December 31, 2002, $40,790 of receivables from 1999 was not recognized as revenue due to the uncertainty of collection. The terms of repayment for the amount due from KMSB are similar to terms accorded to the Company's other existing customers.

MY ARCHITECT ("MYA") AND MY DRAUGHTING SERVICES ("MDS"):

A director of PTSB is a principal partner of MYA and MDS. During the year ended December 31, 2002, the Company received fees of $19,737 from a consulting contract that it entered into with MDA on November 5, 2002. During the year ended December 31, 2002, the Company also recognized revenue from MYA and MDS of $7,895 and $10,237, respectively, which related to revenue previously deferred in 1999. In lieu of actual cash payment, the Company's management directed MYA and MDS to pay $7,895 and $10,237, respectively, to LSH. The net effect to the Company was that revenue was recognized and recorded payables were reduced by equal amounts. As of December 31, 2002, $131,579 and $94,210 of 1999 receivables from MYA and MDS, respectively, were not recognized as revenue due to the uncertainty of collection. The terms of repayment for the amount due from MYA and MDS are similar to terms accorded to the Company's other existing customers.


CHIEF EXECUTIVE OFFICER:

As of December 31, 2002, the Company owed the Chief Executive Officer of the Company $225,939 for short-term cash advances made to the Company for working capital purpose from time to time. The amount owed to the Chief Executive Officer is unsecured, bears no interest, has no fixed terms of repayment and is recorded in the financial statements as "Amount due to a director".

               DIGITAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

NOTE 4: GENERAL AND ADMINISTRATIVE EXPENSES - OTHERS:

General and administrative expenses from non-related parties for the year ended December 31, 2002, included a $168,421 recovery of accounts receivable previously deemed uncollectible. In connection with certain accounts receivable overdue since 1999, the Company had previously recorded a bad debt allowance of $168,421. During the year-ended December 31, 2002, the Company received payment and reduced the allowance that had been previously recorded. Bad debt expense, which is included in general and administrative expense, was reduced accordingly. In 2002, in lieu of actual cash payment of these Company receivables, the Company's management directed the customers to pay the $168,421 to LSH.

General and administrative expenses from non-related parties for the year ended December 31, 2001, included a reversal of $455,012 for prior year's allowance for doubtful receivables due to receipt of overdue receivables from customers and a reversal of $150,000 for prior year's accrued legal fees as a result of the creditor not pursuing its claim against the Company. Excluding the reversal of allowance for doubtful receivables and accrued legal expenses, general and administrative expenses from non-related parties would have been $726,755 and $706,450, respectively, for the years ended December 31, 2002 and 2001.


NOTE 5: FURNITURE AND EQUIPMENT:

     Furniture and equipment consists of the following at December 31, 2002:

     Office equipment                                                           $             95,047
     Furniture and fittings                                                                   30,677
     Tools and equipment                                                                     153,908
     Video Communication hardware and peripherals                                          2,202,245
     Computer software                                                                       170,639
     Office renovation                                                                        11,010
                                                                                --------------------
                                                                                           2,663,526
      Less accumulated depreciation                                                       (1,219,934)
                                                                                --------------------
                                                                                $          1,443,592
                                                                                ====================

Depreciation expense for the years ended December 31, 2002 and 2001 was $254,151 and $248,423, respectively.


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

               DIGITAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

NOTE 6: CAPITAL LEASE OBLIGATIONS (CONTINUED):

As of December 31, 2002 the future minimum lease payments on capital leases are as follows:

            Year ending
            December 31:
            ------------
            2003                                                $       66,348
            2004                                                        36,284
            2005                                                        36,284
            2006                                                        33,233
                                                                --------------
            Total payments                                             172,149
            Less:  Amount representing interest                        (27,439)
                                                                --------------
            Present value of minimum capital lease payments            144,710
            Less:  Current maturities of capital lease
              obligations                                              (54,236)
                                                                --------------
                                                                $       90,474
                                                                ==============

Assets under these capital leases, which are included in property and equipment at December 31, 2002, are as follows:


         Video communication hardware and peripherals           $      408,896
         Less accumulated depreciation                                (279,181)
                                                                --------------
                                                                $      129,715
                                                                ==============

The Company has not made regular principal and interest payments due under these capital lease agreements since July 2000. During the year ended December 31, 2002, the Company made payments to the lessor totaling $34,189. The total overdue amount as of December 31, 2002 is $61,623, which includes unpaid principal of $30,064 and unpaid interest of $31,559. Unpaid principal is included in current portion of capital lease obligations on the balance sheet. Unpaid interest is included in accrued expenses on the balance sheet. The Company's Chief Executive Officer (CEO), who is also a shareholder, has personally guaranteed payment under these capital lease agreements. Pursuant to the terms of the guarantee agreement dated December 3, 1998, the CEO has guaranteed to pay all amounts which become due under the terms of the capital lease agreements. Subsequent to December 31, 2002 and through the date of this report, the Company has made payments to the lessor totaling $6,047.


NOTE 7: SHAREHOLDERS' EQUITY:

PREFERRED STOCK:

The Company is authorized to issue one million shares of preferred stock, par value $0.10 per share, which may be issued in series with such designations, preferences, stated values, rights, qualifications or limitations as determined by the Board of Directors. As of December 31, 2002, no preferred stock has been issued.

               DIGITAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

NOTE 7: SHAREHOLDERS' EQUITY (CONTINUED):

PREFERRED STOCK (CONTINUED):

On December 20, 2001, the Company signed two separate definitive agreements with two unrelated parties for the right to purchase convertible preferred stock with attached warrants. Under the agreements, the preferred stockholders would receive non-cumulative dividends at the rate of $0.08 per share per annum when and if declared by the Company's Board of Directors. The Company authorized the sale and issuance of 500,000 shares of its Series A Preferred Stock at a purchase price of $5.00 per share. Each preferred stockholder would be entitled to convert the preferred stock into common stock at a ratio of 1 share of preferred stock to 2 shares of common stock. This right could be exercised by the preferred stockholders at any time. The purchase was expected to be completed on or before February 28, 2002. On March 12, 2002, the Company and the purchasers mutually agreed to extend the closing date for the purchase to June 30, 2002. On March 25, 2002, the Company and the purchasers executed an addendum to the definitive agreements to: (i) cancel the warrants attached to the preferred stock and (ii) amend the conversion ratio to 1 share of preferred stock to 1.6 shares of common stock. The amended agreement expired on June 30, 2002, without either investor exercising his right to purchase the preferred stock.

COMMON STOCK:

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

On June 26, 2002, the Company granted 25,000 shares of restricted common stock to an independent director as compensation for serving on the Company's Board of Directors. The fair value of these shares on the date of grant was estimated by management to be $0.10 per share, resulting in recognition of compensation expense of $2,500 for the year ended December 31, 2002.

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

STOCK OPTIONS:

In December 2000, the Company granted certain officers and employees of the Company options to purchase up to 912,000 shares of the Company's common stock at $0.085 per share (which was greater than the market price of the Company's common stock at the date of grant). The options are exercisable through December 2005, contingent upon continuous service by the officers/employees through specified dates. 31,200 and 50,400 options were cancelled during 2002 and 2001, respectively, due to termination of services of employees. 797,400 options were exercised in 2002, and 33,000 options were exercisable as of December 31, 2002.

               DIGITAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

NOTE 7: SHAREHOLDERS' EQUITY (CONTINUED):

STOCK OPTIONS (CONTINUED):

If the Company had accounted for the options issued to employees and officers in accordance with FASB statement No. 123, the Company's net income
(loss) and net income (loss) per share would approximate the pro forma disclosure below:

                                                    Year ended December 31, 2002             Year ended December 31, 2001
                                                   As reported          Pro forma           As reported          Pro forma
                                                 --------------       -------------       ---------------     ---------------
     Net income (loss)                               98,649              98,649              (79,105)            (84,950)
     Basic and diluted income (loss) per share          *                   *                    *                   *

     * Less than $0.01 per share

The value of the exercisable options during the year ended December 31, 2001 is calculated using the Black-Scholes methodology as prescribed by SFAS No.
123. The Company utilized an expected dividend yield of 0, expected stock price volatility of 104%, a risk free interest rate of 6%, and an expected life of the option of 3 years. All options issued to employees and officers were fully vested in 2001, so there is no pro forma impact for 2002.

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

On November 1, 2001, the Company granted options to purchase 250,000 shares of the Company's common stock at $0.12 per share to a consultant for services to be provided to the Company. These options were originally exercisable through October 2006, contingent upon continuous service by the consultant through specified dates. On May 31, 2002, the Option Agreement between the Company and the consultant was terminated. The consultant exercised 125,000 of the options, which vested April 30, 2002, on August 28, 2002, for a total cash consideration of $15,000. These options were valued at $0.06 per share based upon the Black-Scholes option-pricing model, resulting in recognition of compensation expense of $4,833 during the year ended December 31, 2002. The remaining 125,000 options, which were scheduled to vest October 31, 2002, were canceled following termination of the agreement.

On February 16, 2002, the Company granted options to purchase 60,000 shares of the Company's common stock at $0.12 per share to a consultant for services to be provided to the Company. These options were originally exercisable in August 2002 through February 2007, contingent upon continuous service by the consultant through specified dates. Following the termination of the consultant's service in December 2002, these options, which vested August 16, 2002, are exercisable through March 2003. The options were valued at $0.05 per share, based upon the Black-Scholes option-pricing model, resulting in recognition of compensation expense of $2,820 during the year ended December 31, 2002.

On September 16, 2002, the Company granted options to purchase 300,000 shares of the Company's common stock at $0.12 per share to a consultant for services to be provided to the Company. These options are exercisable through September 2007, contingent upon continuous service by the consultant through specified dates. 100,000 of the options, which vest March 15, 2003, were valued at $0.044 per share, 100,000 of the options, which vest May 15, 2003, were valued at $0.048 per share, and the remaining 100,000 options, which vest September 15, 2003, were valued at $0.056 per share, based upon the Black-Scholes option-pricing model, resulting in recognition of compensation expense of $6,300 during the year ended December 31, 2002.

               DIGITAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2002 AND 2001


NOTE 7: SHAREHOLDERS' EQUITY (CONTINUED):

STOCK OPTIONS (CONTINUED):

A summary of the status of the Company's stock options as of December 31, 2002 and 2001, and changes during 2002 and 2001, is presented below:

        Options Outstanding                     2002                          2001
        -------------------           -----------------------------------------------------------
                                       Shares     Exercise Price     Shares      Exercise Price
                                      --------   ----------------   --------    ----------------
For officers and employees:
Beginning of the year                    861,600          $0.085        912,000           $0.085
Granted                                        -               -              -                -
Exercised                               (797,400)         $0.085              -                -
Forfeited                                (31,200)         $0.085        (50,400)               -
                                      -----------                    -----------
End of the year                           33,000          $0.085        861,600           $0.085
                                         ========                       ========
Options exercisable at year end           33,000          $0.085        861,600           $0.085

For consultants:
Beginning of the year                    250,000          $0.120              -                -
Granted
  In February 2002/June 2001              60,000          $0.120        750,000           $0.085
  In September 2002/November 2001        300,000          $0.120        250,000           $0.120
Exercised                               (125,000)         $0.120        (62,500)          $0.085
Forfeited                               (125,000)         $0.120       (687,500)          $0.085
                                      -----------                    -----------
End of the year                          360,000          $0.120        250,000           $0.120
                                      ===========                    ===========
Options exercisable at year end           60,000          $0.120              -                -

The following table summarizes information about options outstanding at December 31, 2002 and 2001.

                                                         Options Outstanding
                                         ----------------------------------------------------
                                            Number      Weighted Average   Weighted Average
                                           Outstanding      Remaining           Exercise
                                                         Contractual Life        Price
                                         ---------------------------------  -----------------
As of December 31, 2002:
 For officers and employees                     33,000               2.93             $0.085
 For consultants                               360,000               3.97             $0.120
                                         --------------

Total                                          393,000               3.88             $0.093
                                         ==============


As of December 31, 2001:
 For officers and employees                    861,600               3.90             $0.085
 For consultants                               250,000               4.80             $0.120
                                         --------------

                                             1,111,600               4.10             $0.093
                                         ==============


               DIGITAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2002 AND 2001


NOTE 8: INCOME TAXES:

Temporary differences and carry forwards that give rise to deferred tax assets and liabilities as of December 31, 2002 are as follows:

DEFERRED TAX ASSETS
       Net operating loss carry forward                 $            914,798
       Unutilized tax allowable depreciation                         140,789
                                                        --------------------
                                                                   1,055,587
       Less: Valuation allowance                                  (1,045,061)
                                                        --------------------
       Deferred tax asset net of allowance                            10,526
DEFERRED TAX LIABILITIES
       Depreciation                                                  (10,526)
                                                        --------------------
NET DEFERRED TAX LIABILITY                                                --
                                                        ====================

For 2002 and 2001, all income/(loss) of the Company was derived from its activities in Malaysia and the United States. There was no provision for income taxes for the year ended December 31, 2002, as the net income was offset by net operating losses carried forward. The Company had no current provision for income taxes for 2001 due to the Company's net operating losses incurred in 2001. Based on statutory rates, the Company's expected tax expense (benefit) arising from the 2002 net income and 2001 net loss would be approximately $33,500 and $(27,000), respectively. The difference between the expected tax expense (benefit) and non-recognition of tax expense (benefit) in 2002 and 2001, respectively, is the result of utilization of net operating losses carried forward in 2002 and application of a valuation allowance to deferred tax assets in excess of deferred tax liabilities in 2001.

The valuation allowance offsets the net deferred tax assets for which there is no assurance of recovery. The valuation allowance is evaluated considering positive and negative evidence about whether the deferred tax assets will be realized. At that time of evaluation, the allowance is either increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax assets is no longer impaired and the allowance is no longer required. The Company's total net operating loss carry forward is approximately $2,807,000 of which $1,606,000 relates to the Company's activities in Malaysia and $1,201,000 relates to the Company's activities in the United States. The net operating loss carry forward that relates to activities in Malaysia can be carried forward indefinitely while the net operating loss carry forward that relates to the Company's activities in the United States expires through the year 2023. The United States net operating loss carry forward may be subject to annual limitations based on ownership changes in the Company's common stock as provided by in section 382 of the Internal Revenue Code.


NOTE 9: SIGNIFICANT CONCENTRATIONS OF CREDIT RISK:

The Company grants credit, generally without collateral, to its customers.
Two customers accounted for substantially all revenue earned during the year ended December 31, 2002. In 2002, one customer accounted for approximately $5,797,000 of revenue, and another customer accounted for approximately $5,817,000 of revenue. During the year ended December 31, 2001, one customer accounted for approximately $926,000 of revenue, and another customer accounted for approximately $955,000 of revenue. Allowance for doubtful accounts receivable was $155,744 and $324,167 at December 31, 2002 and 2001, respectively. The Company will continue to pursue vigorously the collection of all its outstanding accounts receivable.

One supplier accounted for substantially all cost of revenue during the year ended December 31, 2002. During the year ended December 31, 2001, one supplier accounted for approximately 39% of cost of revenue for the year and substantially all cost of revenue during the last three months of 2001. The Company is not dependent upon one supplier to provide the services that it requires. During the fourth quarter of 2001, the Company made a strategic decision to engage the services of one sole supplier after taking into consideration the quality of service and competitive pricing being offered. Should the need arise, the Company could utilize alternative suppliers for the services that it requires.

               DIGITAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

NOTE 10: EXTRAORDINARY ITEM

During 2002, the Company extinguished accounts payable (related to prior business operations) at less than recorded amounts resulting in an extraordinary gain of $42,548 pursuant to Accounting Principles Board Opinion No. 30. There were no income taxes applicable to this extraordinary item due to utilization of net operating losses carried forward.

NOTE 11:  COMMITMENTS AND CONTINGENCIES:

As of December 31, 2002, the Company has committed to purchase equipment valued at $300,000 for the commercial rollout of VISIONET. The purchase is conditional upon completion of successful trial of the equipment by the Company. The Company has returned this equipment to the vendor in 2002 after trial results showed that the equipment is not able to perform to the standard expected by the Company. As of December 31, 2002, the vendor has not proposed to the Company any type of replacement equipment.

On November 28, 2001, the Company signed an agreement to purchase office space in Australia for $1.8 million Australian dollars (approximately $1,017,000 USD at December 31, 2002). The Company intends to lease the space for rental until it finalizes its plan to relocate its Asian headquarters to Australia. Pursuant to the terms of the agreement, the Company has paid a sum of $5,200 as deposit for the above property. The purchase is still pending as the property is subject to an existing lease. The Company has requested the seller to deliver vacant possession, and negotiations are ongoing between the seller and the lessee for the existing lease agreement to be terminated.

In January 2002, the Company signed an agreement to purchase approximately
$19 million of equipment over the next five years. These equipment purchases are subject to inspection and acceptance by the Company depending upon certain performance standards being satisfactorily met. As of December 31, 2002, the Company has suspended the agreement until the vendor has rectified performance problems discovered by the Company during the trial of this equipment.

On September 27, 2002, the Company entered into a letter agreement with the shareholders of Convergent Technologies, Inc. ("CTI"), a privately held company, to acquire a majority interest in CTI for approximately $5.0 million. The acquisition is expected to be funded by a combination of cash and issuance of the Company's preferred stock. The acquisition is subject to completion of due diligence and execution of a definitive agreement and is expected to close in the first half of 2003.

On December 4, 2002, the Company announced that its Board of Directors has approved a stock repurchase program for up to 10 million shares from the present public float of approximately 42.7 million shares which may be repurchased from time to time. The Company has until December 2003 to execute this stock repurchase program. Under the program, the Company can purchase shares of common stock through open market and/or privately negotiated transactions at prices deemed appropriate by management. The timing and amount of any repurchase transaction under this program will depend on market conditions and corporate and regulatory considerations. As of December 31, 2002, the Company had not repurchased any of its shares under this program. From January 2003 to March 26, 2003, the Company repurchased a total of 1,050,000 shares of its common stock, at an average price of $0.028, for a total cash consideration of $29,348. These shares were returned to treasury and are available for re-issuance at a future date.

               DIGITAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

NOTE 12: PENDING LITIGATION:

No legal proceedings of a material nature to which the Company is a party are pending as of December 31, 2002, and the Company knows of no legal proceedings of a material nature pending or threatened or judgments entered against any director or officer of the Company in his/her capacity as such.


NOTE 13: SUBSEQUENT EVENTS:

On January 21, 2003, the Company executed a Reseller Agreement to sell biometric-based products. The agreement is for an initial period of one year and will thereafter automatically renewable for a two-year term on each anniversary date. Under the terms of the agreement, the Company is required to purchase a minimum of $100,000 of products during 2003.

On January 29, 2003, the Company entered into a one-year non-cancelable lease agreement for office space in Flemington, New Jersey. The lease requires the Company to pay rent of $500 per month. This lease will expire in January 2004 and provides for a one-year renewal option.

On January 30, 2003, the Company renewed its lease agreement for office space in Malaysia. The lease renewal is effective March 2003 and will expire in February 2004 with a one-year renewal option.