Form 10QSB
period 2003-03-31
DIGITAL BROADBAND NETWORKS INC
filed 2003-05-14
CIK 940516

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)

      [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR QUARTERLY PERIOD ENDED MARCH 31, 2003

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

Yes  X    No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


        Class                      Number of shares outstanding at May 10, 2003
        -----                      --------------------------------------------
Common stock, $.00001 par value                    97,900,899



FORM 10-QSB
1ST QUARTER
                                      INDEX

                                                                                                        Page
PART I  -  FINANCIAL INFORMATION
         ITEM 1. FINANCIAL STATEMENTS

         Condensed consolidated balance sheet as at March 31, 2003 (Unaudited)                            3

         Condensed consolidated statements of operations for
         the three months ended March 31, 2003 and March 31, 2002 (Unaudited)                             4

         Condensed consolidated statements of cash flows for the three months ended
         March 31, 2003 and March 31, 2002 (Unaudited)                                                    5

         Notes to condensed consolidated financial statements (Unaudited)                                 6 - 13

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS                                                    14 - 23

         ITEM 3. CONTROLS AND PROCEDURES                                                                 23


PART II - OTHER INFORMATION

         ITEM 1. LEGAL PROCEEDINGS                                                                       24

         ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS                                               24

         ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                                         24

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                     24

         ITEM 5. OTHER INFORMATION                                                                       24

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                                        24

         SIGNATURES                                                                                      25

         CERTIFICATIONS                                                                                  26 - 27


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



PART I -  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                DIGITAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2003
                                   (Unaudited)

                                     ASSETS
Current assets:
     Cash                                                                                        $            1,334
     Accounts receivable, less allowance for doubtful
       accounts of $156,000                                                                               1,940,789
     Prepaid expenses                                                                                        27,923
     Inventories                                                                                              3,098
                                                                                                    ---------------
              Total current assets                                                                        1,973,144
                                                                                                    ---------------
Furniture and equipment, net                                                                              1,385,063
Goodwill, net                                                                                               471,150
Long-term receivables, related parties                                                                      622,894
                                                                                                    ---------------
                                                                                                 $        4,452,251
                                                                                                    ===============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:

     Current portion of capital lease obligations                                                $           57,962
     Accounts payable                                                                                       430,125
     Accrued expenses                                                                                       129,312
     Amount due to an affiliated company                                                                    150,049
     Amount due to a director                                                                               259,447
                                                                                                    ---------------
              Total current liabilities                                                                   1,026,895
                                                                                                    ---------------
Capital lease obligations, net of current portion                                                            83,884
Deferred gain                                                                                               622,894
                                                                                                    ---------------
              Total liabilities                                                                           1,733,673
                                                                                                    ---------------
Minority interest                                                                                           191,902
                                                                                                    ---------------
Commitments and contingencies

Shareholders' equity:
     Preferred stock, $0.10 par value; 1,000,000 shares authorized;
       no shares issued and outstanding
     Common stock, $.00001 par value; 100,000,000 shares authorized;
       98,950,899 shares issued                                                                                 989
     Additional paid-in capital                                                                           3,564,241
     Treasury stock, 1,050,000 shares at cost                                                               (29,348)
     Options                                                                                                 14,800
     Deferred compensation                                                                                   (3,467)
     Accumulated deficit                                                                                 (1,077,108)
     Accumulated other comprehensive income                                                                  56,569
                                                                                                    ---------------
              Total shareholders' equity                                                                  2,526,676
                                                                                                    ---------------
                                                                                                 $        4,452,251
                                                                                                    ===============

                              See accompanying notes to condensed consolidated financial statements



                DIGITAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                                                             Three months ended
                                                                                                   March 31
                                                                                           2003                 2002
                                                                                          ------               -------
Revenues:
     Related parties                                                                     $   39,079                    --
     Others                                                                               3,542,974           $ 3,335,338
                                                                                         ----------           -----------
                                                                                          3,582,053             3,335,338

Cost of revenues                                                                          3,294,638             3,158,229
                                                                                         ----------           -----------
Gross profit                                                                                287,415               177,109
                                                                                         ----------           -----------
Operating expenses:
     Sales and marketing                                                                     12,402                15,416
     General and administrative:
       Related parties                                                                       15,000                30,000
       Others                                                                               192,251               190,372
                                                                                         ----------           -----------
Total operating expenses                                                                    219,653               235,788
                                                                                         ----------           -----------
Income (loss) from operations                                                                67,762               (58,679)
                                                                                         ----------           -----------
Other income (expense):
     Interest expense                                                                        (3,357)               (4,233)
     Gain on disposal of assets, related party                                                5,263                    --
     Other income                                                                                --                   135
                                                                                         ----------           -----------
                                                                                              1,906                (4,098)
                                                                                         ----------           -----------
Income (loss) before minority interest                                                       69,668               (62,777)

Minority interest                                                                           (12,448)               (3,026)
                                                                                         ----------           -----------
Net income (loss)                                                                        $   57,220             $ (65,803)
                                                                                         ==========           ===========
Basic and diluted net income (loss) per common share                                     $        *             $       *
                                                                                         ==========           ===========
Basic and diluted weighted average shares outstanding                                    98,753,677            97,965,219
                                                                                         ==========           ===========
* Less than $.01 per share


                                See accompanying notes to condensed consolidated financial statements


                DIGITAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                                                               Three Months Ended
                                                                                                     March 31
                                                                                               2003               2002
                                                                                             --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net cash provided by (used in) operating activities                                 $     10,644        $   (175,107)
                                                                                         ---------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of fixed assets                                                                      --              (1,155)
                                                                                         ---------------     -------------
           Net cash used in investing activities                                                   --              (1,155)
                                                                                         ---------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of shares of common stock                                              --              89,029
     Payment for reacquisition of shares of common stock                                      (29,348)                 --
     Net (payments to) advances from affiliated company                                       (20,683)            116,039
     Net proceeds from (payments to) a director                                                33,508             (12,450)
     Payment of obligation under capital leases                                                (2,864)             (2,325)
                                                                                         ---------------     -------------
           Net cash (used in) provided by financing activities                                (19,387)            190,293
                                                                                         ---------------     -------------

Net (decrease) increase in cash                                                                (8,743)             14,031
Cash, beginning of period                                                                      10,077                 402
                                                                                         ---------------     -------------
Cash, end of period                                                                      $      1,334        $     14,433
                                                                                         ===============     =============

Supplemental disclosure of non-cash financing activities:

Payments on accounts receivable made directly by customers to an
   affiliated company for amounts the Company owed it.                                   $     35,263        $         --
                                                                                         ===============     =============

                                 See accompanying notes to condensed consolidated financial statements

                        DIGITAL BROADBAND NETWORKS, INC.
          NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)

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

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of financial position, operating results and cash flows for the interim periods presented have been made. It is the Company's opinion that, when the interim financial statements are read in conjunction with the December 31, 2002 Annual Report on Form 10-KSB, the Company's disclosures are adequate to make the information presented not misleading. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year.


2.       GOING CONCERN AND MANAGEMENT'S PLANS

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the three-month period ended March 31, 2003, the Company reported net income of $57,220, which included recognition of a deferred gain of $5,263 (note 4). Excluding this non-recurring transaction, the Company's net income for the three-month period ended March 31, 2003 would have been $51,957. The Company has an accumulated deficit of $1,077,108 as of March 31, 2003, suffered losses from operations (after excluding non-recurring transactions) and had negative cash flows from operating activity during the past two years. The Company may incur continued cash outflows within the current fiscal year. As a result, the Company may experience difficulty and uncertainty in meeting its liquidity needs during the current fiscal year.

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

For the three-month period ended March 31, 2003, the Company's revenue was primarily generated from the following activities:

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

- Additional revenue provided by: (i) a consulting contract, which is estimated to generate approximately $250,000 of revenue in 2003, of which $44,263 was recognized during the three months ended March 31, 2003, to carry out the planning, design, project execution (including contract and project management) of all broadband communications and networking systems/services for Pulau Indah-Marina Village, (ii) a contract, which is estimated to generate approximately $250,000 of revenue in 2003, of which $42,132 was recognized during the three months ended March 31, 2003, to carry out the planning, design, project execution of all broadband communications and networking systems/services for a commercial/housing project in Selangor, Malaysia, (iii) a consulting contract entered into on November 5, 2002 with a related party, which is expected to generate approximately $300,000 of revenue in 2003, of which $39,079 was recognized during the three months ended March 31, 2003, to provide consulting services relating to home automation, home networking, energy cost saving, security surveillance and monitoring for two major commercial and housing developments in Malaysia, (iv) a contract entered into in April 2003 with a related party, which is estimated to generate approximately $3.2 million of revenue, over a 30-month period beginning September 2003, to carry out the design, supply and installation of all broadband communications, access control and network security equipment for a mixed property development project in Selangor, Malaysia.

-    The Company may consider a private placement of its shares.

-    The Company may also seek to obtain equipment financing.

The Company also hopes that additional cash will be generated from:

- the marketing agreement with Worldlink Dotcom Sdn. Bhd. to distribute its service gateway for home/office automation in Malaysia, Singapore and Australia;

- the distribution agreement with Mutual Base Equity Sdn. Bhd. for sale of the EyStar SmartHome Console in Malaysia, Singapore and Cambodia;

-    the Channel Partner Agreement with PointRed Technologies;

- the agreement with Sintec to sell, distribute and promote their remote video surveillance cameras;

- the agreement with Telekom Sales and Services to sell, distribute and promote broadband access over standard copper telephone lines using Digital Subscriber Line technology in Malaysia;

- the reseller agreement with FaceKey Corporation to sell FaceKey's biometric-based security products; and

- A $9 million contract from Mutual Base Equity Sdn Bhd for the supply of biometric security products and EyStar SmartHome console over a three-year period, with the first delivery expected to commence in the fourth quarter of 2003.

With the above plans and barring any unforeseen circumstances, Management believes the Company will be able to continue as a going concern.

3.   SIGNIFICANT ACCOUNTING POLICIES

TRANSLATION OF CURRENCIES

The functional currency of the Company's subsidiaries is the Malaysian Ringgit. The financial statements of these subsidiaries are translated into United States dollars (USD) using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs and expenses. Translation gains and losses are treated as a component of shareholders' equity. The reporting currency used in the financial statements is USD unless otherwise stated.

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

NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per common share is calculated by dividing net income
(loss) by the weighted average number of common shares outstanding for the three-month periods ended March 31, 2003 and 2002. Diluted income (loss) per common share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to outstanding stock options and are determined using the treasury stock method. Basic and diluted net loss per share and the number of weighted shares outstanding are the same for the three-month periods ended March 31, 2003 and 2002, since the effect of inclusion of all outstanding options would be anti-dilutive.

GOODWILL

Goodwill, arising from the purchase of PTSB, represents the purchase price paid and liabilities assumed in excess of the fair market value of tangible assets acquired. The Company performed a goodwill impairment test in the fourth quarter of 2002 and determined that there was no goodwill impairment as of that test date. A goodwill impairment test will be performed annually in the fourth quarter or upon significant changes in the Company's business environment.

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

There was no provision for income taxes for the three-month period ended March 31, 2003 and 2002, as the Company incurred a net loss during the three-month period ended March 31, 2002, and net income for the three-month period ended March 31, 2003 was offset by a net operating loss carry forward. At December 31, 2002, the Company had approximately $2.8 million of net operating loss carry forwards, of which $1.6 million relates to the Company's activities in Malaysia and $1.2 million relates to the Company's activities in the United States. The net operating loss carry forward related to Malaysia can be carried forward indefinitely while the net operating loss carry forward related to the United States expires through the year 2023. The United States net operating loss carry forward may be subject to annual limitations based on ownership changes in the Company's common stock as provided by in section 382 of the Internal Revenue Code.

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

BUSINESS RISK

The Company is subject to risks and uncertainties common to technology-based companies, including rapid technological change, dependence on principal products and third-party technology, new product introductions and other activities of competitors, dependence on key personnel, and limited operating history.


4.   RELATED PARTY ACTIVITY

During the three-month period ended March 31, 2003, the Company recognized revenue of $39,079 for project consulting fees from a related party, pursuant to a consulting contract entered into on November 5, 2002.

During the three-month period ended March 31, 2003, in lieu of actual cash payment of project consulting fee receivables from a consulting contract and a contract to carry out the planning, design, project execution of broadband communications and networking systems/services for a commercial/housing project, management directed two customers to pay a total of $30,000 to an affiliated company to whom the Company had outstanding accounts payable. The net effect to the Company was that revenue was recognized and recorded payables were reduced by equal amounts.

At December 31, 2002, long-term receivables, related parties, consisted of $628,157 due from Synervest Sdn Bhd ("SSB"). This amount primarily arose in the year ended December 31, 1998 when the Company sold to SSB assets used in the operations of a subsidiary. Due to the uncertainty of collection of the related receivable, a related gain on the sale of the assets was deferred and is to be recognized only after all costs have been recovered and as payments are received. During the year ended December 31, 2002, payments received by the Company exceeded all remaining costs. The Company received $5,263 of the outstanding receivable during the three-month period ended March 31, 2003, resulting in a $5,263 realization of gain on sale of assets, related party. The deferred gain included in the balance sheet has been reduced accordingly. In lieu of actual cash payment of this Company receivable, management directed the related party to pay $5,263 to an affiliated company to whom the Company had outstanding accounts payable.


5.   SHAREHOLDERS' EQUITY

On February 16, 2002, the Company granted options to purchase 60,000 shares of the Company's common stock at $0.12 per share to a consultant for services to be provided to the Company. These options were originally exercisable in August 2002 through February 2007, contingent upon continuous service by the consultant through specified dates. Following the termination of the consultant's service in December 2002, these options, which vested August 16, 2002, were exercisable through March 2003. These options were not exercised and have been canceled as of March 31, 2003.

On September 16, 2002, the Company granted options to purchase 300,000 shares of the Company's common stock at $0.12 per share to a consultant for services to be provided to the Company. These options are exercisable through September 2007, contingent upon continuous service by the consultant through specified dates. 100,000 of the options, which vested March 15, 2003, were valued at $0.044 per share, 100,000 of the options, which vest May 15, 2003, were valued at $0.048 per share, and the remaining 100,000 options, which vest September 15, 2003, were valued at $0.056 per share, based upon the Black-Scholes option-pricing model, resulting in recognition of compensation expense of $5,033 during the three-month period ended March 31, 2003.

On December 4, 2002, the Company announced that its Board of Directors had approved a stock repurchase program for up to 10 million shares from the then public float of approximately 42.7 million shares which may be repurchased from time to time. The Company has until December 2003 to execute this stock repurchase program. Under the program, the Company can purchase shares of common stock through open market and/or privately negotiated transactions at prices deemed appropriate by management. The timing and amount of any repurchase transaction under this program will depend on market conditions and corporate and regulatory considerations. As of March 31, 2003, the Company has repurchased a total of 1,050,000 shares of its common stock, at an average price of $0.028, for a total cash consideration of $29,348. These shares were returned to treasury and are available for re-issuance at a future date.

6.   COMMITMENTS AND CONTINGENCIES

As of March 31, 2003, the Company has committed to purchase equipment valued at $300,000 for the commercial rollout of VISIONET. The purchase is conditional upon completion of successful trial of the equipment by the Company. The Company returned this equipment to the vendor in 2002 after trial results showed that the equipment was not able to perform to the standard expected by the Company. As of March 31, 2003, the vendor has not proposed to the Company any type of replacement equipment.

On November 28, 2001, the Company signed an agreement to purchase office space in Australia for $1.8 million Australian dollars (approximately $1,081,000 USD at March 31, 2003). The Company intends to lease the space for rental until it finalizes its plan to relocate its Asian headquarters to Australia. Pursuant to the terms of the agreement, the Company has paid a sum of $5,200 as deposit for the above property. The purchase is still pending as the property is subject to an existing lease. The Company has requested the seller to deliver vacant possession, and negotiations are ongoing between the seller and the lessee for the existing lease agreement to be terminated.

In January 2002, the Company signed an agreement to purchase approximately $19 million of equipment over the next five years. These equipment purchases are subject to inspection and acceptance by the Company depending upon certain performance standards being satisfactorily met. As of March 31, 2003, the Company has suspended the agreement until the vendor has rectified performance problems discovered by the Company during the trial of this equipment.

On September 27, 2002, the Company entered into a letter agreement with the shareholders of Convergent Technologies, Inc. ("CTI"), a privately held company, to acquire a majority interest in CTI for approximately $5.0 million. The acquisition is expected to be funded by a combination of cash and issuance of the Company's preferred stock. The acquisition is subject to completion of due diligence and execution of a definitive agreement and is expected to close in the second quarter of 2003.


7.   SIGNIFICANT CONCENTRATIONS OF CREDIT RISK

The Company grants credit, generally without collateral, to its customers. Two customers accounted for substantially all revenue earned during the three-month periods ended March 31, 2003 and 2002. For the three months ended March 31, 2003 and 2002, one customer accounted for approximately 57% and 50% of revenue, respectively, and another customer accounted for approximately 39% and 48% of revenue, respectively.

One supplier accounted for substantially all cost of revenue during the three-month periods ended March 31, 2003 and 2002. The Company is not dependent upon one supplier to provide the services that it requires. Since the fourth quarter of 2001, the Company has made a strategic decision to engage the services of one sole supplier after taking into consideration the quality of service and competitive pricing being offered. Should the need arise, the Company could utilize alternative suppliers for the services that it requires.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

THE FOLLOWING ANALYSIS OF THE OPERATIONS AND FINANCIAL CONDITION OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO, OF THE COMPANY CONTAINED ELSEWHERE IN THIS FORM 10-QSB.


OVERVIEW

Digital Broadband Networks, Inc. and subsidiaries (the "Company") is a system solution provider involved in application development, broadband network operation, delivery of value added applications and services; the sale of devices that utilize broadband networks and the sale of biometric security devices. The Company's principal operations include the development and operation of a wireless broadband network in Malaysia, the development of interactive, multimedia content for the Internet and the development licensing and/or sale of specific products and applications that utilize the capacities of a broadband network. These include the EyStar SmartHome Console, broadband modems, biometric systems and Internet-based cameras.

The Company conducts operations in the United States and Malaysia, and has three subsidiaries: Animated Electronic Industries Sdn Bhd ("AEI"), Perwimas Telecommunications Sdn Bhd ("PTSB") and EyStar Media Inc. ("EMI"). AEI, based in Malaysia, is involved in the design, development and production of multimedia content; provision of consulting services for website development, network engineering and project management in IT related projects. PTSB, a 86%-owned subsidiary of AEI, provides broadband and application services under licenses granted by the government of Malaysia. EMI, a wholly owned Delaware corporation seeks to acquire United States technology companies and to expand the Company's operations into the United States.

The accompanying condensed consolidated financial statements include the accounts of Digital Broadband Networks, Inc. and its subsidiaries: EMI, AEI and PTSB.

For the three months ended March 31, 2003, the Company's revenue was generated primarily from the following activities:

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

Significant Business Developments and Plan of Operation

The Company anticipates that it will continue to provide its existing multimedia development, consulting and broadband services to customers during 2003, and to market the EyStar SmartHome Console. In addition, the Company plans to introduce and actively market a new line of security and biometric products capable of integration with the EyStar SmartHome Console and utilizing the Company's ability to provide applications support. These products are the SmileCAM and FaceKey devices. The Company believes that these devices, when linked with the broadband technology that the Company seeks to exploit, will provide customers with comprehensive security and identification systems for which it is believed there will be a significant market.

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

In addition, the Company plans to continue its efforts to exploit the Application Service Provider (ASP) license granted to its subsidiary PTSB in September 2001, by the Malaysian Communications and Multimedia Commission. The ASP license will complement the wireless broadband license granted to the Company in June 1997. As an ASP, PTSB is permitted to offer enterprise access over the Internet to applications and related services that would otherwise have to be located in their computers. The Company anticipates that the ASP service may become an attractive alternative to locally based applications both for small and medium enterprises with lower budgets for information technology, and also for larger companies as a form of outsourcing.

Significant Contracts

For 2003, the Company hopes to generate additional revenue arising from the contracts described below. This description is intended to provide the reader with a description of the principal activities of the Company that are anticipated in 2003. Although the Company provides estimates of the time in which the contracts will be performed, revenues that may be generated and/or sales that are projected, there can be no assurance that the contracts will be performed as anticipated or that the revenues, or sales projected will be realized by the Company. The contracts may be terminated, limited, breached or delayed, may be subject to force majeure clauses or the obligations to pay for services rendered or products received may not be fulfilled.

a) In August 2001, the Company was awarded a consulting contract, estimated to generate revenue of $2.85 million through August 2005, to carry out the planning, design, project execution (including contract and project management) of all broadband communications and networking systems/services for Pulau Indah-Marina Village, a water oriented luxury resort, residential, hotel and spa project. Through December 31, 2002, the Company generated $109,000 of revenue on this contract. During the three months ended March 31, 2003, the Company recognized additional revenue of $44,000 on this contract. In lieu of cash payment, management directed the customer to pay $20,000 to an affiliated company to whom the Company had outstanding accounts payable. The net effect to the Company was that revenue was recognized and recorded payables were reduced by equal amounts.

b) In December 2001, the Company entered into a marketing agreement with Worldlink Dotcom Sdn. Bhd. (Worldlink) to distribute its service gateway for home/office automation in Malaysia, Singapore and Australia. In 2002, Worldlink was promoting the Company's service gateway to potential resellers and channel partners in the targeted markets. The Worldlink contract was projected by the Company to generate revenues of $4.0 million in 2003. Worldlink has, however, indicated that additional time is required to promote the Company's service gateway and secure orders from its resellers and channel partners and the revenue that will be realized during 2003 cannot be accurately forecast. The gateway bridges the Internet with internal home and office networks while facilitating the delivery of home and office applications including, but not limited to, security surveillance and video conferencing.

c) In January 2002, the Company appointed Mutual Base Equity Sdn. Bhd. (MBE) as one of its distributors in Malaysia and Singapore for sale of the EyStar SmartHome Console. Under the terms of the Distributor Agreement, MBE has been appointed for an initial duration of 3 years commencing January 4, 2002. Since that date, MBE has been attempting to secure contracts for the supply of the EyStar SmartHome Console to property developers in Malaysia and Singapore. The sales target for MBE is $17.5 million over the remaining term of the agreement. There can be no assurance, however, that MBE will meet its sales target.

d) The Company will attempt to secure contracts from local mobile networks to be jointly deployed with Aptilo Networks in 2003.

e) In January 2002, the Company's subsidiary, PTSB, was awarded a contract to carry out the planning, design, and project execution of all broadband communications and networking systems/services for a commercial/housing project in Selangor, Malaysia. Under the contract, PTSB will receive a total contract sum of $550,000 over 36 months beginning January 2003. The project, featuring 312 serviced apartments, 62 units of retail shops/offices and 120 units of housing for a government agency, is expected to be completed by December 2004. As a total solution provider, PTSB will also be responsible for the supply of its EyStar SmartHome Console as well as providing value-added broadband applications such as high speed Internet access, security surveillance, multimedia conferencing, home automation and video-on-demand. The Company generated $37,000 of revenue on this contract through December 31, 2002 and recognized an additional $42,000 of revenue during the three months ended March 31, 2003. In lieu of cash payment, management directed the customer to pay $10,000 of the $42,000 recognized to an affiliated company to whom the Company had outstanding accounts payable. The net effect to the Company was that revenue was recognized and recorded payables were reduced by equal amounts.

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

g) In November 2002, the Company was contracted by MY Architect ("MYA"), a related party, to provide consulting services relating to home automation, home networking, energy cost saving, security surveillance and monitoring for MYA's current projects involving two major commercial and housing developments in Malaysia. The Company expects to receive $550,000 in consulting fees over the next 18 months beginning December 1, 2002. The Company generated $19,737 of revenue on this contract through December 31, 2002 and recognized an additional $39,079 of revenue during the three months ended March 31, 2003. The Company also expects to secure additional contracts sometime in 2005, estimated at $4.0 million, from MYA's clients for the supply and installation of the EyStar SmartHome Console and its security system in the two commercial and housing developments.

h) In April 2003, the Company contracted with MYA to carry out the design, supply and installation of all broadband communications, access control and network security equipment for a mixed property development project in Selangor, Malaysia. The 30-month contract, expected to generate revenue of $3.2 million, will be implemented by AEI beginning in the third quarter of 2003. The project features a total of 10 blocks of residential and commercial high-rise properties.

i) In April 2003, the Company was awarded a $9 million contract by MBE for the supply of biometric security products and EyStar SmartHome consoles over a three-year period with the first delivery expected to commence in the fourth quarter of 2003.

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

In January 2002, the Company signed a Sales and Distribution Agreement with Cirronet Incorporated, to bundle Cirronet's wireless subscriber modem with the Company's EyStar SmartHome/Office Console for distribution worldwide. The agreement is for an initial period of 5 years and will thereafter be automatically renewable for one-year terms on each anniversary. Under the terms of the agreement, the Company has committed to purchase approximately $19 million of equipment over the next five years. These equipment purchases are subject to inspection and acceptance by the Company depending upon certain performance standards being satisfactorily met. As of March 31, 2003, the Company has received approximately $5,000 in equipment from Cirronet, but has experienced performance issues that have not been rectified. Concurrent with the Sales and Distribution Agreement, the Company has also entered into a 5-year Technical Support and Supply of Spares Agreement with Cirronet to insure uninterrupted supply of Cirronet's product.

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

On September 27, 2002, the Company entered into a letter agreement with the shareholders of Convergent Technologies, Inc. ("CTI"), a privately held company, to acquire a majority interest in CTI for approximately $5.0 million. CTI, a Delaware corporation, has investments in a private company providing an integrated virtual phone and unified communications service. This less expensive service provides subscribers with IP-based real-time, 2-way call and notification services combined with voice mail, e-mail and fax in a single message store. Subscribers will be assigned a personal number and can be connected to the integrated service through any Web-enabled device capable of handling voice and data communications. The acquisition is expected to be funded by a combination of cash and issuance of the Company's Preferred Stock. The acquisition is subject to completion of due diligence and execution of a definitive agreement and is expected to close in the second quarter of 2003.

On September 30, 2002, the Company signed a Distribution Agreement with Anova Broadband ("Anova") to distribute Anova's Digital Subscriber Line ("DSL") equipment in Asia, Australia and New Zealand. From April 2003, Anova has also granted the Company the right to market and distribute network and data security products produced by an associate company of Anova. Sale of the equipment shall commence after the Company has obtained equipment authorization certification from relevant regulatory authorities of the respective countries. The Company has yet to receive authorization certification for Anova's equipment from the relevant regulatory authorities due to certain technical issues. Anova is working with the Company to resolve these technical issues. The Company may suspend the agreement with Anova in the event that Anova is not able to resolve these technical issues by the third quarter of 2003.


COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2003 TO THE THREE MONTHS ENDED MARCH 31, 2002


REVENUES

Revenues for the three months ended March 31, 2003 totaled $3,582,053 compared to $3,335,338 for the three months ended March 31, 2002, an increase of $246,715 or 7%. The increase in net sales in the three months ended March 31, 2003 as compared to 2002 was mainly due to an increase in fees earned from the production of multimedia programs and revenue received for project consulting services. The increase was also due to income of $39,079 received from a related party for project consulting fees, pursuant to a consulting contract entered into on November 5, 2002. For the three months ended March 31, 2003, two customers, respectively, accounted for 57% and 39% of total revenue. For the three months ended March 31, 2002, two customers, respectively, accounted for 50% and 48% of total revenue.

GROSS PROFIT

Gross profit increased to $287,415 for the three months ended March 31, 2003, compared to $177,109 for the three months ended March 31, 2002, an increase of $110,306 or 62%. The increase in gross profit was due to increased consulting revenue in 2003. As a result of higher revenue, cost of revenue increased by $136,409, or 4%, to $3,294,638 in 2003 from $3,158,229 in 2002. The high cost of revenue percentage is a result of the Company requiring additional external resources in order to fulfill the demand for the Company's services. The outsourcing of content production work enabled the Company to develop a team of contractors that will assist the Company in producing multimedia content and applications that are crucial to its future business operation.

Sales and marketing expenses

Sales and marketing expenses decreased by $3,014, or 20%, to $12,402 for the three months ended March 31, 2003 compared to $15,416 for the three months ended March 31, 2002. The decrease was primarily due to lower marketing expenses incurred to promote the Company's business of developing and producing multimedia programs and provision of design and consulting services for interactive website development.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $207,251 for the three months ended March 31, 2003 compared to $220,372 for the three months ended March 31, 2002, a decrease of $13,121 or 6%. The decrease was mainly attributable to lower management fees payable to a company in which Mr. Patrick Lim, the Chairman and Chief Executive Officer of the Company, has a financial interest. The management fee was charged on the basis of time spent for the administration and management services provided to the Company. Management fees incurred to a related party were reduced to $5,000 per month for the three months ended March 31, 2003 from $10,000 per month for the three months ended March 31, 2002, a 50% decrease.

OTHER INCOME

Other income for the three months ended March 31, 2003 included recognition of a previously deferred gain of $5,263 related to a similar amount the Company received from its long-term receivable, related party. The receivable balance and total deferred gain was $628,157, respectively, as of December 31, 2002. This amount arose in the year ended December 31, 1998 when the Company sold assets used in the operations of a subsidiary to a related company. Due to the uncertainty of collection of the related receivable, the related gain on the sale of the assets was deferred and is to be recognized only after all costs have been recovered and as payments are received. During the year ended December 31, 2002, payments received by the Company exceeded all remaining costs. As a result the Company's long-term receivable, related party and deferred gain balances were reduced to $622,894 respectively, as of March 31, 2003.

NET INCOME (LOSS)

The Company recorded net income of $57,220 for the three months ended March 31, 2003 compared to a net loss of $65,803 for the three months ended March 31, 2002. The net income of $57,220 included recognition of a deferred gain of $5,263. Excluding this non-recurring transaction, the recorded net income would have been $51,957 for the three-month period ended March 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2003, the Company had cash of $1,334. All operations were funded from internally generated funds and working capital advanced by the Company's principal shareholder, director and officer of the Company. These advances bear no interest and have no fixed terms of repayment.

Cash provided by operating activities of $10,644 for the three months ended March 31, 2003 was mainly attributable to higher revenue for the three months ended March 31, 2003.

Net cash used by financing activities of $19,387 was primarily due to payment of $29,348 to reacquire 1,050,000 shares of its common stock and repayment of advances from an affiliated company in which Mr. Lim, the Company's principal shareholder, Chief Executive Officer ("CEO"), Chairman and Director, has a financial interest. As of March 31, 2003, the Company owed the related party company $150,049 for short-term cash advances made to the subsidiary of the Company for working capital purposes from time to time and for management fees. Additionally, as of March 31, 2003 the amount owed to Mr. Lim was $259,447. This amount was for short-term cash advances made to the Company and its subsidiaries for working capital purposes from time to time. These amounts are unsecured, bear no interest and have no fixed terms of repayment.

The independent auditors' report on the Company's financial statements for the year ended December 31, 2002 included a "going concern" explanatory paragraph, meaning the auditors have expressed substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to the factors prompting the explanatory paragraph are discussed below and also in Note 1 of the audited financial statements contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.

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

- Additional revenue provided by: (i) a consulting contract, which is estimated to generate approximately $250,000 of revenue in 2003, of which $44,263 was recognized during the three months ended March 31, 2003, to carry out the planning, design, project execution (including contract and project management) of all broadband communications and networking systems/services for Pulau Indah-Marina Village, (ii) a contract, which is estimated to generate approximately $250,000 of revenue in 2003, of which $42,132 was recognized during the three months ended March 31, 2003, to carry out the planning, design, project execution of all broadband communications and networking systems/services for a commercial/housing project in Selangor, Malaysia, (iii) a consulting contract entered into on November 5, 2002 with a related party, which is expected to generate approximately $300,000 of revenue in 2003, of which $39,079 was recognized during the three months ended March 31, 2003, to provide consulting services relating to home automation, home networking, energy cost saving, security surveillance and monitoring for two major commercial and housing developments in Malaysia, (iv) a contract entered into in April 2003 with a related party, which is estimated to generate approximately $3.2 million of revenue, over a 30-month period beginning September 2003, to carry out the design, supply and installation of all broadband communications, access control and network security equipment for a mixed property development project in Selangor, Malaysia.

-    The Company may consider a private placement of its shares.

-    The Company may also seek to obtain equipment financing.

The Company also hopes that additional cash will be generated from:

- the marketing agreement with Worldlink Dotcom Sdn. Bhd. to distribute its service gateway for home/office automation in Malaysia, Singapore and Australia;

- the distribution agreement with Mutual Base Equity Sdn. Bhd. for sale of the EyStar SmartHome Console in Malaysia, Singapore and Cambodia;

-    the Channel Partner Agreement with PointRed Technologies;

- the agreement with Sintec to sell, distribute and promote their remote video surveillance cameras;

- the agreement with Telekom Sales and Services to sell, distribute and promote broadband access over standard copper telephone lines using Digital Subscriber Line technology in Malaysia;

- the reseller agreement with FaceKey Corporation to sell FaceKey's biometric-based security products; and

- A $9 million contract from Mutual Base Equity Sdn Bhd for the supply of biometric security products and EyStar SmartHome console over a three-year period with the first delivery expected to commence in the fourth quarter of 2003.

In addition to internally generated funds and financial support from a director and major shareholder, the Company seeks to raise additional funds from equity or debt financing for its future working capital requirements. As of March 31, 2003, the Company has furniture and equipment of approximately $1.4 million for the roll out of its portal, build-out of VISIONET and implementation of its business plan. As of January 1, 2002, the Company has committed to an initial purchase of hardware valued at $250,000 for the limited commercial rollout of VISIONET in 2002. The Company received these equipment in 2002 for trial but had subsequently returned these to the vendor as the equipment did not perform to the standard as specified by the Company. The Company estimates that it would require additional capital expenditures of up to $2.0 million to implement its business plan to become a total system solution provider involved in application development, network operation, delivery of value added applications and services; and sale of its EyStar SmartHome Console. The Company has also committed to an initial purchase of software and hardware valued at $50,000 in conjunction with its announced strategic collaboration with Aptilo Networks, Sweden. There is, however, no assurance that financing will be available or, if available, that it would be offered to the Company on acceptable terms.

In November 2001, the Company signed an agreement to purchase office space in Australia for $1.8 million Australian dollars (approximately $1,081,000 USD at March 31, 2003). The Company intends to lease the space for rental until it finalizes its plan to relocate its Asian headquarters to Australia. Pursuant to the terms of the agreement, the Company has paid a sum of $5,200 as deposit for the above property. The purchase is still pending as the property is subject to an existing lease. The Company has requested the seller to deliver vacant possession and negotiations are ongoing between the seller and the lessee for the existing lease agreement to be terminated.

In January 2002, the Company signed an agreement to purchase approximately $19 million of equipment over the next five years. These equipment purchases are subject to inspection and acceptance by the Company depending upon certain performance standards being satisfactorily met. As of March 31, 2003, the Company has suspended the agreement until the vendor has rectified performance problems discovered by the Company during the trial of this equipment.

On September 27, 2002, the Company entered into a letter agreement with the shareholders of Convergent Technologies, Inc. ("CTI"), a privately held company, to acquire a majority interest in CTI for approximately $5.0 million. The acquisition is expected to be funded by a combination of cash and issuance of the Company's Preferred Stock. The acquisition is subject to completion of due diligence and execution of a definitive agreement and is expected to close in the second quarter of 2003.

On December 4, 2002, the Company announced that its Board of Directors had approved a stock repurchase program for up to 10 million shares from its then public float of approximately 42.7 million shares which may be repurchased from time to time. The Company has until December 2003 to execute this stock repurchase program. Under the program, the Company can purchase shares of common stock through open market and/or privately negotiated transactions at prices deemed appropriate by management. The timing and amount of any repurchase transaction under this program will depend on market conditions and corporate and any regulatory consideration. As of March 31, 2003, the Company has repurchased a total of 1,050,000 shares of its common stock, at an average price of $0.028, for a total cash consideration of $29,348. These shares were returned to treasury and are available for re-issuance at a future date.

The Company will continuously evaluate its financing requirements and may decide to consider alternative modes of financing.


ITEM 3. CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the Company's management concluded its evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. As of the Evaluation Date, the Company's Chairman and Chief Executive Officer and its Chief Financial Officer concluded that the Company maintains disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in the Company's reports under the Securities Act of 1934 (Exchange
Act) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chairman and Chief Executive Officer and its Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      Through March 31, 2003, the Company has repurchased a total of 1,050,000 shares of its common stock, at an average price of $0.028, for a total cash consideration of $29,348. These shares were returned to treasury and are available for re-issuance at a future date.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

    99.1    Certification by Chief Executive Officer pursuant to 18 U.S.C. 1350
    99.2    Certification by Chief Financial Officer pursuant to 18 U.S.C. 1350

    (b) Reports on Form 8-K:

       On March 31, 2003, the Company filed a report on Form 8-K which announced the Company's financial results for the fiscal year ended December 31, 2002. A copy of the Company's press release announcing the results was attached and incorporated by reference therein.

                                   SIGNATURES

     In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        DIGITAL BROADBAND NETWORKS, INC.
                                  (Registrant)



DATE: MAY 13, 2003                      BY: /s/ Patrick Soon-Hock Lim
                                            ------------------------------
                                            Patrick Soon-Hock Lim
                                            Chairman & Chief Executive Officer

DATE: MAY 13, 2003                      BY: /s/ Chee Hong Leong
                                           ------------------------------
                                           Chee Hong Leong
                                           Chief Financial Officer
                                           (Principal Financial Officer and
                                           Principal Accounting Officer)

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

Date:  May 13, 2003

                                                 /s/  Patrick Soon-Hock Lim
                                                -------------------------------
                                                      Patrick Soon-Hock Lim
                                                      Chief Executive Officer

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

Date:  May 13, 2003

                                                   /s/  Chee Hong Leong
                                                  -----------------------------
                                                        Chee Hong Leong
                                                        Chief Financial Officer
                                       27