Form 10QSB
period 2003-06-30
DIGITAL BROADBAND NETWORKS INC
filed 2003-08-04
CIK 940516

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                      1934

                    FOR QUARTERLY PERIOD ENDED JUNE 30, 2003

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

Yes  X    No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


        Class                     Number of shares outstanding at August 1, 2003
        -------                   ----------------------------------------------
Common stock, $.00001 par value                         97,678,899



FORM 10-QSB
2ND QUARTER
                                      INDEX

                                                                                                        Page
PART I  -  FINANCIAL INFORMATION

         ITEM 1. FINANCIAL STATEMENTS

         Condensed consolidated balance sheet as at June 30, 2003 (Unaudited)                             3

         Condensed consolidated statements of operations for
         the three-month and six-month periods ended June 30, 2003 and
         June 30, 2002 (Unaudited)                                                                        4

         Condensed consolidated statements of cash flows for the six-month
         periods ended June 30, 2003 and June 30, 2002 (Unaudited)                                        5

         Notes to condensed consolidated financial statements (Unaudited)                              6 - 12

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS                                                 13 - 22

         ITEM 3. CONTROLS AND PROCEDURES                                                                 22


PART II - OTHER INFORMATION

         ITEM 1. LEGAL PROCEEDINGS                                                                       23

         ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS                                               23

         ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                                         23

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                     23

         ITEM 5. OTHER INFORMATION                                                                       23

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                                        23

         SIGNATURES                                                                                      24


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




PART I -  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                DIGITAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2003
                                   (Unaudited)

                                     ASSETS
Current assets:
     Cash                                                                                        $        165,157
     Accounts receivable, less allowance for doubtful accounts of $156,000                              1,801,053
     Other accounts receivable                                                                                165
     Prepaid expenses                                                                                      22,047
     Inventories                                                                                            3,098
                                                                                                 ----------------
              Total current assets                                                                      1,991,520
                                                                                                 ----------------
Furniture and equipment, net                                                                            1,326,535
Goodwill                                                                                                  471,150
Long-term receivables, related parties                                                                    608,420
                                                                                                 ----------------
                                                                                                 $      4,397,625
                                                                                                 ================
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current portion of capital lease obligations                                                $         61,344
     Accounts payable                                                                                     399,036
     Accrued expenses                                                                                     107,569
     Amount due to an affiliated company                                                                  141,865
     Amount due to a director                                                                              48,592
                                                                                                 ----------------
              Total current liabilities                                                                   758,406
                                                                                                 ----------------
Capital lease obligations, net of current portion                                                          74,444
Deferred gain                                                                                             608,420
                                                                                                 ----------------
              Total liabilities                                                                         1,441,270
                                                                                                 ----------------
Minority interest                                                                                         224,515
                                                                                                 ----------------
Commitments and contingencies

Shareholders' equity:
     Preferred stock, $0.10 par value; 1,000,000 shares authorized;
       no shares issued and outstanding
     Common stock, $.00001 par value; 100,000,000 shares authorized;
       98,983,899 shares issued                                                                               989
     Additional paid-in capital                                                                         3,567,045
     Treasury stock, 1,305,000 shares at cost                                                             (52,298)
     Options                                                                                               14,800
     Deferred compensation                                                                                 (1,167)
     Accumulated deficit                                                                                 (854,098)
     Accumulated other comprehensive income                                                                56,569
                                                                                                 ----------------
              Total shareholders' equity                                                                2,731,840
                                                                                                 ----------------
                                                                                                 $      4,397,625
                                                                                                 ================
                                 See accompanying notes to condensed consolidated financial statements





                               DIGITAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                (Unaudited)

                                                                   Three months ended              Six months ended
                                                                         June 30                        June 30
                                                                   2003           2002           2003            2002
                                                                  ------         -------        ------          -------
Revenues:
     Related parties                                          $      88,685  $     100,000   $     127,764  $     100,000
     Others                                                       3,796,657      3,522,312       7,339,631      6,857,650
                                                              -------------  -------------   -------------  -------------
                                                                  3,885,342      3,622,312       7,467,395      6,957,650

Cost of revenues                                                  3,444,053      3,402,838       6,738,691      6,561,067
                                                              -------------  -------------   -------------  -------------
Gross profit                                                        441,289        219,474         728,704        396,583
                                                              -------------  -------------   -------------  -------------
Operating expenses:
     Sales and marketing                                              3,050         19,915          15,452         35,331
     General and administrative:
       Related parties                                               15,000         30,000          30,000         60,000
       Others                                                       178,952        204,126         371,203        394,498
                                                              -------------  -------------   -------------  -------------
Total operating expenses                                            197,002        254,041         416,655        489,829
                                                              -------------  -------------   -------------  -------------
Income (loss) from operations                                       244,287        (34,567)        312,049        (93,246)
                                                              -------------  -------------   -------------  -------------
Other income (expense):
     Interest expense                                                (3,138)        (4,014)         (6,495)        (8,247)
     Gain on disposal of assets, related party                       14,474             --          19,737             --
     Other income                                                        --             --              --            135
                                                              -------------  -------------   -------------  -------------
                                                                     11,336         (4,014)         13,242         (8,112)
                                                              -------------  -------------   -------------  -------------

Income (loss) before minority interest                              255,623        (38,581)        325,291       (101,358)
Minority interest                                                   (32,613)         1,179         (45,061)        (1,847)
                                                              -------------  -------------   -------------  -------------

Net income (loss)                                             $     223,010  $     (37,402)  $     280,230  $    (103,205)
                                                              =============  =============   =============  =============

Net income (loss) per common share:
     Basic and diluted                                        $           *  $           *   $           *  $           *
                                                              =============  =============   =============  =============
Weighted average shares outstanding:
     Basic and diluted                                           97,820,921     98,736,339      98,284,722     98,352,909
                                                              =============  =============   =============  =============


* Less than $.01 per share










                                 See accompanying notes to condensed consolidated financial statements





                               DIGITAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (Unaudited)

                                                                                             Six Months Ended
                                                                                                 June 30
                                                                                           2003                 2002
                                                                                         --------             --------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net cash provided by (used in) operating activities                            $         384,446     $      (143,070)
                                                                                    -----------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of furniture and equipment                                                           --             (12,086)
                                                                                    -----------------     ---------------
           Net cash used in investing activities                                                   --             (12,086)
                                                                                    -----------------     ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from exercise of stock options                                                    2,805              89,029
     Payment for reacquisition of shares of common stock                                      (52,298)           (100,000)
     Net advances from affiliated company                                                       6,396             188,080
     Net repayment of advances from a director                                               (177,347)            (10,204)
     Payment of obligation under capital leases                                                (8,922)             (3,524)
                                                                                    -----------------     ---------------
           Net cash (used in) provided by financing activities                               (229,366)            163,381
                                                                                    -----------------     ---------------

Net increase in cash                                                                          155,080               8,225
Cash, beginning of period                                                                      10,077                 402
                                                                                    -----------------     ---------------
Cash, end of period                                                                 $         165,157     $         8,627
                                                                                    =================     ===============

Supplemental disclosure of non-cash financing activities:

Payments on accounts receivable made directly by customers to an
   affiliated company for amounts the Company owed it.                              $          35,263     $            --
                                                                                    =================     ===============

                                 See accompanying notes to condensed consolidated financial statements


                        DIGITAL BROADBAND NETWORKS, INC.
          NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (UNAUDITED)

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


2.       MANAGEMENT'S PLANS

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

For the six-month period ended June 30, 2003, the Company's revenue was primarily generated from the following activities:

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

As in the establishment of many other new businesses, there are various risk factors including competition, technology availability and market acceptance. The Company believes it will require substantial amounts of capital to fully establish its business.

The Company's plan to improve its profitability centers on expanding its business in application development, sale of its EyStar SmartHome Console and the roll out of its portal for remote video surveillance and home/office automation applications.

The Company believes that sufficient cash will be generated from the following sources to fund its operations for the next twelve months:

- Intensification of efforts to collect overdue receivables. The Company intends to keep close contact with its debtors to keep updated on their liquidity status. Legal action will only be taken as a last resort.

- Advances from a director/officer who is also a major shareholder if required to finance the Company's working capital requirements.

- Additional revenue provided by: (i) a consulting contract, which is estimated to generate approximately $250,000 of revenue in 2003, of which $167,000 was recognized during the six months ended June 30, 2003, to carry out the planning, design, project execution (including contract and project management) of all broadband communications and networking systems/services for Pulau Indah-Marina Village, (ii) a contract, which is estimated to generate approximately $250,000 of revenue in 2003, of which $96,000 was recognized during the six months ended June 30, 2003, to carry out the planning, design, project execution of all broadband communications and networking systems/services for a commercial/housing project in Selangor, Malaysia, (iii) a consulting contract entered into on November 5, 2002 with a related party, which is expected to generate approximately $300,000 of revenue in 2003, of which $128,000 was recognized during the six months ended June 30, 2003, to provide consulting services relating to home automation, home networking, energy cost saving, security surveillance and monitoring for two major commercial and housing developments in Malaysia,
     (iv) a contract entered into in April 2003 with a related party, which is estimated to generate approximately $3.2 million of revenue, over a 30-month period beginning September 2003, to carry out the design, supply and installation of all broadband communications, access control and network security equipment for a mixed property development project in Selangor, Malaysia.

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

- A $9 million contract from Mutual Base Equity Sdn Bhd for the supply of biometric security products and EyStar SmartHome console over a three-year period, with the first delivery expected to commence in the fourth quarter of 2003;

- A contract, which is expected to commence in the fourth quarter of 2003 after the finalizing of technical specifications with relevant regulatory authorities, to implement a biometric security recognition and identification system comprising of hardware, software and the issuance of security identity cards over a 10 year period; and

- A $2.0 million contract with a related party to supply and install a biometric security system for access control and time attendance in Malaysia. The contract is expected to commence in the fourth quarter of 2003 and be completed within six months from the commencement date. In addition to the supply contract, the Company was awarded a maintenance contract for 5 years. This maintenance contract begins following the completion of the project and is expected to generate annual recurring revenue of approximately $250,000.

With the above plans and barring any unforeseen circumstances, Management believes the Company will be able to continue to improve profitability.


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

NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per common share is calculated by dividing net income
(loss) by the weighted average number of common shares outstanding for the three-month and six-month periods ended June 30, 2003 and 2002. Diluted income
(loss) per common share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to outstanding stock options and are determined using the treasury stock method. Basic and diluted net loss per share and the number of weighted shares outstanding are the same for the three-month and six-month periods ended June 30, 2003 and 2002, since the effect of inclusion of all outstanding options would be anti-dilutive.

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

There was no provision for income taxes for the three-month and six-month periods ended June 30, 2003 and 2002, as the Company incurred a net loss during the three-month and six-month periods ended 2002, and net income for the three-month and six-month periods ended June 30, 2003 was offset by a net operating loss carry forward. At December 31, 2002, the Company had approximately $2.8 million of net operating loss carry forwards, of which $1.6 million relates to the Company's activities in Malaysia and $1.2 million relates to the Company's activities in the United States. The Malaysian net operating loss carry forward can be carried forward indefinitely while the United States net operating loss carry forward expires through the year 2023. The United States net operating loss carry forward may be subject to annual limitations based on ownership changes in the Company's common stock as provided by in
Section 382 of the Internal Revenue Code.

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


4.   RELATED PARTY ACTIVITY

During the six-month period ended June 30, 2003, the Company recognized revenue of $127,764 for project consulting fees from a related party, pursuant to a consulting contract entered into on November 5, 2002.

During the six-month period ended June 30, 2003, in lieu of actual cash payment of project consulting fee receivables from a consulting contract and a contract to carry out the planning, design, project execution of broadband communications and networking systems/services for a commercial/housing project, management directed two customers to pay a total of $30,000 to an affiliated company to whom the Company had outstanding accounts payable. The net effect to the Company was that revenue was recognized and recorded payables were reduced by equal amounts.

At December 31, 2002, long-term receivables, related parties, consisted of $628,157 due from Synervest Sdn Bhd ("SSB"). This amount primarily arose in the year ended December 31, 1998 when the Company sold to SSB assets used in the operations of a subsidiary. Due to the uncertainty of collection of the related receivable, a related gain on the sale of the assets was deferred and is to be recognized only after all costs have been recovered and as payments are received. During the year ended December 31, 2002, payments received by the Company exceeded all remaining costs. The Company received $14,474 and $19,737 of the outstanding receivable during the three-month and six-month periods ended June 30, 2003, resulting in a realization of gain on sale of assets, related party for those periods. The deferred gain included in the balance sheet has been reduced accordingly. In lieu of actual cash payment of this Company receivable, management directed the related party to pay $5,263 of the $19,737 to an affiliated company to whom the Company had outstanding accounts payable.


5.   SHAREHOLDERS' EQUITY

On February 16, 2002, the Company granted options to purchase 60,000 shares of the Company's common stock at $0.12 per share to a consultant for services to be provided. These options were originally exercisable in August 2002 through February 2007, contingent upon continuous service by the consultant through specified dates. Following the termination of the consultant's service in December 2002, these options were exercisable through March 2003. These options were not exercised and have been canceled in 2003.

On September 16, 2002, the Company granted options to purchase 300,000 shares of the Company's common stock at $0.12 per share to a consultant for services to be provided to the Company. These options are exercisable through September 2007, contingent upon continuous service by the consultant through specified dates. 100,000 of the options, which vested March 15, 2003, were valued at $0.044 per share, 100,000 of the options, which vested May 15, 2003, were valued at $0.048 per share, and the remaining 100,000 options, which vest September 15, 2003, were valued at $0.056 per share, based upon the Black-Scholes option-pricing model, resulting in recognition of compensation expense of $7,333 during the six-month period ended June 30, 2003.

On December 4, 2002, the Company announced that its Board of Directors had approved a stock repurchase program for up to 10 million shares from the then public float of approximately 42.7 million shares which may be repurchased from time to time. The Company has until December 2003 to execute this stock repurchase program. Under the program, the Company can purchase shares of common stock through open market and/or privately negotiated transactions at prices deemed appropriate by management. The timing and amount of any repurchase transaction under this program will depend on market conditions and corporate and regulatory considerations. As of June 30, 2003, the Company has repurchased a total of 1,305,000 shares of its common stock, at an average price of $0.04, for a total cash consideration of $52,298. These shares were returned to treasury and are available for re-issuance at a future date.

On June 13, 2003, an officer of the Company exercised options to purchase 33,000 shares of the Company's common stock at an exercise price of $0.085 per share, for a total cash consideration of $2,805.

6.   COMMITMENTS AND CONTINGENCIES

As of June 30, 2003, the Company has committed to purchase equipment valued at $300,000 for the commercial rollout of VISIONET. The purchase is conditional upon completion of successful trial of the equipment by the Company. The Company returned this equipment to the vendor in 2002 after trial results showed that the equipment was not able to perform to the standard expected by the Company. As of June 30, 2003, the vendor has not proposed to the Company any type of replacement equipment.

On November 28, 2001, the Company signed an agreement to purchase office space in Australia for $1.8 million Australian dollars (approximately $1,200,000 USD at June 30, 2003). The Company intends to lease the space for rental until it finalizes its plan to relocate its Asian headquarters to Australia. Pursuant to the terms of the agreement, the Company has paid a sum of $5,200 as deposit for the above property. The purchase is still pending as the property is subject to an existing lease. The Company has requested the seller to deliver vacant possession, and negotiations are ongoing between the seller and the lessee for the existing lease agreement to be terminated.

In January 2002, the Company signed an agreement to purchase approximately $19 million of equipment over the next five years. These equipment purchases are subject to inspection and acceptance by the Company depending upon certain performance standards being satisfactorily met. The vendor has been notified by the Company that the equipment did not meet the performance standards during the trial. Following the failure of the vendor to rectify the problems encountered by the Company, the agreement was terminated on May 19, 2003 and the trial equipment has been returned to the vendor.

On September 27, 2002, the Company entered into a letter agreement with the shareholders of Convergent Technologies, Inc. ("CTI"), a privately held company, to acquire a majority interest in CTI for approximately $5.0 million. On May 19, 2003, the Company signed a purchase agreement with CTI's shareholders to acquire the entire outstanding common stock of CTI for $2.6 million. The closing of the agreement is subject to specific performance by the Company and CTI's shareholders and can be terminated any time prior to closing by mutual agreement of both parties. The purchase price was originally $5.0 million, but was revised to $2.6 million after the Company completed its due diligence and further negotiation with CTI's shareholders. Pursuant to the purchase agreement, CTI's shareholders will receive $500,000 cash and 500,000 shares of the Company's preferred stock. The Company expects to fund the cash portion of the purchase through a combination of internally generated funds and advances from a director who is also the major shareholder of the Company. The purchase was to be completed on July 15, 2003, however the Company and CTI's shareholders have mutually agreed to extend the closing date of the purchase to October 15, 2003.


7.   SIGNIFICANT CONCENTRATIONS OF CREDIT RISK

The Company grants credit, generally without collateral, to its customers. Two customers accounted for substantially all revenue earned during the six-month periods ended June 30, 2003 and 2002. For the six months ended June 30, 2003 and 2002, one customer accounted for approximately 54% and 50% of revenue, respectively, and another customer accounted for approximately 41% and 48% of revenue, respectively.

One supplier accounted for substantially all cost of revenue during the six-month periods ended June 30, 2003 and 2002. The Company is not dependent upon one supplier to provide the services that it requires. Since the fourth quarter of 2001, the Company has made a strategic decision to engage the services of one sole supplier after taking into consideration the quality of service and competitive pricing being offered. Should the need arise, the Company could utilize alternative suppliers for the services that it requires.

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

For the six months ended June 30, 2003, the Company's revenue was generated primarily from the following activities:

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

a) In August 2001, the Company was awarded a consulting contract, estimated to generate revenue of $2.85 million through August 2005, to carry out the planning, design, project execution (including contract and project management) of all broadband communications and networking systems/services for Pulau Indah-Marina Village, a water oriented luxury resort, residential, hotel and spa project. Through December 31, 2002, the Company generated $109,000 of revenue on this contract. During the three months and six months ended June 30, 2003, the Company recognized additional revenue of $123,000 and $167,000 on this contract, respectively. In lieu of cash payment, management directed the customer to pay $20,000 of the $167,000 recognized to an affiliated company to whom the Company had outstanding accounts payable. The net effect to the Company was that revenue was recognized and recorded payables were reduced by equal amounts.

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

e) In January 2002, the Company's subsidiary, PTSB, was awarded a contract to carry out the planning, design, and project execution of all broadband communications and networking systems/services for a commercial/housing project in Selangor, Malaysia. Under the contract, PTSB will receive a total contract sum of $550,000 over 36 months beginning January 2003. The project, featuring 312 serviced apartments, 62 units of retail shops/offices and 120 units of housing for a government agency, is expected to be completed by December 2004. As a total solution provider, PTSB will also be responsible for the supply of its EyStar SmartHome Console as well as providing value-added broadband applications such as high speed Internet access, security surveillance, multimedia conferencing, home automation and video-on-demand. The Company generated $37,000 of revenue on this contract through December 31, 2002 and recognized an additional $54,000 and $96,000 of revenue during the three months and six months ended June 30, 2003. In lieu of cash payment, management directed the customer to pay $10,000 of the $96,000 recognized to an affiliated company to whom the Company had outstanding accounts payable. The net effect to the Company was that revenue was recognized and recorded payables were reduced by equal amounts.

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

g) In November 2002, the Company was contracted by MY Architect ("MYA"), a related party, to provide consulting services relating to home automation, home networking, energy cost saving, security surveillance and monitoring for MYA's current projects involving two major commercial and housing developments in Malaysia. The Company expects to receive $550,000 in consulting fees over the next 18 months beginning December 1, 2002. The Company generated $20,000 of revenue on this contract through December 31, 2002 and recognized an additional $89,000 and $128,000 of revenue during the three months and six months ended June 30, 2003. The Company also expects to secure additional contracts sometime in 2005, estimated at $4.0 million, from MYA's clients for the supply and installation of the EyStar SmartHome Console and its security system in the two commercial and housing developments.

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

j) In June 2003, the Company signed a contract to implement a biometric security recognition and identification system comprising of hardware, software and issuance of security identity cards over a ten-year period. The contract, which is expected to commence in the fourth quarter of 2003, after the finalizing of technical specifications with relevant regulatory authorities, is estimated to generate revenue of $15 million through the first quarter of 2005.

k) In June 2003, the Company was awarded a $2.0 million contract to supply and install a biometric security system for access control and time attendance in Malaysia. The project is estimated to commence during the fourth quarter of 2003 and be completed within six months of the commencement date. The Company was also awarded a maintenance contract for 5 years thereafter. This maintenance contract begins following the completion of the project and is expected to generate annual recurring revenue of approximately $250,000.

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

In December 2002, the Company's subsidiary, AEI executed an Agreement with Telekom Sales and Services Sdn Bhd ("TM"), a subsidiary of Telekom Malaysia Berhad, to sell, distribute and promote broadband access over standard copper telephone lines using Digital Subscriber Line technology. The service, brand named TMnet Streamyx, was first launched in August 2002. TMnet Streamyx is a high-speed access service providing "always-on" connection to the Internet. This service currently covers 100 urban locations in Malaysia. The agreement with TM is for an initial period of one year and maybe extended for a further period to be agreed by both parties. Under the terms of the agreement, AEI is required to achieve a minimum sales of $66,000 (RM250,000) for 2003. The agreement with TM complements the Company's Distribution Agreement with Anova to distribute Anova's DSL equipment, including modems and routers.

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

In January 2002, the Company signed a Sales and Distribution Agreement with Cirronet Incorporated, to bundle Cirronet's wireless subscriber modem with the Company's EyStar SmartHome/Office Console for distribution worldwide. The agreement was for an initial period of 5 years and will thereafter be automatically renewable for one-year terms on each anniversary. Under the terms of the agreement, the Company committed to the purchase of approximately $19 million of equipment over a five-year period. Concurrent with the Sales and Distribution Agreement, the Company has also entered into a 5-year Technical Support and Supply of Spares Agreement with Cirronet to insure uninterrupted supply of Cirronet's product. These equipment purchases were subject to inspection and acceptance by the Company depending upon certain performance standards being satisfactorily met. The Company received approximately $5,000 in equipment from Cirronet, but experienced performance issues that were not rectified. Following the failure of Cirronet to rectify the problems encountered during the trial, both agreements were terminated on May 19, 2003 and the trial equipment has been returned to Cirronet.

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

On September 27, 2002, the Company entered into a letter agreement with the shareholders of Convergent Technologies, Inc. ("CTI"), a privately held company, to acquire a majority interest in CTI for approximately $5.0 million. On May 19, 2003, the Company signed a purchase agreement with CTI's shareholders to acquire the entire outstanding common stock of CTI for $2.6 million. The closing of the agreement is subject to specific performance by the Company and CTI's shareholders and can be terminated any time prior to closing by mutual agreement of both parties. The purchase price was originally $5.0 million, but was revised to $2.6 million after the Company completed its due diligence and further negotiation with CTI's shareholders. Pursuant to the purchase agreement, CTI's shareholders will receive $500,000 cash and 500,000 shares of the Company's preferred stock. The Company expects to fund the cash portion of the purchase through a combination of internally generated funds and advances from a director who is also the major shareholder of the Company. The purchase was to be completed on July 15, 2003, however the Company and CTI's shareholders have mutually agreed to extend the closing date of the purchase to October 15, 2003.

On September 30, 2002, the Company signed a Distribution Agreement with Anova Broadband ("Anova") to distribute Anova's Digital Subscriber Line ("DSL") equipment in Asia, Australia and New Zealand. Beginning April 2003, Anova has also granted the Company the right to market and distribute network and data security products produced by an associate company of Anova. Sale of the equipment shall commence after the Company has obtained equipment authorization certification from relevant regulatory authorities of the respective countries. The Company has yet to receive authorization certification for Anova's equipment from the relevant regulatory authorities due to certain technical issues. Anova is working with the Company to resolve these technical issues. The Company may suspend the agreement with Anova in the event that Anova is not able to resolve these technical issues by the third quarter of 2003.


COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2003 TO THE THREE MONTHS ENDED JUNE 30, 2002

REVENUES

Revenues for the three months ended June 30, 2003 totaled $3,885,342 compared to $3,622,312 for the three months ended June 30, 2002, an increase of $263,030 or 7%. The increase in net sales for the three months ended June 30, 2003 as compared to 2002 was mainly due to an increase in fees earned from the production of multimedia programs and revenue received for project consulting services. The increase was also due to income of $88,685 received from a related party for project consulting fees, pursuant to a consulting contract entered into on November 5, 2002. For the three months ended June 30, 2003, two customers, respectively, accounted for 51% and 43% of total revenue. For the three months ended June 30, 2002, two customers, respectively, accounted for 49% and 48% of total revenue.

GROSS PROFIT

Gross profit increased to $441,289 for the three months ended June 30, 2003, compared to $219,474 for the three months ended June 30, 2002, an increase of $221,815 or 101%. The increase in gross profit was due to higher consulting revenue, which has a higher margin than production work, in 2003. Cost of revenue increased by $41,215 or 1%, to $3,444,053 in 2003 from $3,402,838 in
2002. The higher cost of revenue is a result of the Company requiring additional external resources in order to fulfill the demand for the Company's services. The outsourcing of content production work enabled the Company to develop a team of contractors that will assist the Company in producing multimedia content and applications that are crucial to its future business operation.

SALES AND MARKETING EXPENSES

Sales and marketing expenses decreased by $16,865, or 85%, to $3,050 for the three months ended June 30, 2003 compared to $19,915 for the three months ended June 30, 2002. The decrease was primarily due to lower marketing expenses incurred to promote the Company's business of developing and producing multimedia programs and provision of design and consulting services for interactive website development.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $193,952 for the three months ended June 30, 2003 compared to $234,126 for the three months ended June 30, 2002, a decrease of $40,174 or 17%. The decrease was attributable to a decrease in professional fees and lower management fees payable to a company in which Mr. Patrick Lim, the Chairman and Chief Executive Officer of the Company, has a financial interest. The management fee was charged on the basis of time spent for the administration and management services provided to the Company. Management fees incurred to a related party were reduced to $5,000 per month for the three months ended June 30, 2003 from $10,000 per month for the three months ended June 30, 2002, a 50% decrease.

OTHER INCOME

Other income for the three months ended June 30, 2003 included recognition of a previously deferred gain of $14,474 related to a similar amount the Company received from its long-term receivable, related party. The receivable balance and total deferred gain was $628,157, respectively, as of December 31, 2002. This amount arose in the year ended December 31, 1998 when the Company sold assets used in the operations of a subsidiary to a related company. Due to the uncertainty of collection of the related receivable, the related gain on the sale of the assets was deferred and is to be recognized only after all costs have been recovered and as payments are received. During the year ended December 31, 2002, payments received by the Company exceeded all remaining costs. As a result the Company's long-term receivable, related party and deferred gain balances were reduced to $608,420 respectively, as of June 30, 2003.

NET INCOME (LOSS)

The Company recorded net income of $223,010 for the three months ended June 30, 2003 compared to a net loss of $37,402 for the three months ended June 30, 2002. The net income of $223,010 included recognition of a deferred gain of $14,474. Excluding this non-recurring transaction, the recorded net income would have been $208,536 for the three-month period ended June 30, 2003.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2003 TO THE SIX MONTHS ENDED JUNE 30, 2002


REVENUES

Revenues for the six months ended June 30, 2003 totaled $7,467,395 compared to $6,957,650 for the six months ended June 30, 2002, an increase of $509,745 or 7%. The increase in net sales in the six months ended June 30, 2003 as compared to 2002 was mainly due to an increase in fees earned from the production of multimedia programs and revenue received for project consulting services. The increase was also due to income of $127,764 received from a related party for project consulting fees, pursuant to a consulting contract entered into on November 5, 2002. For the six months ended June 30, 2003, two customers, respectively, accounted for 54% and 41% of total revenue. For the six months ended June 30, 2002, two customers, respectively, accounted for 50% and 48% of total revenue.


GROSS PROFIT

Gross profit increased to $728,704 for the six months ended June 30, 2003, compared to $396,583 for the six months ended June 30, 2002, an increase of $332,121 or 84%. The increase in gross profit was due to a higher consulting revenue, which has a higher margin than production work, in 2003. Cost of revenue increased by $177,624 or 3%, to $6,738,681 in 2003 from $6,561,067 in
2002. This increase was a result of the Company requiring additional external resources in order to fulfill the higher demand for the Company's services. The outsourcing of content production work enabled the Company to develop a team of contractors that will assist the Company in producing multimedia content and applications that are crucial to its future business operation.


SALES AND MARKETING EXPENSES

Sales and marketing expenses decreased by $19,879, or 56%, to $15,452 for the six months ended June 30, 2003 from $35,331 for the six months ended June 30, 2002. The decrease was primarily due to lower marketing expenses incurred to promote the Company's business of developing and producing multimedia programs and provision of design and consulting services for interactive website development.


GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $401,203 for the six months ended June 30, 2003 compared to $454,498 for the six months ended June 30, 2002, a decrease of $53,295 or 12%. The decrease was attributable to a decrease of professional fees and lower management fees payable to a company in which Mr. Patrick Lim, the Chairman and Chief Executive Officer of the Company, has a financial interest. The management fee was charged on the basis of time spent for the administration and management services provided to the Company. Management fees incurred to a related party were reduced to $5,000 per month for the six months ended June 30, 2003 from $10,000 per month for the six months ended June 30, 2002, a 50% decrease.

OTHER INCOME

Other income for the six months ended June 30, 2003 included recognition of a previously deferred gain of $19,737 related to a similar amount the Company received from its long-term receivable, related party. The receivable balance and total deferred gain was $628,157, respectively, as of December 31, 2002. This amount arose in the year ended December 31, 1998 when the Company sold assets used in the operations of a subsidiary to a related company. Due to the uncertainty of collection of the related receivable, the related gain on the sale of the assets was deferred and is to be recognized only after all costs have been recovered and as payments are received. During the year ended December 31, 2002, payments received by the Company exceeded all remaining costs. As a result the Company's long-term receivable, related party and deferred gain balances were reduced to $608,420 respectively, as of June 30, 2003.


NET INCOME (LOSS)

The Company recorded net income of $280,230 for the six months ended June 30, 2003 compared to a net loss of $103,205 for the six months ended June 30, 2002. The net income of $280,230, included recognition of a deferred gain of $19,737. Excluding this non-recurring transaction, the recorded net income would have been $260,493 for the six-month period ended June 30, 2003.


LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2003, the Company had cash of $165,157. All operations were funded from internally generated funds and working capital advanced by the Company's principal shareholder, director and officer of the Company. These advances bear no interest and have no fixed terms of repayment.

Cash provided by operating activities of $384,446 for the six months ended June 30, 2003 was mainly attributable to higher revenue and reduced costs for the six months ended June 30, 2003.

Net cash used in financing activities of $229,366 was primarily due to payment of $52,298 to reacquire 1,305,000 shares of its common stock and repayment of $177,347 of advances from Mr. Lim, the Company's principal shareholder, Chief Executive Officer ("CEO"), Chairman and Director, for short-term cash advances made to the subsidiary of the Company for working capital purposes from time to time. These payments were offset by advances of $6,396 received from an affiliated company in which Mr. Lim has a financial interest. As of June 30, 2003, the Company owed the related party company $141,865 for short-term cash advances made to the subsidiary of the Company for working capital purposes from time to time and for management fees. Additionally, as of June 30, 2003 the amount owed to Mr. Lim was $48,592. These amounts are unsecured, bear no interest and have no fixed terms of repayment.

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

In addition to internally generated funds and financial support from a director and major shareholder, the Company seeks to raise additional funds from equity or debt financing for its future working capital requirements. As of June 30, 2003, the Company has furniture and equipment of approximately $1.4 million for the roll out of its portal, build-out of VISIONET and implementation of its business plan. As of January 1, 2002, the Company has committed to an initial purchase of hardware valued at $250,000 for the limited commercial rollout of VISIONET in 2002. The Company received this equipment in 2002 for trial but had subsequently returned these to the vendor as the equipment did not perform to the standard as specified by the Company. The Company estimates that it would require additional capital expenditures of up to $2.0 million to implement its business plan to become a total system solution provider involved in application development, network operation, delivery of value added applications and services; and sale of its EyStar SmartHome Console.

In November 2001, the Company signed an agreement to purchase office space in Australia for $1.8 million Australian dollars (approximately $1,200,000 USD at June 30, 2003). The Company intends to lease the space for rental until it finalizes its plan to relocate its Asian headquarters to Australia. Pursuant to the terms of the agreement, the Company has paid a sum of $5,200 as deposit for the above property. The purchase is still pending as the property is subject to an existing lease. The Company has requested the seller to deliver vacant possession and negotiations are ongoing between the seller and the lessee for the existing lease agreement to be terminated.

On December 4, 2002, the Company announced that its Board of Directors had approved a stock repurchase program for up to 10 million shares from its then public float of approximately 42.7 million shares which may be repurchased from time to time. The Company has until December 2003 to execute this stock repurchase program. Under the program, the Company can purchase shares of common stock through open market and/or privately negotiated transactions at prices deemed appropriate by management. The timing and amount of any repurchase transaction under this program will depend on market conditions and corporate and any regulatory consideration. As of June 30, 2003, the Company has repurchased a total of 1,305,000 shares of its common stock, at an average price of $0.04, for a total cash consideration of $52,298. These shares were returned to treasury and are available for re-issuance at a future date.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      On June 13, 2003, an officer of the Company exercised options to purchase 33,000 shares of the Company's common stock at an exercise price of $0.085 per share, for a total cash consideration of $2,805.

      Through June 30, 2003, the Company has repurchased a total of 1,305,000 shares of its common stock, at an average price of $0.04, for a total cash consideration of $52,298. These shares were returned to treasury and are available for re-issuance at a future date.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

       (a) Exhibits

            31.1 Certification by Chief Executive Officer pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934
            31.2 Certification by Chief Financial Officer pursuant to Rule 13A-14 OR 15D-14 of the Securities Exchange Act of 1934
            32.1 Certification by Chief Executive Officer pursuant to 18 U.S.C. 1350
            32.2 Certification by Chief Financial Officer pursuant to 18 U.S.C. 1350

       (b) Reports on Form 8-K:

       On May 15, 2003, the Company filed a report on Form 8-K which announced its unaudited financial results for the three months ended March 31, 2003 and certain other information, in conjunction with the filing of its quarterly report on Form 10-QSB. A copy of the press release announcing the financial results and certain other information was attached and incorporated by reference therein.

       On May 28, 2003, the Company filed a report on Form 8-K which announced that it had executed a definitive agreement to acquire 100% of the issued and outstanding common shares of Convergent Technologies Inc. for an aggregate purchase price of $2.6 million (the "Acquisition"). A copy of the press release was attached and incorporated by reference therein.

       On June 13, 2003, the Company filed a report on Form 8-K which announced its business outlook for 2003 and certain other information. A copy of the press release was attached and incorporated by reference therein.

                                   SIGNATURES

     In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        DIGITAL BROADBAND NETWORKS, INC.
                                  (Registrant)



DATE: AUGUST 1, 2003       BY: /s/ Patrick Soon-Hock Lim
                              ------------------------------
                              Patrick Soon-Hock Lim
                              Chairman & Chief Executive Officer

DATE: AUGUST 1, 2003       BY: /s/ Chee Hong Leong
                              ------------------------------
                              Chee Hong Leong
                              Chief Financial Officer
                              (Principal Financial Officer and
                              Principal Accounting Officer)