Form 10QSB
period 2003-09-30
DIGITAL BROADBAND NETWORKS INC
filed 2003-11-12
CIK 940516

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)

    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 0-25658

                        DIGITAL BROADBAND NETWORKS, INC.
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

             DELAWARE                                 84-1357927
  (STATE OR OTHER JURISDICTION OF          (IRS EMPLOYER IDENTIFICATION NO.
  INCORPORATION OR ORGANIZATION)

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

Yes  X    No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


         Class                 Number of shares outstanding at November 11, 2003
        -------            -----------------------------------------------------
Common stock,                            97,928,899
$.00001 par value

FORM 10-QSB
3RD QUARTER
                                      INDEX


                                                                                           Page
PART I  -  FINANCIAL INFORMATION

         ITEM 1. FINANCIAL STATEMENTS

         Condensed consolidated balance sheet as at September 30, 2003 (Unaudited)           3

         Condensed consolidated statements of operations for
         the three-month and nine-month periods ended September 30, 2003 and
         September 30, 2002 (Unaudited)                                                      4

         Condensed consolidated statements of cash flows for the nine-month
         periods ended September 30, 2003 and September 30, 2002 (Unaudited)                 5

         Notes to condensed consolidated financial statements (Unaudited)                 6 - 14

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS                                    15 - 26

         ITEM 3. CONTROLS AND PROCEDURES                                                    26


PART II - OTHER INFORMATION

         ITEM 1. LEGAL PROCEEDINGS                                                          27

         ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS                                  27

         ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                            27

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                        27

         ITEM 5. OTHER INFORMATION                                                          27

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                           27

         SIGNATURES                                                                         28



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

PART I -  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                DIGITAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2003
                                   (Unaudited)


                                     ASSETS

Current assets:
     Cash                                                                             $          181,147
     Accounts receivable, less allowance for doubtful accounts of $156,000                     2,120,263
     Other accounts receivable                                                                       552
     Prepaid expenses and other assets (Note 7)                                                  166,518
     Inventories                                                                                   4,712
                                                                                         ---------------
              Total current assets                                                             2,473,192

Furniture and equipment, net                                                                   1,268,353
Goodwill                                                                                         471,150
Long-term receivables, related parties                                                           580,000
                                                                                         ---------------
                                                                                      $        4,792,695
                                                                                         ===============
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current portion of capital lease obligations                                     $           58,287
     Accounts payable                                                                            404,956
     Accrued expenses                                                                            102,933
     Amount due to an affiliated company                                                          59,223
     Amount due to a director                                                                     27,449
                                                                                         ---------------
              Total current liabilities                                                          652,848

Capital lease obligations, net of current portion                                                 68,996
Deferred gain                                                                                    580,000
                                                                                         ---------------
              Total liabilities                                                                1,301,844
                                                                                         ---------------
Minority interest                                                                                295,282
                                                                                         ---------------
Commitments and contingencies

Shareholders' equity:
     Preferred stock, $0.10 par value; 1,000,000 shares authorized;
       no shares issued and outstanding
     Common stock, $.00001 par value; 100,000,000 shares authorized;
       98,983,899 shares issued                                                                      989
     Additional paid-in capital                                                                3,609,297
     Treasury stock, 1,055,000 shares at cost                                                    (44,550)
     Options                                                                                      14,800
     Accumulated deficit                                                                        (441,536)
     Accumulated other comprehensive income                                                       56,569
                                                                                         ---------------
              Total shareholders' equity                                                       3,195,569
                                                                                         ---------------
                                                                                      $        4,792,695
                                                                                         ===============

      See accompanying notes to condensed consolidated financial statements



                DIGITAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                           Three months ended              Nine months ended
                                                              September 30                   September 30
                                                           2003           2002           2003            2002
                                                         ------         -------        ------          -------
Revenues:
     Related parties                                  $     100,262  $     132,724   $     228,026 $      232,724
     Others                                               4,183,137      2,735,790      11,522,768      9,593,440
                                                        -----------    -----------     -----------    -----------
                                                          4,283,399      2,868,514      11,750,794      9,826,164

Cost of revenues                                          3,615,842      2,679,211      10,354,533      9,240,278
                                                        -----------    -----------     -----------    -----------
Gross profit                                                667,557        189,303       1,396,261        585,886
                                                        -----------      -----------   -----------    -----------
Operating expenses:
     Sales and marketing                                      3,835         15,467          19,287         50,798
     General and administrative:
       Related parties                                       15,000         30,000          45,000         90,000
       Others                                               190,894         (3,073)        562,097        391,426
                                                        -----------    -----------     -----------    -----------
Total operating expenses                                    209,729         42,394         626,384        532,224
                                                        -----------    -----------     -----------    -----------
Income from operations                                      457,828        146,909         769,877         53,662
                                                        -----------    -----------     -----------    -----------
Other income (expense):
     Interest expense                                        (2,919)        (3,795)         (9,414)       (12,042)
     Gain on disposal of assets, related party               28,420         78,303          48,157         78,303
     Other income                                                --             --              --            135
                                                        -----------    -----------     -----------    -----------
                                                             25,501         74,508          38,743         66,396
                                                        -----------    -----------     -----------    -----------

Income before minority interest                             483,329        221,417         808,620        120,058
Minority interest                                           (70,767)       (34,069)       (115,828)       (35,915)
                                                        -----------    -----------     -----------    -----------

Net income                                            $     412,562  $     187,348   $     692,792  $      84,143
                                                        ===========    ===========     ===========    ===========

Net income per common share:
     Basic and diluted                                $           *  $           *   $      0.01    $           *
                                                        ===========    ===========     ===========    ===========
Weighted average shares outstanding:
     Basic                                               97,749,551     97,882,964      98,104,372     98,194,539
                                                        ===========    ===========     ===========    ===========
     Diluted                                             97,845,122     98,055,969      98,108,613     98,542,974
                                                        ===========    ===========     ===========    ===========


* Less than $.01 per share



      See accompanying notes to condensed consolidated financial statements

                DIGITAL BROADBAND NETWORKS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                               Nine Months Ended
                                                                                 September 30
                                                                             2003                 2002
                                                                           --------             --------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net cash provided by (used in) operating activities              $         463,353     $      (246,873)
                                                                        ---------------        -------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from disposal of equipment                                            495                  --
     Purchase of furniture and equipment                                         (1,127)            (16,795)
                                                                        ----------------       ------------
           Net cash used in investing activities                                   (632)            (16,795)
                                                                        ----------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from exercise of stock options                                      2,805             104,029
     Proceeds from issuance of shares of common stock                            50,000             100,000
     Payment for reacquisition of shares of common stock                        (52,298)           (100,000)
     Net repayment of advances to affiliated company                            (76,246)            225,897
     Net repayment of advances to a director                                   (198,488)            (54,414)
     Payment of obligation under capital leases                                 (17,424)            (11,138)
                                                                        ---------------       -------------
           Net cash (used in) provided by financing activities                 (291,651)            264,374
                                                                        ---------------       -------------

Net increase in cash                                                            171,070                 706
Cash, beginning of period                                                        10,077                 402
                                                                        ---------------       -------------
Cash, end of period                                                   $         181,147     $         1,108
                                                                        ===============       =============

Supplemental disclosure of non-cash financing activities:

Payments on accounts receivable made directly by customers to an
   affiliated company for amounts the Company owed it.                $          35,263     $       402,632
                                                                        ===============       =============




      See accompanying notes to condensed consolidated financial statements

                        DIGITAL BROADBAND NETWORKS, INC.
          NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

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


2.       MANAGEMENT'S PLANS

The Company is a total system solution provider involved in application development, network operation and delivery of value-added applications and services, as well as sale of its EyStar SmartHome Console. The multi protocol EyStar SmartHome Console bridges external data networks such as the Internet to internal home networks like Ethernet, telephone lines, power lines and the 802.11b wireless LAN eliminating the need for any additional wiring in the home. The Console will enable more value-added services to be offered to subscribers. These services include home healthcare in conjunction with hospitals and health advisors; interconnection and control of appliances produced by different manufacturers; and security applications that allow subscribers to check on their homes remotely. This Console is designed to operate on both the narrow and broadband fixed line/wireless networks. The Company is also a facilities-based and network service provider of wireless broadband applications and services in Malaysia.

For the nine-month period ended September 30, 2003, the Company's revenue was primarily generated from the following activities:

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

The Company believes that sufficient cash will be generated from the following sources to fund its operations for the next twelve months:

o Additional revenue provided by: (i) a consulting contract, estimated to generate revenue of $2.74 million from January 2003 through August 2005 to carry out the planning, design, project execution (including contract and project management) of all broadband communications and networking systems/services for Pulau Indah-Marina Village. The Company originally estimated revenue of $250,000 during 2003, but recognized revenue of $500,000 during the nine months ended September 30, 2003 due to faster implementation of the project. The Company estimates additional revenue of $50,000 in the fourth quarter of 2003, (ii) a contract, which is estimated to generate approximately $250,000 of revenue in 2003, of which $205,000 was recognized during the nine months ended September 30, 2003, to carry out the planning, design, project execution of all broadband communications and networking systems/services for a commercial/housing project in Selangor, Malaysia, (iii) a consulting contract entered into on November 5, 2002 with a related party, which is expected to generate approximately $300,000 of revenue in 2003, of which $214,000 was recognized during the nine months ended September 30, 2003, to provide consulting services relating to home automation, home networking, energy cost saving, security surveillance and monitoring for two major commercial and housing developments in Malaysia, (iv) a contract entered into in April 2003 with a related party, which is estimated to generate approximately $3.2 million of revenue over a 30-month period beginning September 2003, of which $14,000 was recognized during the three and nine months ended September 30, 2003, to carry out the design, supply and installation of all broadband communications, access control and network security equipment for a mixed property development project in Selangor, Malaysia.

o    The Company may consider a private placement of its shares.

o    The Company may also seek to obtain equipment financing.

o Intensification of efforts to collect overdue receivables. The Company intends to keep close contact with its debtors to keep updated on their liquidity status. Legal action will only be taken as a last resort.

o Advances from a director/officer who is also a major shareholder if required to finance the Company's working capital requirements.


The Company also hopes that additional cash will be generated from:

o the marketing agreement with Worldlink Dotcom Sdn. Bhd. to distribute its service gateway for home/office automation in Malaysia, Singapore and Australia;

o the distribution agreement with Mutual Base Equity Sdn. Bhd. for sale of the EyStar SmartHome Console in Malaysia, Singapore and Cambodia;

o    the Channel Partner Agreement with PointRed Technologies;

o the agreement with Sintec to sell, distribute and promote their remote video surveillance cameras;

o the agreement with Telekom Sales and Services to sell, distribute and promote broadband access over standard copper telephone lines using Digital Subscriber Line technology in Malaysia;

o the reseller agreement with FaceKey Corporation to sell FaceKey's biometric-based security products;

o a $9 million contract from Mutual Base Equity Sdn Bhd for the supply of biometric security products and EyStar SmartHome console over a three-year period, with the first delivery expected to commence in the fourth quarter of 2003;

o a contract, which is expected to commence in the fourth quarter of 2003 after the finalizing of technical specifications with relevant regulatory authorities, to implement a biometric security recognition and identification system comprising of hardware, software and the issuance of security identity cards over a 10 year period;

o a $2.0 million contract with a related party to supply and install a biometric security system for access control and time attendance in Malaysia. The contract is expected to commence in the fourth quarter of 2003 and be completed within six months from the commencement date. In addition to the supply contract, the Company was awarded a maintenance contract for 5 years. This maintenance contract begins following the completion of the project and is expected to generate annual recurring revenue of approximately $250,000; and

o a $850,000 contract to supply, install and commission a biometric based Building Access Management and Monitoring System for a 40-story office complex in Kuala Lumpur, Malaysia. The contract is expected to commence in the first quarter of 2004 and be completed by the second quarter of 2004.

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

NET INCOME PER COMMON SHARE

Basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding for the three-month and nine-month periods ended September 30, 2003 and 2002. Diluted income per common share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to outstanding stock options and are determined using the treasury stock method.

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


There was no provision for income taxes for the three-month and nine-month periods ended September 30, 2003 and 2002, as net income for the three-month and nine-month periods ended September 30, 2003 and 2002 was offset by a net operating loss carry forward. At December 31, 2002, the Company had approximately $2.8 million of net operating loss carry forwards, of which $1.6 million relates to the Company's activities in Malaysia and $1.2 million relates to the Company's activities in the United States. The Malaysian net operating loss carry forward can be carried forward indefinitely while the Untied States net operating loss carry forward expires through the year 2023. The United States net operating loss carry forward may be subject to annual limitations based on ownership changes in the Company's common stock as provided by in
Section 382 of the Internal Revenue Code.


INVENTORIES

Inventories, which are comprised of peripherals for surveillance and wireless communication, are stated at the lower of cost or net realizable value. Cost is determined on a first-in-first-out basis.

TREASURY STOCK

The Company records treasury stock purchases at cost. The excess of cost over par value is allocated to additional paid-in capital. The Company reissues stock from the treasury on a first-in, first-out basis.

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

4.   RELATED PARTY ACTIVITY

During the nine-month period ended September 30, 2003, the Company recognized revenue of $228,026 for project consulting fees from a related party, pursuant to two consulting contracts entered into on November 5, 2002 and April 2003, respectively.

During the nine-month period ended September 30, 2003, in lieu of actual cash payment of project consulting fee receivables from a consulting contract and a contract to carry out the planning, design, project execution of broadband communications and networking systems/services for a commercial/housing project, management directed two customers to pay a total of $30,000 to an affiliated company to whom the Company had outstanding accounts payable. The net effect to the Company was that revenue was recognized and recorded payables were reduced by equal amounts.

At December 31, 2002, long-term receivables, related parties, consisted of $628,157 due from Synervest Sdn Bhd ("SSB"). This amount primarily arose in the year ended December 31, 1998 when the Company sold to SSB assets used in the operations of a subsidiary. Due to the uncertainty of collection of the related receivable, a related gain on the sale of the assets was deferred and is to be recognized only after all costs have been recovered and as payments are received. During the year ended December 31, 2002, payments received by the Company exceeded all remaining costs. The Company received $28,420 and $48,157 of the outstanding receivable during the three-month and nine-month periods ended September 30, 2003, resulting in a realization of gain on sale of assets, related party for those periods. The deferred gain included in the balance sheet has been reduced accordingly. In lieu of actual cash payment of this Company receivable, management directed the related party to pay $5,263 of the $48,157 to an affiliated company to whom the Company had outstanding accounts payable.


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

On September 16, 2002, the Company granted options to purchase 300,000 shares of the Company's common stock at $0.12 per share to a consultant for services to be provided to the Company. These options are exercisable through September 2007, contingent upon continuous service by the consultant through specified dates. 100,000 of the options, which vested March 15, 2003, were valued at $0.044 per share, 100,000 of the options, which vested May 15, 2003, were valued at $0.048 per share, and the remaining 100,000 options, which vested September 15, 2003, were valued at $0.056 per share, based upon the Black-Scholes option-pricing model, resulting in recognition of compensation expense of $8,500 during the nine-month period ended September 30, 2003.

On December 4, 2002, the Company announced that its Board of Directors had approved a stock repurchase program for up to 10 million shares from the then public float of approximately 42.7 million shares which may be repurchased from time to time. The Company has until December 2003 to execute this stock repurchase program. Under the program, the Company can purchase shares of common stock through open market and/or privately negotiated transactions at prices deemed appropriate by management. The timing and amount of any repurchase transaction under this program will depend on market conditions and corporate and regulatory considerations. Through September 30, 2003, the Company repurchased a total of 1,305,000 shares of its common stock, at an average price of $0.04, for a total cash consideration of $52,298. These shares were returned to treasury and are available for re-issuance at a future date. On September 5, 2003, the Company reissued 250,000 shares of common stock from the treasury to a shareholder at $0.20 per share for a total consideration of $50,000. The shares, which were issued based on a first-in, first-out basis, were sold in reliance upon the exemption provided by Regulation S under the Securities Act of 1933, as amended. As of September 30, 2003, the Company had a balance of 1,055,000 shares of treasury stocks valued at $44,550 based on an average cost of $0.04 per share.

On June 13, 2003, an officer of the Company exercised options to purchase 33,000 shares of the Company's common stock at an exercise price of $0.085 per share, for a total cash consideration of $2,805.


6.   COMMITMENTS AND CONTINGENCIES

As of September 30, 2003, the Company has committed to purchase equipment valued at $300,000 for the commercial rollout of VISIONET. The purchase is conditional upon completion of successful trial of the equipment by the Company. The Company returned this equipment to the vendor in 2002 after trial results showed that the equipment was not able to perform to the standard expected by the Company. As of September 30, 2003, the vendor has not proposed to the Company any type of replacement equipment.

On November 28, 2001, the Company signed an agreement to purchase office space in Australia for $1.8 million Australian dollars (approximately $1,220,000 USD at September 30, 2003). Pursuant to the terms of the agreement, the Company paid a sum of $5,200 as deposit for the above property. As of September 30, 2003, the Company decided not to proceed with the purchase due to the vendor's inability to deliver vacant possession of the property. Following termination of the agreement, the Company expensed the $5,200 non-refundable deposit paid to the vendor.

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

7.   PROPOSED BUSINESS TRANSACTIONS

On September 27, 2002, the Company entered into a letter agreement with the shareholders of Convergent Technologies, Inc. ("CTI"), a privately held company, to acquire a majority interest in CTI for approximately $5.0 million. On May 19, 2003, the Company signed a purchase agreement with CTI's shareholders to acquire the entire outstanding common stock of CTI for $2.6 million. The purchase price was revised to $2.6 million after the Company had completed its due diligence and further negotiation with CTI's shareholders. The closing of the agreement was subject to specific performance by the Company and CTI's shareholders and could be terminated any time prior to closing by mutual agreement of both parties. Pursuant to the purchase agreement, CTI's shareholders would receive $500,000 cash and 500,000 shares of the Company's preferred stock. The Company expected to fund the cash portion of the purchase through a combination of internally generated funds and advances from a director who is also the major shareholder of the Company. On August 25, 2003, the Company announced that it had completed the acquisition of CTI, subject to certain conditions being met. As of September 30, 2003, the Company had paid $150,000 to CTI's shareholders as an advance deposit on the purchase. This amount has been included in the $166,518 of deposits and other assets on the balance sheet as of September 30, 2003. On November 6, 2003, the Company and CTI's shareholders mutually agreed to rescind the purchase agreement after CTI did not satisfy all of the conditions subsequent to the Purchase Agreement as a result of its inability to deliver title to certain real property in a form acceptable to the Company. Pursuant to the Rescission Agreement, the stockholders of CTI will refund the $150,000 and pay an additional $50,000 to the Company as a cancellation fee.

On September 10, 2003, the Company announced that its Malaysian subsidiary, AEI, has entered into a letter agreement to establish a joint venture company, Temasya Wira Sdn Bhd ("TWSB"), to undertake the research and development of biometric security applications. AEI will initially hold 60% of TWSB's equity while two Malaysian individuals will hold the remaining 40%. AEI's holding will eventually be diluted to 30% when EMI acquires 30% equity interest in TWSB after the completion of the joint venture agreement to be executed between the Company and FaceKey Corporation as described below. TWSB is expected to commence operation in 2004.

On September 24, 2003, the Company announced that it had executed a Letter of Intent to form a joint venture with FaceKey Corporation ("FaceKey"). The definitive agreement, expected to be signed by both parties in the fourth quarter of 2003, requires FaceKey to acquire a 49% equity interest in EMI. The terms of the transaction are currently being negotiated. EMI will subsequently acquire a 30% interest in TWSB. EMI will be used as the joint venture company to develop a system and applications utilizing FaceKey's face and fingerprint technologies to verify a live fingerprint and face with data stored in a smart card, that permits immediate electronic retrieval of information of the cardholder. The Company and FaceKey will be jointly responsible for marketing the products globally. In combining its resources with FaceKey and TWSB, the Company is striving to become a leading provider of biometric system and applications in Asia.

On October 14, 2003, the Company announced that its subsidiary, AEI, executed a letter agreement with Asiaco Material Handling Sdn Bhd ("AMH"), to acquire a 51% equity interest in each of three AMH Malaysian subsidiary companies. On October 30, 2003, the Company and AMH revised the letter agreement, whereby the Company is expected to purchase the business assets and selected liabilities of AMH and its nine subsidiary companies along with an option to purchase the entire equity interest in the remaining fourteen companies in the AMH group. AMH and its subsidiaries are primarily engaged in supply chain management, land transportation, secured logistics as well as sale, rental and servicing of material handling equipment. The acquisition is subject to satisfactory completion of due diligence and the signing of a definitive agreement. The purchase price will be based on the value of the selected assets and liabilities and is subject to further negotiation between the parties. The acquisition will be funded by internally generated funds and the Company's preferred stock. In October 2003, AEI paid to AMH a refundable commitment fee of $131,578 for the proposed acquisition that it hopes to complete in the fourth quarter of 2003. The commitment fee shall be deducted from the final purchase price to be determined by AEI when it has completed its verification of AMH's net asset value.

8.   SIGNIFICANT CONCENTRATIONS OF CREDIT RISK

The Company grants credit, generally without collateral, to its customers. Two customers accounted for substantially all revenue earned during the nine-month periods ended September 30, 2003 and 2002. For the nine months ended September 30, 2003 and 2002, one customer accounted for approximately 50% and 51% of revenue, respectively, and another customer accounted for approximately 42% and 46% of revenue, respectively.

One supplier accounted for substantially all cost of revenue during the nine-month periods ended September 30, 2003 and 2002. The Company is not dependent upon one supplier to provide the services that it requires. Since the fourth quarter of 2001, the Company has made a strategic decision to engage the services of one sole supplier after taking into consideration the quality of service and competitive pricing being offered. Should the need arise, the Company could utilize alternative suppliers for the services that it requires.

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

The Company conducts its principal operations in Malaysia, and has three subsidiaries as of September 30, 2003: Animated Electronic Industries Sdn Bhd ("AEI"), Perwimas Telecommunications Sdn Bhd ("PTSB") and EyStar Media Inc. ("EMI"). AEI and PTSB are based in Malaysia. EMI is a wholly owned corporation organized under Delaware law and presently based in Flemington, New Jersey, through which it intends to expand its presently limited operations in the United States. AEI is involved in the design, development and production of multimedia content; provision of consulting services for website development, network engineering and project management in IT related projects. PTSB, a 86%-owned subsidiary of AEI, provides broadband and application services under licenses granted by the government of Malaysia. EMI seeks to acquire United States technology companies and to expand the Company's operations into the United States.

The accompanying condensed consolidated financial statements include the accounts of Digital Broadband Networks, Inc. and its subsidiaries: EMI, AEI and PTSB.

For the nine months ended September 30, 2003, the Company's revenue was generated primarily from the following activities:

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

a) In August 2001, the Company was awarded a consulting contract, estimated to generate revenue of $2.74 million through January 2003, to carry out the planning, design, project execution (including contract and project management) of all broadband communications and networking systems/services for Pulau Indah-Marina Village, a water oriented luxury resort, residential, hotel and spa project. Through December 31, 2002, the Company generated $109,000 of revenue on this contract. During the three months and nine months ended September 30, 2003, the Company recognized additional revenue of $333,000 and $500,000 on this contract, respectively. In lieu of cash payment, management directed the customer to pay $20,000 of the $500,000 recognized to an affiliated company to whom the Company had outstanding accounts payable. The net effect to the Company was that revenue was recognized and recorded payables were reduced by equal amounts.

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

d) The Company will attempt to secure contracts from local mobile networks to be jointly deployed with Aptilo Networks in 2004.

e) In January 2002, the Company's subsidiary, PTSB, was awarded a contract to carry out the planning, design, and project execution of all broadband communications and networking systems/services for a commercial/housing project in Selangor, Malaysia. Under the contract, PTSB will receive a total contract sum of $550,000 over 36 months beginning January 2003. The project, featuring 312 serviced apartments, 62 units of retail shops/offices and 120 units of housing for a government agency, is expected to be completed by December 2004. As a total solution provider, PTSB will also be responsible for the supply of its EyStar SmartHome Console as well as providing value-added broadband applications such as high speed Internet access, security surveillance, multimedia conferencing, home automation and video-on-demand. The Company generated $37,000 of revenue on this contract through December 31, 2002 and recognized an additional $109,000 and $205,000 of revenue during the three months and nine months ended September 30, 2003. In lieu of cash payment, management directed the customer to pay $10,000 of the $205,000 recognized to an affiliated company to whom the Company had outstanding accounts payable. The net effect to the Company was that revenue was recognized and recorded payables were reduced by equal amounts.

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

g) In November 2002, the Company was contracted by MY Architect ("MYA"), a related party, to provide consulting services relating to home automation, home networking, energy cost saving, security surveillance and monitoring for MYA's current projects involving two major commercial and housing developments in Malaysia. The Company expects to receive $550,000 in consulting fees over the next 18 months beginning December 1, 2002. The Company generated $20,000 of revenue on this contract through December 31, 2002 and recognized an additional $86,000 and $214,000 of revenue during the three months and nine months ended September 30, 2003. The Company also expects to secure additional contracts sometime in 2005, estimated at $4.0 million, from MYA's clients for the supply and installation of the EyStar SmartHome Console and its security system in the two commercial and housing developments.


h) In April 2003, the Company contracted with MYA to carry out the design, supply and installation of all broadband communications, access control and network security equipment for a mixed property development project in Selangor, Malaysia, which features a total of 10 blocks of residential and commercial high-rise properties. The 30-month contract, expected to generate revenue of $3.2 million, will be implemented by AEI beginning in the third quarter of 2003. The Company generated $14,000 of revenue from this contract during the three months and nine months ended September 30, 2003

i) In April 2003, the Company was awarded a $9 million contract by MBE for the supply of biometric security products and EyStar SmartHome consoles over a three-year period with the first delivery expected to commence in the fourth quarter of 2003.

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

k) In June 2003, the Company was awarded a US$2.0 million contract to supply and install a biometric security system for access control and time attendance in Malaysia. The project is estimated to commence during the fourth quarter of 2003 and be completed within six months of the commencement date. The Company was also awarded a maintenance contract for 5 years thereafter. This maintenance contract begins following the completion of the project and is expected to generate annual recurring revenue of approximately US$250,000.

l) In August 2003, the Company was awarded a $850,000 contract to supply, install and commission a biometric based Building Access Management and Monitoring System for a 40-story office complex in Kuala Lumpur, Malaysia. The system is designed to enhance security through the management and monitoring of visitors within a building complex or restricted area. The office complex is currently tenanted by government departments and agencies, embassies, corporations and trade missions. Implementation of this contract is expected to commence in the first quarter of 2004 and be completed by the second quarter of 2004.


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

In December 2002, the Company's subsidiary, AEI executed an Agreement with Telekom Sales and Services Sdn Bhd ("TM"), a subsidiary of Telekom Malaysia Berhad, to sell, distribute and promote broadband access over standard copper telephone lines using Digital Subscriber Line technology. The service, brand named TMnet Streamyx, was first launched in August 2002. TMnet Streamyx is a high-speed access service providing "always-on" connection to the Internet. This service currently covers 100 urban locations in Malaysia. The agreement with TM is for an initial period of one year and maybe extended for a further period to be agreed by both parties. Under the terms of the agreement, AEI is required to achieve a minimum sales of $66,000 (RM250,000) for 2003. The Company currently has generated minimal sales in 2003. The agreement with TM complements the Company's Distribution Agreement with Anova to distribute Anova's DSL equipment, including modems and routers.

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

Beginning in September 2001, the Company entered into a strategic collaboration with Aptilo Networks, Sweden, to deploy local mobile networks ("LMNs") in Malaysia and the Asian regional markets. The Company anticipates that the successful integration of LMNs with VISIONET will enable consumers to receive live video streams from their handheld devices and laptops, and to access the Internet and their corporate intranets at near T1 speeds remotely from public locations in the "travel ribbon" such as hotels, airports, restaurants, conference centers, shopping malls and coffeehouses. The first integrated VISIONET-LMN cell was deployed during the fourth quarter of 2001 to connect a number of access points to Bluetooth and wireless LAN 802.11b standard devices. This mobile network features Aptilo's latest billing solution that enables the Company to offer value-added applications and services to users without the need for any prior registration as a subscriber. The Company is optimistic that this method of payment from Aptilo will attract more users to VISIONET and reduce capital expenditures and monthly operating costs. Furthermore, the integrated network provides the Company with the ability to expand its broadband network from fixed wireless into the mobile broadband market. The Company has committed to an initial purchase of software and hardware from Aptilo valued at $50,000. The Company believes that this strategic relationship with Aptilo may broaden VISIONET's user base and generate additional revenue in 2004.

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

On September 27, 2002, the Company entered into a letter agreement with the shareholders of Convergent Technologies, Inc. ("CTI"), a privately held company, to acquire a majority interest in CTI for approximately $5.0 million. On May 19, 2003, the Company signed a purchase agreement with CTI's shareholders to acquire the entire outstanding common stock of CTI for $2.6 million. The purchase price was revised to $2.6 million after the Company had completed its due diligence and further negotiation with CTI's shareholders. The closing of the agreement was subject to specific performance by the Company and CTI's shareholders and could be terminated any time prior to closing by mutual agreement of both parties. Pursuant to the purchase agreement, CTI's shareholders would receive $500,000 cash and 500,000 shares of the Company's preferred stock. The Company expected to fund the cash portion of the purchase through a combination of internally generated funds and advances from a director who is also the major shareholder of the Company. On August 25, 2003, the Company announced that it had completed the acquisition of CTI, subject to certain conditions being met. As of September 30, 2003, the Company had paid $150,000 to CTI's shareholders as an advance deposit on the purchase. This amount has been included in the $166,518 of deposits and other assets on the balance sheet as of September 30, 2003. On November 6, 2003, the Company and CTI's shareholders mutually agreed to rescind the purchase agreement after CTI did not satisfy all of the conditions subsequent to the Purchase Agreement as a result of its inability to deliver title to certain real property in a form acceptable to the Company. Pursuant to the Rescission Agreement, the stockholders of CTI will refund the $150,000 and pay an additional $50,000 to the Company as a cancellation fee.

On September 30, 2002, the Company signed a Distribution Agreement with Anova Broadband ("Anova") to distribute Anova's Digital Subscriber Line ("DSL") equipment in Asia, Australia and New Zealand. Beginning April 2003, Anova has also granted the Company the right to market and distribute network and data security products produced by an associate company of Anova. Sale of the equipment shall commence after the Company has obtained equipment authorization certification from relevant regulatory authorities of the respective countries. The Company has yet to receive authorization certification for Anova's equipment from the relevant regulatory authorities due to certain technical issues. Anova is working with the Company to resolve these technical issues. The Company had suspended the agreement with Anova as Anova was not able to resolve these technical issues by the third quarter of 2003.

On September 10, 2003, the Company announced that its subsidiary, AEI had entered into a letter agreement to establish a joint venture company, Temasya Wira Sdn Bhd ("TWSB"), to undertake the research and development of biometric security applications. AEI will initially hold 60% of TWSB's equity while two Malaysian individuals will hold the remaining 40%. AEI's holding will eventually be diluted to 30% when EMI acquires 30% equity interest in TWSB after the completion of the joint venture agreement to be executed between the Company and FaceKey Corporation as described below. TWSB is expected to commence operation in 2004.

On September 24, 2003, the Company announced that it has executed a Letter of Intent to form a joint venture with FaceKey Corporation ("FaceKey") to exploit biometric applications for the MyKad "smart" national identification card ("MyKad") held by more than 7 million people in Malaysia. The definitive agreement, expected to be signed by both parties in the fourth quarter of 2003, requires FaceKey to acquire a 49% equity interest in EMI. EMI will subsequently acquire a 30% equity interest in TWSB. EMI will be used as the joint venture company to develop a system and applications utilizing FaceKey's face and fingerprint technologies to verify a live fingerprint and face with data stored in a smart card, which permits immediate electronic retrieval of information about the cardholder. The Company and FaceKey will be jointly responsible for marketing the products globally. The joint venture with FaceKey is expected to commence operation in 2004 and has no impact on the accompanying condensed consolidated financial statements.

On October 14, 2003, the Company announced its Malaysian subsidiary, AEI, has executed a letter agreement to acquire a 51% equity interest in each of Asiaco Pack Trade Sdn Bhd, Asiaco Skid Steer Loader Sdn Bhd and Asiaco Heavylift Sdn Bhd. The three are subsidiary companies of Asiaco Material Handling Sdn Bhd ("AMH"). On October 30, 2003, the Company and AMH revised the letter agreement to purchase the business assets and selected liabilities of AMH and its nine subsidiary companies along with an option to purchase the entire equity interest in the remaining fourteen companies in the AMH group. AMH and its subsidiaries are primarily engaged in supply chain management, land transportation, secured logistics as well as sale, rental and servicing of material handling equipment. The acquisition is subject to satisfactory completion of due diligence and the signing of a definitive agreement. The purchase price will be based on the value of the selected assets and liabilities and is subject to further negotiation between the parties. The acquisition will be funded by internally generated funds and the Company's preferred stock. In October 2003, AEI paid to AMH a refundable commitment fee of $131,578 for the proposed acquisition that it hopes to complete in the fourth quarter of 2003. The commitment fee shall be deducted from the final purchase price to be determined by AEI when it has completed its verification of AMH's net asset value. The AMH group of companies has approximately assets totaling $14.0 million, a combined workforce of 328 personnel and is currently generating annual revenues in excess of $25 million. By combining its resources with AMH, AEI is optimistic that it will gain access to AMH's clientele base in Malaysia and Thailand to further grow its business.

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2003 TO THE THREE MONTHS ENDED SEPTEMBER 30, 2002


REVENUES

Revenues for the three months ended September 30, 2003 totaled $4,283,399 compared to $2,868,514 for the three months ended September 30, 2002, an increase of $1,414,885 or 49%. The increase in net sales for the three months ended September 30, 2003 as compared to 2002 was mainly due to an increase in fees earned from the production of multimedia programs and revenue received for project consulting services. The increase was also due to income of $100,262 received from a related party for project consulting fees, pursuant to two consulting contracts. During the three months ended September 30, 2002, the company recorded $132,724 of income from related parties upon payment for outstanding receivables that had not previously been recognized as revenue due to the uncertainty of collection. For the three months ended September 30, 2003, two customers, respectively, accounted for 44% and 43% of total revenue. For the three months ended September 30, 2002, two customers, respectively, accounted for 54% and 42% of total revenue.


GROSS PROFIT

Gross profit increased to $667,557 for the three months ended September 30, 2003, compared to $189,303 for the three months ended September 30, 2002, an increase of $478,254 or 253%. The increase in gross profit was due to higher consulting revenue, which has a higher margin than production work, in 2003. Cost of revenue increased by $936,631 or 35%, to $3,615,842 in 2003 from $2,679,211 in 2002. The higher cost of revenue is a result of the Company requiring additional external resources in order to fulfill the demand for the Company's services. The outsourcing of content production work enabled the Company to develop a team of contractors that will assist the Company in producing multimedia content and applications that are crucial to its future business operation.


SALES AND MAKETING EXPENSES

Sales and marketing expenses decreased by $11,632 or 75%, to $3,835 for the three months ended September 30, 2003 compared to $15,467 for the three months ended September 30, 2002. The decrease was primarily due to lower marketing expenses incurred to promote the Company's business of developing and producing multimedia programs and provision of design and consulting services for interactive website development.


GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $205,894 for the three months ended September 30, 2003. General and administrative expenses of $26,927 for the three months ended September 30, 2002 included a $168,421 recovery of accounts receivable previously deemed uncollectible. In connection with accounts receivable overdue since 1999, the Company had previously recorded a bad debt allowance of $168,421. If the Company had not received the payment of the outstanding receivable, general and administrative expenses for the three months ended September 30, 2002 would have been $195,348. Therefore, excluding the $168,421 recovery, general and administrative expenses for the three months ended September 30, 2003 increased by $10,546 or 5%, compared to 2002. The increase was attributable to higher compensation expenses and legal and professional fees incurred during the three months ended September 30, 2003.

OTHER INCOME

Other income for the three months ended September 30, 2003 included recognition of a previously deferred gain of $28,420 related to a similar amount the Company received from its long-term receivable, related party. Other income for the three months ended September 30, 2002 included recognition of a previously deferred gain of $78,303 related to an amount of $101,487 the Company received from its long-term receivable, related party. The receivable balance and total deferred gain was $628,157, respectively, as of December 31, 2002. This amount arose in the year ended December 31, 1998 when the Company sold assets used in the operations of a subsidiary to a related company. Due to the uncertainty of collection of the related receivable, the related gain on the sale of the assets was deferred and is to be recognized only after all costs have been recovered and as payments are received. During the year ended December 31, 2002, payments received by the Company exceeded all remaining costs. As a result the Company's long-term receivable, related party and deferred gain balances were reduced to $580,000 respectively, as of September 30, 2003.


NET INCOME

The Company recorded net income of $412,562 for the three months ended September 30, 2003 compared to net income of $187,348 for the three months ended September 30, 2002. The net income for the three months ended September 30, 2003 included recognition of a deferred gain of $28,420. Excluding this non-recurring transaction, the recorded net income would have been $384,142 for the three-month period ended September 30, 2003. Net income for the three months ended September 30, 2002 included several non-recurring transactions including recognition of a deferred gain of $78,303, collection of $132,724 in related party receivables previously not recognized as revenue due to the uncertainty of collection, and $168,421 in recovered accounts receivable previously deemed uncollectible and fully reserved for. Excluding these non-recurring transactions, the Company would have incurred a $192,100 net loss for the three-month period ended September 30, 2002.



COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2003 TO THE NINE MONTHS ENDED SEPTEMBER 30, 2002


REVENUES

Revenues for the nine months ended September 30, 2003 totaled $11,750,794 compared to $9,826,164 for the nine months ended September 30, 2002, an increase of $1,924,630 or 20%. The increase in net sales in the nine months ended September 30, 2003 as compared to 2002 was mainly due to an increase in fees earned from the production of multimedia programs and revenue received for project consulting services. The increase was also due to income of $228,026 received from a related party for project consulting fees, pursuant to two consulting contracts. During the nine months ended September 30, 2002, the company recorded $232,724 of income from related parties upon payment for outstanding receivables that had not previously been recognized as revenue due to the uncertainty of collection. For the nine months ended September 30, 2003, two customers, respectively, accounted for 50% and 42% of total revenue. For the nine months ended September 30, 2002, two customers, respectively, accounted for 51% and 46% of total revenue.

GROSS PROFIT

Gross profit increased to $1,396,261 for the nine months ended September 30, 2003, compared to $585,886 for the nine months ended September 30, 2002, an increase of $810,375 or 138%. The increase in gross profit was due to a higher consulting revenue, which has a higher margin than production work, in 2003. Cost of revenue increased by $1,114,255 or 12%, to $10,354,533 in 2003 from $9,240,278 in 2002. This increase was a result of the Company requiring additional external resources in order to fulfill the higher demand for the Company's services. The outsourcing of content production work enabled the Company to develop a team of contractors that will assist the Company in producing multimedia content and applications that are crucial to its future business operation.


SALES AND MAKETING EXPENSES

Sales and marketing expenses decreased by $31,511, or 62%, to $19,287 for the nine months ended September 30, 2003 from $50,798 for the nine months ended September 30, 2002. The decrease was primarily due to lower marketing expenses incurred to promote the Company's business of developing and producing multimedia programs and provision of design and consulting services for interactive website development.


GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $607,097 for the nine months ended September 30, 2003. General and administrative expenses for the nine months ended September 30, 2002 were $481,426, which included a $168,421 recovery of accounts receivable previously deemed uncollectible. In connection with accounts receivable overdue since 1999, the Company had previously recorded a bad debt allowance of $168,421. If the Company had not received the payment of the outstanding receivable, general and administrative expenses would have been $649,847 for the nine months ended September 30, 2002. Therefore, excluding the $186,421 recovery, general and administrative expenses for the nine months ended September 30, 2003 decreased by $42,750 or 7%, compared to 2002. The decrease was attributable to a decrease of professional fees and lower management fees payable to a company in which Mr. Patrick Lim, the Chairman and Chief Executive Officer of the Company, has a financial interest. The management fee was charged on the basis of time spent for the administration and management services provided to the Company. Management fees incurred to a related party were reduced to $5,000 per month for the nine months ended September 30, 2003 from $10,000 per month for the nine months ended September 30, 2002, a 50% decrease.


OTHER INCOME

Other income for the nine months ended September 30, 2003 included recognition of a previously deferred gain of $48,157 related to a similar amount the Company received from its long-term receivable, related party. Other income for the nine months ended September 30, 2002 included recognition of a previously deferred gain of $78,303 related to amounts totaling $119,513 the Company received on its long-term receivable, related party. The receivable balance and total deferred gain was $628,157, respectively, as of December 31, 2002. This amount arose in the year ended December 31, 1998 when the Company sold assets used in the operations of a subsidiary to a related company. Due to the uncertainty of collection of the related receivable, the related gain on the sale of the assets was deferred and is to be recognized only after all costs have been recovered and as payments are received. During the year ended December 31, 2002, payments received by the Company exceeded all remaining costs. As a result the Company's long-term receivable, related party and deferred gain balances were reduced to $580,000 respectively, as of September 30, 2003.

NET INCOME

The Company recorded net income of $692,792 for the nine months ended September 30, 2003. The net income of $692,792, included recognition of a deferred gain of $48,157. Excluding this non-recurring transaction, the recorded net income would have been $644,635 for the nine-month period ended September 30, 2003. The Company recorded net income of $84,143 for the nine months ended September 30, 2002, which included several non-recurring transactions including recognition of a deferred gain of $78,303, collection of $232,724 in related party receivables previously not recognized as revenue due to the uncertainty of collection, and $168,421 in recovered accounts receivable previously deemed uncollectible and fully reserved for. Excluding these non-recurring transactions, the Company would have incurred a $395,305 net loss for the nine-month period ended September 30, 2002.



LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2003, the Company had cash of $181,147. All operations were funded from internally generated funds and working capital advanced by the Company's principal shareholder, director and officer of the Company. These advances bear no interest and have no fixed terms of repayment.

Cash provided by operating activities of $463,353 for the nine months ended September 30, 2003 was mainly attributable to higher revenue and reduced costs for the nine months ended September 30, 2003.

Net cash used in financing activities of $291,651 was primarily due to payment of $52,298 to reacquire 1,305,000 shares of its common stock, repayment of $198,488 of advances from Mr. Lim, the Company's principal shareholder, Chief Executive Officer ("CEO"), Chairman and Director, for short-term cash advances made to a subsidiary of the Company for working capital purposes from time to time and repayment of $76,246 of advances from an affiliated company in which Mr. Lim has a financial interest. As of September 30, 2003, the Company owed the related party company $59,223 for short-term cash advances made to a subsidiary of the Company for working capital purposes from time to time and for management fees. Additionally, as of September 30, 2003 the amount owed to Mr. Lim was $27,449. These amounts are unsecured, bear no interest and have no fixed terms of repayment.

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

In addition to internally generated funds and financial support from a director and major shareholder, the Company may seek to raise additional funds from equity or debt financing for its future working capital requirements. As of September 30, 2003, the Company has furniture and equipment with an original cost of approximately $1.4 million for the roll out of its portal, build-out of VISIONET and implementation of its business plan. The Company estimates that it would require additional capital expenditures of up to $2.0 million to implement its business plan to become a total system solution provider involved in application development, network operation, delivery of value added applications and services; and sale of its EyStar SmartHome Console.

On November 28, 2001, the Company signed an agreement to purchase office space in Australia for $1.8 million Australian dollars (approximately $1,220,000 USD at September 30, 2003). Pursuant to the terms of the agreement, the Company paid a sum of $5,200 as deposit for the above property. As of September 30, 2003, the Company decided not to proceed with the purchase due to the vendor's inability to deliver vacant possession of the property. Following termination of the agreement, the Company expensed the $5,200 non-refundable deposit paid to the vendor.

On December 4, 2002, the Company announced that its Board of Directors had approved a stock repurchase program for up to 10 million shares from the then public float of approximately 42.7 million shares which may be repurchased from time to time. The Company has until December 2003 to execute this stock repurchase program. Under the program, the Company can purchase shares of common stock through open market and/or privately negotiated transactions at prices deemed appropriate by management. The timing and amount of any repurchase transaction under this program will depend on market conditions and corporate and regulatory considerations. Through September 30, 2003, the Company repurchased a total of 1,305,000 shares of its common stock, at an average price of $0.04, for a total cash consideration of $52,298. These shares were returned to treasury and are available for re-issuance at a future date. On September 5, 2003, the Company reissued 250,000 shares of common stock from the treasury to a shareholder at $0.20 per share for a total consideration of $50,000. The shares, which were issued based on a first-in, first-out basis, were sold in reliance upon the exemption provided by Regulation S under the Securities Act of 1933, as amended. As of September 30, 2003, the Company had a balance of 1,055,000 shares of treasury stocks valued at $44,550 based on an average cost of $0.04 per share.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     On September 5, 2003, the Company reissued 250,000 shares of common stock from its treasury to a shareholder at $0.20 per share for a total consideration of $50,000. The shares were sold in reliance upon the exemption provided by Regulation S under the Securities Act of 1933, as amended. As of September 30, 2003, the Company had a balance of 1,055,000 shares of treasury stocks valued at $44,550 based on an average cost of $0.04 per share.

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

          31.1 Certification by Chief Executive Officer pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934

          31.2 Certification by Chief Financial Officer pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934

          32.1 Certification by Chief Executive Officer pursuant to 18 U.S.C.
               1350

          32.2 Certification by Chief Financial Officer pursuant to 18 U.S.C.
               1350

       (b) Reports on Form 8-K:

       On July 1, 2003, the Company filed a report on Form 8-K which announced its revenue and earnings estimates for the second quarter of 2003. A copy of the press release was attached and incorporated by reference therein.

       On August 5, 2003, the Company filed a report on Form 8-K which announced the issuance of a press release announcing its unaudited financial results for the quarter and six-month period ended June 30, 2003 in conjunction with the filing of its quarterly report on Form 10-QSB. . A copy of the press release was attached and incorporated by reference therein.

       On August 27, 2003, the Company filed a report on Form 8-K which announced that it had completed its acquisition of the entire outstanding common stock of Convergent Technologies, Inc. A copy of the press release was attached and incorporated by reference therein.

                                   SIGNATURES

     In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        DIGITAL BROADBAND NETWORKS, INC.
                                  (Registrant)



DATE: NOVEMBER 12, 2003              BY: /s/ Patrick Soon-Hock Lim
                                       ------------------------------
                                         Patrick Soon-Hock Lim
                                         Chairman & Chief Executive Officer



DATE: NOVEMBER 12, 2003              BY: /s/ Chee Hong Leong
                                       ------------------------------
                                          Chee Hong Leong
                                          Chief Financial Officer
                                         (Principal Financial Officer and
                                          Principal Accounting Officer)