Form 10KSB
period 2003-12-31
SECURED DIGITAL APPLICATIONS INC
filed 2004-04-14
CIK 940516

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2003
                           COMMISSION FILE NO. 0-25658

                       SECURED DIGITAL APPLICATIONS, INC.
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

                        DIGITAL BROADBAND NETWORKS, INC.
          (FORMER NAME OR FORMER ADDRESS, IF CHANGED SINCE LAST REPORT)

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

Yes:  X      No:

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [ X]

     Issuer's revenues for its most recent fiscal year: $15,913,136

     The aggregate market value of the voting stock of the Company held by non-affiliates as of April 8, 2004 was approximately $17,877,816.

     The number of shares outstanding of the Company's common stock, as of April 8, 2004, was 97,928,899.

         Documents incorporated by reference: None

                                TABLE OF CONTENTS
PART I

Item 1     Description of Business
Item 2     Description of Property
Item 3     Legal Proceedings
Item 4     Submission of Matters to a Vote of Security Holders

PART II

Item 5 Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities
Item 6     Management's Discussion and Analysis
Item 7     Financial Statements
Item 8 Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
Item 8A    Controls and procedures

PART III

Item 9 Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
Item 10    Executive Compensation
Item 11    Security Ownership of Certain Beneficial Owners and Management
Item 12    Certain Relationships and Related Transactions
Item 13    Exhibits and Reports on Form 8-K
Item 14    Principal Accountant Fees and Services

SAFE HARBOR STATEMENT

     This Form 10-KSB and other reports filed by the Company from time to time with the Securities and Exchange Commission, as well as the Company's press releases, contain or may contain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and information that is based upon beliefs of, and information currently available to, the Company's management, as well as estimates and assumptions made by the Company's management. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Forward-looking statements can be identified by the use of forward-looking terminology such as "believes", "may", "should", "anticipates", "estimates", expects", "future", "intends", "hopes", "plans" or the negative thereof. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause actual results of Secured Digital Applications, Inc. to vary materially from historical results or from any future results expressed or implied in such forward-looking statements.

         Such factors include, among others, the following: the revocation of the Company's license, the inability to successfully implement its business plans, the cancellation or postponement of contracts that the Company has entered into in connection with its business, the inability to obtain services provided by other communications companies, the inability of the Company to raise capital on a timely basis, existing and future government regulations, the failure to retain qualified personnel, competitive pressures and potentially adverse tax and cash flow consequences resulting from operating in multiple countries with different laws and regulations, the inability to maintain profitability in the future and the general economic and business conditions in Malaysia, the United States and other countries, primarily in Asia, in which the Company does or seeks to do business. The Company does not undertake to update, revise or correct any forward-looking statements.

ITEM 1.   DESCRIPTION OF BUSINESS.

HISTORICAL DEVELOPMENT

         Secured Digital Applications, Inc. (formerly Digital Broadband Networks, Inc.) (the "Company") is a Delaware corporation. The Company was formed through a reverse merger in April 1999 with the former Kalan Gold Corporation. On June 5, 2002, the Company reincorporated under Delaware law by merging the existing Digital Broadband Networks, Inc., organized under Colorado law, with and into a wholly owned subsidiary organized under Delaware law. On January 28, 2004, the Company's board of directors unanimously approved the name change to Secured Digital Applications, Inc. The Company provides broadband products and applications to its customers, primarily in Malaysia. In December 2003, the Company expanded its business to development, integration and provision of secured shipping and supply chain management services.

         The principal business address of the Company is Suite 11.02, 11th Floor, Menara Merais, No. 1, Jalan 19/3, 46300 Petaling Jaya, Selangor, Malaysia. The United States address of the Company is 10th floor, 230 Park Avenue, New York, N.Y.

         As of April 8, 2004, the Company had a total of 97,928,899 shares of common stock issued and outstanding. The Company has not been subject to any bankruptcy, receivership or similar proceeding.


BUSINESS

         The Company is a system solution provider involved in application development, broadband network operation, delivery of value added applications and services; sale of devices that utilize broadband networks and the sale of biometric security devices. During 2003, the Company expanded its business to include the development, integration and provision of secured shipping and supply chain management services. The Company's principal operations during 2003 included the development and operation of a wireless broadband network in Malaysia, the development of interactive, multimedia content for the Internet and the development, licensing and/or sale of specific products and applications that utilize the capacities of a broadband network. These include the EyStar SmartHome Console, broadband modems, biometric systems and Internet-based cameras. Beginning in 2004, the Company hopes to generate additional income from its new business in the development, integration and provision of secured shipping and supply chain management services.

         The Company, which conducts its operations in Malaysia, has three principal subsidiaries: Animated Electronic Industries Sdn Bhd ("AEI"), Perwimas Telecommunications Sdn Bhd ("PTSB") and EyStar Media Inc. ("EMI"). AEI, based in Malaysia, is involved in the design, development and production of multimedia content; provision of consulting services for website development, network engineering and project management in IT related projects. PTSB, an 86%-owned subsidiary of AEI, provides broadband and application services under licenses granted by the government of Malaysia. EMI, a wholly owned Delaware corporation, organized on June 20, 2002, seeks to acquire United States technology companies and to expand the Company's operations into the United States.

New Business Development

         During 2003, the Company established three new Malaysian subsidiaries:
Temasya Wira Sdn Bhd ("TW"), Secured Shipping Sdn Bhd ("SS") and Asiaco Multi Corporation Sdn Bhd ("AMC") to spearhead the Company's involvement in the development, integration and provision of secured shipping and supply chain management services. In February 2004, the Company established another wholly-owned subsidiary, Vista Positive Sdn Bhd ("VP"). VP will be used as a vehicle to acquire the business and assets of Izfahan Enterprise (M) Sdn Bhd ("IE"), a Malaysian freight forwarding company, as the Company seeks to expand its line of business into third party logistics and secured shipping industries.

         TW, a 60% subsidiary of AEI, was established to undertake the research and development of biometric security applications in Malaysia. SS, presently a wholly owned subsidiary of AEI, will be the joint venture vehicle between the Company and Amove Resources Sdn Bhd ("AR") to provide secured shipping services. AEI's equity holding in SS will be reduced to 51% upon fulfillment of all closing conditions stipulated in the joint venture agreement executed between the Company and AR.

         AMC, presently a wholly owned subsidiary of AEI, was incorporated as a special vehicle to acquire the businesses and selected net assets of Asiaco Material Handling Sdn Bhd ("AMH") and its subsidiary, associate and related companies ("the Asiaco Group"), based in Malaysia. AMH and the Asiaco Group of Companies are primarily engaged in supply chain management, industrial moving, packing and unpacking industrial equipment, land transportation and secured logistics, as well as the sale, rental and servicing of material handling equipment. AEI's equity holding in AMC will be reduced to 60% upon full compliance with all closing conditions for the acquisition of the businesses and net assets of AMH and the Asiaco Group of Companies. At December 31, 2003, AMC had three subsidiary and two associate companies as follows:

1. Asiaco Material Handling (East Coast) Sdn Bhd ("AEC"), an 80% subsidiary of AMC, is primarily involved in the sale, servicing and rental of material handling equipment in the eastern region of Malaysia.

2. Asiaco Logistic Sdn Bhd ("ALG"), a 67% subsidiary of AMC, is primarily involved in industrial moving, packing and unpacking of industrial equipment and secured logistics.

3. Asiaco Services Sdn Bhd ("ASS"), a 60% subsidiary of AMC, is primarily involved in providing maintenance, repair and restoration services for all material handling equipment.

4. Asiaco Transport Sdn Bhd ("ATP"), a 46% associate of AMC, is involved in providing land transportation services.

5. Asiaco Engineering Sdn Bhd ("AEG"), a 33% associate of AMC, is involved in providing engineering and fabrication services for automobile and material handling equipment.

         In February 2004, AMC completed the purchase of a 62% equity interest in Asiaco Taiping Sdn Bhd ("ATG"). ATG is primarily involved in the sale, servicing and rental of material handling equipment in the northern region of Malaysia.

         As of the date of this report, AMC is working towards completing the transfer of business, customers and selected net assets (selected assets less selected liabilities) from Asiaco Pack Trade Sdn Bhd ("APT"), Asiaco Heavylift Sdn Bhd ("AHL"), Asiaco Selangor Sdn Bhd ("ASL"), Asiaco Melaka Sdn Bhd ("AML"). All four companies are primarily involved in the sale, servicing and rental of material handling equipment. Although the acquisition of these four companies was closed in December 2003, the full transfer of business and net assets from these companies to AMC has yet to be completed pending approval by the relevant Malaysian authorities and third parties. The Company presently expects the transfer to be completed by the third quarter of 2004.

         In November 2003, the Company incorporated a Thai company, Asiaco Multi Corporation (Thailand) Co. Ltd ("AMCT"), which will be used as a special vehicle to acquire the net assets and business of Asiaco Material Handling (Thailand) Co. Ltd. ("AMHT"). This acquisition has yet to be completed as of the date of this report.

         At December 31, 2003, the Company, including its newly acquired subsidiary companies, had a total of 66 employees, all of whom were employed in Malaysia. EMI, a wholly owned U.S. subsidiary does not have any employees. In an effort to reduce its operating costs, the Company has outsourced its labor-intensive content production work to third parties. The Company plans to recruit additional employees in 2004 to further strengthen its sales and marketing division.


Interactive Media Development

         The Company is involved in the design, development and production of interactive multimedia content, websites, programs and applications, which includes the following activities:

o Designing, producing, hosting and distribution of interactive multimedia content, websites, programs and applications.

o Developing and producing e-commerce programs and Internet-based security applications and solutions.

o Providing project consulting services on broadband communication and networking systems for property development projects.


Supply Chain Management Services

         The Company's supply chain management is a service encompassing hardware, software and personnel to integrate the flow of goods and information from initial sourcing to delivery of raw materials and/or finished goods to the end user. Key services offered to clients within this end-to-end process include purchasing, production planning, order processing and fulfillment, inventory management, transportation, distribution, and customer service. The Company's supply chain management services are flexible and can be modified according to the needs of companies, from large multinationals to small businesses. The Company's supply chain management service is intended to provide a cost-effective way to help companies manage their supply chain process. By using the service, companies will be able to focus its resources on their businesses by outsourcing the management of their supply chain to the Company.

Secured Shipping Services

         By combining its supply chain management systems with technology like Radio Frequency Identification (RFID) and Global Positioning System (GPS) tracking system and biometric security systems and solutions, the Company has entered the business of offering secured shipping services to assist exporters to the United States to comply with the Container Security Initiative (CSI). The Company's secured shipping services provide for the electronic tagging of containers using a GPS tracking device that allows consignees to know where the containers are in real-time and whether the container has been tampered with. Electronic tags also help importers and exporters to track their shipments, an essential element of the just-in-time shipping system commonly employed by manufacturers, importers and exporters. The Company's secured shipping services is uniquely suited to identification applications that provide a high level of security, non-line-of-sight reading at long ranges and reliable performance in harsh environments. The underlying value of the Company's secured shipping services is a drive toward the end-to-end visibility of parts, materials and products as they move through the supply chain. The technology offered by the Company can be applied for interoperability across all transportation modes, encompassing air, ocean and land.

EyStar SmartHome Console

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

         In January 2002, the Company signed a Sales and Distribution Agreement with Cirronet Incorporated, to bundle Cirronet's wireless subscriber modem with the Company's EyStar SmartHome/Office Console for distribution worldwide. Following performance issues with the product, the Company decided to terminate the relationships as of May 19, 2003.

Broadband Networks

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

         On December 30, 2002, the Company's subsidiary, AEI executed an Agreement with Telekom Sales and Services Sdn Bhd ("TMSS"), a subsidiary of Telekom Malaysia Berhad, to sell, distribute and promote broadband access over standard copper telephone lines using Digital Subscriber Line technology. The service, brand named TMnet Streamyx, was first launched in August 2002. TMnet Streamyx is a high speed access service providing an "always-on" connection to the Internet. This service currently covers 100 urban locations in Malaysia. The agreement with TMSS is for an initial period of one year and maybe extended for a further period to be agreed by both parties. Under the terms of the agreement, AEI was required to achieve a minimum sales of $65,789 (RM250,000) for 2003. Although AEI generated minimal sales in 2003, it will continue as a reseller for TMnet Streamyx in 2004.

         In September 2002, the Company signed a Distribution Agreement with Anova Broadband ("Anova") to distribute Anova's Digital Subscriber Line ("DSL") equipment in Asia, Australia and New Zealand. During the third quarter of 2003, the Company suspended the agreement as Anova was not able to resolve the technical issues that caused the failure to obtain equipment authorization certifications from the relevant regulatory authorities of the respective countries. As of December 31, 2003, the Company had decided to discontinue the Distribution Agreement.

          At year-end 2002, VISIONET was rolled out as a backhaul network in the Klang Valley linking WiFi hotspots established by third parties to provide wireless Internet access services. The Company has initiated discussions with TMSS on using VISIONET to extend TMNet's Streamyx service coverage to locations currently not served by TMSS.

Biometrics Security Products

         During 2002, the Company entered into agreements in which it obtained the rights to sell and service certain products that utilize broadband technologies in the areas of identification and security. In December 2002, the Company's subsidiary, AEI executed an Agreement with Sintec Corp, South Korea ("Sintec"), to sell, distribute and promote the SmileCAM remote video surveillance cameras in Malaysia, Thailand, Singapore, Vietnam and Brunei. The agreement is for an initial period of two years and will thereafter be automatically renewable for one-year terms on each anniversary. Under the terms of the agreement, Sintec will grant the Company exclusive distribution rights for its products in Malaysia if the Company purchases an agreed minimum value of products from Sintec during 2003 and 2004. SmileCAM cameras are used for Internet based security and entertainment applications and can be integrated with the EyStar SmartHome Console to provide a value-added security solution for corporate and residential users. SmileCAM cameras include features such as automatic motion detection and tracking, and sending live streaming video to an Internet browser. Combined with applications and solutions developed by the Company, the Company believes that the SmileCAM cameras offer to purchasers useful features such as the ability to record intrusion, owner notification by ordinary telephone, live video, remote security options and forwarding of images by use of the Internet. The Company achieved minimal sales of the SmileCAM cameras in 2003 and expects to achieve higher sales revenue in 2004.

         In January 2003, the Company signed a Reseller Agreement with FaceKey Corporation ("FaceKey") to sell FaceKey's biometric-based products. The agreement is for an initial period of one year and will thereafter be automatically renewable for two-year terms on each anniversary. Under the terms of the agreement, FaceKey will grant the Company exclusive distribution rights for its products in Malaysia if the Company purchases an agreed minimum value of products from FaceKey during 2003. FaceKey develops products to control access, record time and attendance and restrict use of personal computers by using two biometric technologies, face recognition and fingerprint matching in a manner that will be highly competitive with magnetic cards, PIN numbers and passwords. The combination of both face and fingerprint recognition technologies is believed by the Company to be extremely reliable, providing a security level equivalent to a DNA test. The Company expects to commence generating revenue from FaceKey's products in the second half of 2004.

         In December 2003, the Company was also appointed by Testech Inc. ("Testech") of South Korea to distribute its biometrics security products. Testech's product range includes fingerprint access control systems, fingerprint time and attendance, fingerprint door lock and fingerprint authentication module. These products support both TCP/IP protocol and RS422 serial communication. Four different combinations of authentication methods are utilized: fingerprint, pin number with fingerprint, pin number with smart card, and fingerprint with smart card. Testech holds a U.S. patent for contact light emitting fingerprint authentication sensor which is used in the above products. Testech's products are competitively priced for the mass market and enable the Company to have a wider range of biometric security products that could be customized to meet clients' requirements. The Company expects to commence generating revenue from Testech's products in the second half of 2004.

LICENSES/GOVERNMENT REGULATION

         The Company operates its wireless broadband network under a license the Company has obtained from the Government of Malaysia. The Company believes that it has the only such license granted by the Government of Malaysia, however, the Government may issue additional licenses to the Company's competitors.

         Although the Company is unaware of any reason why its license might be terminated or limited, the Government of Malaysia has the unilateral right to revoke the Company's license upon thirty days notice. The license granted by the Government of Malaysia is material to the operations of the Company and any alteration, limitation or revocation of the license would have a material adverse effect on the Company.

         The business operations of PTSB are regulated by both the Malaysian Ministry of Energy Communications & Multimedia (MECM) (formerly known as the Ministry of Energy Telecommunications & Post) and the Malaysian Communications and Multimedia Commission ("CMC"). PTSB's WVCN license is governed by the Malaysian Communications & Multimedia Act 1998 ("Act 588") which became effective on April 1, 1999. This Act, which has superseded the Telecommunications Act of 1950 and the Broadcasting Act of 1988, is to provide for and to regulate the converging communications and multimedia industries in Malaysia.

         Under Malaysian law, PTSB had the option of registering its existing wireless broadband license under Act 588 or maintaining the terms of the license under the repealed Act. The Company believed that it would be more advantageous to register its license under the new Act, and on March 3, 2000 registered with the CMC its intention to migrate to the new Act. The license was granted for an initial period of 10 years commencing May 28, 1997.

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

      The Company's broadband services encounter competition from domestic Internet Service Providers, often referred to as ISPs. Many of the competing ISPs have, or can be expected to have greater financial, marketing and other resources than the Company. In addition, in marketing or reselling broadband services provided by third-parties, the Company competes with other similar providers.

      The devices developed and marketed by the Company that seek to utilize the capacity of broadband networks typically compete with similar well-known products. In addition, for security products and applications, the Company expects competition from companies that offer conventional security products and solutions like card access system.

      The Company's newly acquired subsidiaries also operate in highly competitive markets for sales, rental and service of material handling equipment, provision of land transportation and industrial moving services, where price competition is intense and customer loyalty is low. The Company will also face competition from more established third party logistic providers and freight forwarders that have similar plans to the Company to provide supply chain management and secured shipping services in Malaysia.

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

SUMMARY OF SIGNIFICANT RISKS

o The Company's ability to introduce its products to the anticipated markets is unproven.

o The market for the Company's broadband products and services, including the EyStar SmartHome Console, SmileCAM, FaceKey and Testech are unproven, and demand may be inadequate.

o The market for the Company's new business line which includes sales, rental and servicing of material handling equipment, land transportation and industrial moving, are highly competitive with a large number of competitors.

o The Company's ability to develop the business of providing supply chain management and secure shipping services by integrating the business of its newly acquired subsidiaries with the relevant technologies is unproven.

o The Company obtains supplies and services from third parties who may be unwilling to continue providing these services in the future.

o The Company is subject to license requirements and extensive government regulation that can be changed at any time.

o The Company is subject to particular risks due to its international operations.

o The Company has entered into significant contracts with a limited number of businesses, the loss of which would be materially detrimental to the Company's operations.

ENVIRONMENTAL LAWS

         To date, the Company has not incurred any material costs for compliance with any prevailing environmental laws of Malaysia or the United States.

PATENTS AND TRADEMARKS

         The Company has no patents. The Company's subsidiary, PTSB, has registered the name "VISIONET" as its service tradename and trademark with the Malaysian Registry of Trade Marks and Patents. In June 2002, AEI registered the name "EyStar" as its service tradename and trademark with the Malaysian Registry of Trade Marks and Patents. No other intellectual property registration is pending.

ITEM 2. DESCRIPTION OF PROPERTIES.

           The Company's principal executive offices are located at Suite 11.02, Menara Merais, No. 1 Jalan 19/3, 46300 Petaling Jaya, Selangor, Malaysia. This office space is leased from an unaffiliated party. This lease expired in February 2004 and was renewed on a month-to-month basis. In February 2004, the Company signed a three-year lease agreement with an unaffiliated party to lease an office-warehouse complex at Lot 11, Jalan 51A/223, Petaling Jaya, Selangor, Malaysia. The lease, which commenced on March 15, 2004, expires on March 14, 2007 and provides for a two-year renewal option thereafter. The Company plans to relocate its principal executive offices to the new premises, which is presently undergoing renovation, by May 2004. The Company also leases another office in Petaling Jaya for content production, engineering and warehouse space from an unaffiliated party. This lease will expire in August 2004.

         The Company terminated the lease agreement for office space in Flemington, NJ on March 31, 2004. In April 2004, the Company entered into a one-year lease agreement with an unaffiliated party for office space at 10th Floor, 230 Park Avenue, New York, N.Y. This lease will expire in March 2005 and provides for a 1-year renewal option.

         The Company believes that its existing and planned facilities are adequate for its current requirements and that suitable additional space will be available as needed to accommodate future expansion of its operations.

ITEM 3. LEGAL PROCEEDINGS.

         On December 22, 2003, the Company commenced a lawsuit in the Chancery Division, Hunterdon County, New Jersey against seven anonymous Internet posters, alleging that the posters had made false statements on certain message boards sponsored by Terra Lycos, Inc. (Ragingbull.com) and Yahoo! The complaint, in which president and chairman Patrick Lim is also a plaintiff, alleges that the false statements were intended to manipulate the price of the Company's common stock and to damage the reputation of the Company and Mr. Lim. Causes of action are alleged under New Jersey law for stock manipulation, civil conspiracy and libel. The Company has been granted leave to conduct discovery to obtain the identities of the anonymous posters. Certain posters who have provided representations that they are not former employees of the company in breach of any agreement of separation and were neither purchasers or sellers of the Company's securities have, or will be, dismissed from the action. Damages at law and injunctive relief are sought in the action. The Company does not anticipate that it will recover damages in an amount material to the financial condition of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Company did not submit any matter to a vote of the Company's security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's common stock trades in the Over-the-Counter ("OTC") market under the symbol "SDGL" and published quotations are available on the OTC Bulletin Board. Prior to February 3, 2004 and June 6, 2002, the Company's common stock traded under the symbol "DBBD" and "DBBN", respectively.

         The table below sets forth the range of high and low bid quotations of the Company's common stock as publicly reported by Marketguide during the Company's 2003 and 2002 fiscal years. The following bid price market quotations represent prices between dealers and do not include retail markup, markdown, or commissions; hence, they may not represent actual transactions.


Year 2003                High          Low
                        ------        -----
First Quarter           $0.06         $0.02
Second Quarter           $0.28        $0.03
Third Quarter           $0.25         $0.12
Fourth Quarter          $0.69         $0.16

Year 2002                High          Low
                        -----         -----
First Quarter           $0.28         $0.07
Second Quarter          $0.18         $0.07
Third Quarter           $0.12         $0.02
Fourth Quarter          $0.08         $0.03

         As of April 8, 2004, 97,928,899 shares of the Company's common stock were outstanding, 1,055,000 shares of the common stock were held in the treasury and the number of holders of record of the common stock at that date was approximately 68. However, the Company estimates that it has a significantly greater number of shareholders because a substantial number of the Company's shares are held in "street names" by the Company's market makers. On April 8, 2004, the closing trade price for the Company's common stock was $0.44 per share.

         Under the Company's Articles of Incorporation, holders of common stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. No dividends on the common stock were paid by the Company during the periods reported herein.

SALES OF UNREGISTERED SECURITIES

         There were no sale of unregistered securities during the fourth quarter of 2003. All securities that have been issued or sold by the Company during the past three years, but were not registered under the Securities Act of 1933, as amended, has been reported in the Company's previous Forms 10-QSB.

PURCHASE OF EQUITY SECURITIES

         There were no repurchases of equity securities during the fourth quarter of 2003. All repurchases of securities, including those made pursuant to the stock repurchase program for up to 10 million shares announced by the Company on December 4, 2002, have been reported in the Company's previous Forms 10-QSB.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERVIEW

         During 2003, the Company achieved substantial growth in its revenues, to $15,913,136 compared to $12,540,506 in 2002, and achieved positive earnings for the second consecutive year. These revenues were mainly derived from the design, development and production of interactive multimedia websites and content and from the provision of project consulting services.

         Net income for the year ended December 31, 2003 and 2002 was $815,373 and $98,649 respectively. The Company's net income in 2003 included recognition of a deferred gain of $73,157 and receipt of $50,000 as compensation for rescission of a share purchase agreement. The Company's net income in 2002 included several non-recurring transactions including recognition of a deferred gain of $101,238, collection of $232,724 in related party receivables previously not recognized as revenue due to the uncertainty of collection, collection of $168,421 in non-related party accounts receivable previously deemed uncollectible, and extinguishment of $42,548 of accounts payable. Excluding these, the Company would have incurred a net income of $692,216 for 2003 and a net loss of $446,282 for 2002. The earnings per share of common stock, was $0.01 and less than $0.01 for the years ended December 31, 2003 and 2002, respectively.

          At year end 2003, the Company had total current assets of $2,965,638, property and equipment of $1,454,752 and net tangible assets of $2,847,001. The Company's shareholders' equity at year end 2003 was $3,318,151.

         In 2003, the Company's revenue was generated primarily from the following activities:

1. Designing, producing, hosting and distribution of interactive multimedia content, websites, programs and applications.

2. Developing and producing e-commerce programs and Internet-based security applications and solutions.

3. Providing project consulting services on broadband communications and networking systems for property development projects.

         The Company anticipates that these activities will continue to provide the principal sources of the Company's revenue in 2004. During 2004, revenue is also expected to be generated from application development, network operation, delivery of value-added applications and services; sales of biometric security products and solutions and sales of the EyStar SmartHome Console. The Company also expects revenue from the sale, rental and servicing of material handling equipment and the provision of land transportation, industrial moving and engineering services through its subsidiary, AMC.

         The Company conducts its principal operations in Malaysia. According to the Malaysian Institute of Economic Research, Malaysia's projected growth in Gross Domestic Products (GDP) for 2004 and 2005 is projected at 5.7% and 6.2%, respectively. In view of the expected growth and positive economic outlook, the Company will continue to focus its business activities in Malaysia for 2004 and beyond.

         For 2004, the Company is seeking to expand its business to include the development, integration and provision of secured shipping and supply chain management services. The Company believes it is able to combine its expertise in application development with biometric security solutions, Radio Frequency Identification and Global Positioning System tracking system to provide a total solution for supply chain management, secured shipping and third party logistic services. The Company's planned secured shipping and supply chain management services would include the following offerings:

1.   Technology to identify planned and actual container contents.

2.   Technology to identify planned and actual container routing.

3.   Physical security of the container seal.

4. Physical security of cargo loading and handling areas, including video monitoring, employee screening, access control, and perimeter security.

5.   Technology to scan container contents for weapons of mass destruction
     ("WMD").
6. Technology to reconcile container contents to manifests without breaking the container seal.

The Company's decision to enter into the secured shipping and supply chain management industries was prompted by the following factors:

1. Large potential market for secured shipping services as indicated by burgeoning exports from Malaysia to the USA, which increased from $24 billion in 2002 to $25 billion in 2003 (source: US Census Bureau).

2. Likely increase in demand for secured shipping services following implementation of Container Security Initiative ("CSI") by the U.S. Customs and Border Protection ("CBP") in January 2002, which consists of four core elements:

o using intelligence and automated information to identify and target containers that pose a risk for terrorism;

o    pre-screening of containers before they reach U.S. ports;

o    using detection technology to pre-screen containers; and

o    using smarter, tamper-evident containers.

3. The implementation of the CSI program in two Malaysian ports, Port Klang and Port Tanjung Pelepas, would made it easier for the Company to market its new services to ocean carriers, exporters and manufacturers in Malaysia.

 Significant Business Developments and Plan of Operation

         During 2004, the Company anticipates that it will continue to provide its existing multimedia development, consulting and broadband services, market the EyStar SmartHome Console, introduce and actively market a new line of biometrics security products capable of integration with the EyStar SmartHome Console and utilizing the Company's ability to provide applications support. These products are the SmileCAM, FaceKey and Testech devices. The Company believes that these devices, when linked with the broadband technology that the Company seeks to exploit, will provide customers with comprehensive security and identification systems for which it is believed there will be a significant market.

         The Company will also seek to expand its business to include the provision of biometric security identification systems; supply chain management and secured shipping services. In line with this strategy, the Company has signed several agreements since the third quarter of 2003 to acquire the equity or business and assets of companies that it believes will assist its expansion into the development, integration and provision of secured shipping and supply chain management services. These agreements are described in more detail below.

         On October 14, 2003, the Company announced that its subsidiary, AEI, executed a letter agreement with Asiaco Material Handling Sdn Bhd ("AMH"), to acquire a 51% equity interest in each of three AMH Malaysian subsidiary companies. AMH and its subsidiaries are primarily engaged in supply chain management, land transportation, secured logistics as well as sale, rental and servicing of material handling equipment. On November 17, 2003, the Company announced that its subsidiary, AEI had signed a definitive agreement with AMH to purchase, through AMC, the business assets and selected liabilities of AMH and seven companies in the Asiaco group. The definitive agreement also provides for AMC, to purchase a majority equity interest in the remaining sixteen companies in the Asiaco group from AMH's major shareholder. The purchase price for the above acquisition is approximately $1.8 million. The final purchase price shall be determined after completion of the financial due diligence. As of December 31, 2003, the Company had completed the purchase of equity in five Asiaco companies: 80% in AEC, 67% in ALG, 60% in ASS, 46% in ATP and 33% in AEG. On February 9, 2004, the Company completed the acquisition of a 62% equity interest in ATG. As of the date of this report, the Company is working towards completing the transfer of business, customers and selected net assets (selected assets less selected liabilities) from four Asiaco Companies: APT, AHL, ASL and AML. The transfer of business and net assets from the above companies will take time as the transfer of title on some assets require approval from the relevant authorities. The Company presently expects the transfer to be completed by the third quarter of 2004. The purchase will be funded by cash from internally generated funds and an advance from the Company's principal shareholder, as well as through the issuance of preferred stock.

         As of December 31, 2003, the Company had paid a total of $263,158 to AMH as advances for the incorporation of AMC and purchase of equity in the Asiaco group of companies. These advances will be deducted from the final purchase price to be determined by AEI when it has completed its verification of the net asset value of AMH and its subsidiaries

         On December 6, 2003, the Company executed a definitive agreement with AMH's principal shareholder and Asiaco Material Handling (Thailand) Co. Ltd. ("AMHT") to purchase all of the assets and business of AMHT. On December 8, 2003, the Company announced the incorporation of Asiaco Multi Corporation (Thailand) Co. Ltd ("AMCT"), to be used as a special vehicle to acquire AMHT's net assets and business including taking over AMHT's headquarters in Bangkok and branch office in the industrial city of Rayong. Upon completion of the acquisition, the Company will own 60% of AMCT's equity. The remaining 40% will be jointly owned by the existing shareholders of AMHT. The Company and the existing shareholders of AMHT are still negotiating the terms and conditions for the transfer of AMHT's net assets and business to AMCT.

         On December 3, 2003, the Company entered into a Joint Venture Agreement with Amove Resources Sdn Bhd ("AR") to jointly implement a secured shipping service. The Company has incorporated Secured Shipping Sdn Bhd ("SS") to be used as the joint venture company. Pursuant to the Agreement, the Company was also granted an option to purchase a 51% equity interest in AR for $550,000. This option to purchase was exercisable on or before January 31, 2004. On January 30, 2004, the Company's subsidiary, AEI, entered into a definitive agreement to acquire 51% equity in AR for $526,315 in cash from AR's principal shareholder. AEI made an initial cash payment of $26,315. The balance of the purchase price is to be paid at closing, which is to occur by October 31, 2004. The purchase agreement is subject to customary closing conditions, including the completion of a financial and legal due diligence audit to the Company's satisfaction and the renewal of certain contracts with AR's existing customers, which include multinational companies and Fortune 50 U.S. companies operating in Malaysia. AEI will fund the balance of the purchase price from internally generated funds. AR's principal shareholder will retain 49% equity in AR and continue to serve as the Chief Executive Officer of AR. He will also guarantee a minimum profit after tax of $137,000 for fiscal years ending December 2004 to 2008. At the date of this report, the Company had yet to close the purchase agreement as AR's principal shareholder had yet to fulfill the condition precedent as stated in the definitive agreement.

         In addition to implementing a secured shipping service, the Company and AR also agreed to jointly implement a Central Monitoring Service ("CMS"), through SS, in the northern region of Malaysia where AR is currently providing armed guard services to clients that include factories, offices and homes. The central monitoring station will be installed with the latest state-of-the-art digital surveillance and recording systems. Clients will be provided 24-hour monitoring of their premises. When an intrusion is detected, AR's armed guards will be dispatched immediately to the premises and law enforcement agencies and the client will be notified. The system will permit clients access to the Company's home and business surveillance portal via the Internet. The Company will hold a majority equity interest in SS after consummation of the Joint Venture Agreement. SS had yet to commence operation as the Company is still negotiating with AR on the operational and administrative arrangements for the Joint Venture.

         On February 17, 2004, the Company announced that its subsidiary, AEI, had executed a definitive agreement to acquire the business and assets of Izfahan Enterprise (M) Sdn Bhd ("IE"). IE is a Malaysian freight forwarding company licensed by the Malaysian Customs Department to provide freight forwarding service in the northern and central region of Peninsular Malaysia. The purchase of IE's business and assets, once completed, would constitute the third strategic acquisition targeted by the Company to expand its line of business into the logistics and secured shipping industries. Izfahan's assets will be transferred to Vista Positive Sdn Bhd ("VP"), a wholly-owned subsidiary of AEI that was recently incorporated to be used as a vehicle for the acquisition. Under the terms of the agreement, the purchase consideration is not expected to exceed $400,000 subject to IE fulfilling certain closing conditions, which includes an undertaking by IE to secure a new freight forwarding license for VP. The Chief Executive Officer and key personnel of IE will be retained by AEI upon completion of the acquisition. AEI intends to integrate VP's operations with SS to provide third party logistic services. AEI has yet to complete the acquisition of IE as both parties are still negotiating management issues relating to VP's operations.

         For its existing operation, the Company anticipates that it will continue to seek the rights to new products and services through contractual arrangements and potentially through the acquisition of other business entities that provide compatible products or services. The Company expects to continue to market its products and services through a sales force and through its Internet websites located at www.digitalapps.net and www.eystar.com. As described in more detail below, the Company anticipates that its primary markets will continue to be in Malaysia and other Asian countries. However, the Company continues to seek additional markets in North and South America and has entered into various strategic agreements to improve the acceptance of its products there.

         The Company has secured several new contracts to provide hardware, applications or consulting services. The Company believes that it will be able to begin performance of some of these contracts during 2004 and that it will recognize revenue from these activities in 2004. Due to uncertainties in scheduling, however, the Company cannot forecast the specific dates on which it will begin performance of these contracts. These contracts are described in more detail below.

         As a result of the Company's experience in rolling out the first VISIONET cell in December 2001, management has decided that it will be most advantageous to the Company to revise its strategy for exploiting its broadband license granted by the Government of Malaysia. The Company believes that the most effective use of the VISIONET infrastructure is as a point-to-point backhaul service provider to other broadband and telecommunications providers. This decision was based on feasibility studies that were conducted after the VISIONET cell was activated. During 2004, the Company intends to actively market VISIONET as a backhaul service provider, rather than as a telecommunications company that provides the "last mile" service. In particular, the Company has decided to use VISIONET as a backhaul link for local mobile networks that it plans to attempt to deploy in partnership with Aptilo Networks, Sweden. With this change in business strategy, VISIONET will no longer provide the last mile link between a cell based radio station and retail users. The Company will instead construct a wireless highway or backhaul linking the cell based radio stations established by existing telecommunication companies and ISPs. The Company is hopeful that it will conclude contracts with a number of telcos and ISPs on the use of VISIONET as a backhaul link during 2004.

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

Significant Contracts

         For the year 2004, the Company hopes to generate additional revenue arising from the contracts described below. This description is intended to provide the reader with a description of the principal activities of the Company that are anticipated in 2004. Although the Company provides estimates of the time in which the contracts will be performed, revenues that may be generated and/or sales that are projected, there can be no assurance that the contracts will be performed as anticipated or that the revenues or sales projected will be realized by the Company. The contracts may be terminated, limited, breached or delayed, may be subject to force majeure clauses or the obligations to pay for services rendered or products received may not be fulfilled.

a) In August 2001, the Company was awarded a consulting contract, estimated to generate revenue of $2.85 million over a three year period, through August 2004, to carry out the planning, design, project execution (including contract and project management) of all broadband communications and networking systems/services for Pulau Indah-Marina Village, a water oriented luxury resort, residential, hotel and spa project. Up to December 31, 2003, the Company has generated $680,000 of revenue on this contract, of which $571,000 was generated during the year ended December 31, 2003. During 2003, in lieu of cash payment, management directed the customer to pay $20,000 of the $571,000 recognized to an affiliated company to whom the Company had outstanding accounts payable. The net effect to the Company was that revenue was recognized and recorded payables were reduced by equal amounts. The Company expects the contract period to be extended to August 2005 and to receive the balance of the $2.85 million contract sum through August 2005.

b) In December 2001, the Company entered into a marketing agreement with Worldlink Dotcom Sdn. Bhd. (Worldlink) to distribute its service gateway for home/office automation in Malaysia, Singapore and Australia. In 2002, Worldlink promoted the Company's service gateway to potential resellers and channel partners in the targeted markets. The Worldlink contract was projected by the Company to generate revenues of $4.0 million in 2003. Worldlink has not been able to secure any sales during 2003 and indicated that additional time is required to promote the Company's service gateway and secure orders from its resellers and channel partners. Therefore, revenue that will be realized during 2004 cannot be accurately forecast. The gateway bridges the Internet with internal home and office networks while facilitating the delivery of home and office applications including, but not limited to, security surveillance and video conferencing.

c) In January 2002, the Company appointed Mutual Base Equity Sdn. Bhd. (MBE) as one of its distributors in Malaysia and Singapore for sale of the EyStar SmartHome Console. Under the terms of the Distributor Agreement, MBE has been appointed for an initial duration of 3 years commencing January 4, 2002. For fiscal years 2002 and 2003, MBE has been attempting to secure contracts for the supply of the EyStar SmartHome Console to property developers in Malaysia and Singapore. The sales target for MBE is $17.5 million over the remaining term of the agreement. There can be no assurance, however, that MBE will meet its sales target.

d) The Company will attempt to secure contracts from local mobile networks to be jointly deployed with Aptilo Networks in 2004.

e) In January 2002, the Company's subsidiary, PTSB, was awarded a contract to carry out the planning, design, and project execution of all broadband communications and networking systems/services for a commercial/housing project in Selangor, Malaysia. Under the contract, PTSB will receive a total contract sum of $550,000 over 36 months beginning January 2003. The project, featuring 312 serviced apartments, 62 units of retail shops/offices and 120 units of housing for a government agency, is expected to be completed by December 2004. As a total solution provider, PTSB will also be responsible for the supply of its EyStar SmartHome Console as well as providing value-added broadband applications such as high speed Internet access, security surveillance, multimedia conferencing, home automation and video-on-demand. Up to December 31, 2003, the Company has generated $311,000 of revenue, of which $274,000 was generated in 2003, and expects to receive the balance of the contract sum through January 2005. During 2003, in lieu of cash payment, management directed the customer to pay $10,000 of the $274,000 recognized to an affiliated company to whom the Company had outstanding accounts payable. The net effect to the Company was that revenue was recognized and recorded payables were reduced by equal amounts.

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

g) In November 2002, the Company was contracted by MY Architect ("MYA"), a related party, to provide consulting services relating to home automation, home networking, energy cost saving, security surveillance and monitoring for MYA's current projects involving two major commercial and housing developments in Malaysia. The Company expects to receive $550,000 in consulting fees over 18 months beginning December 1, 2002. Up to December 31, 2003, the Company has generated $273,00 of revenue on this contract, of which $253,000 was generated in 2003, and expects to receive the balance of the contract sums through November 2004. The Company also expects to secure additional contracts sometime in 2005, estimated at $4.0 million, from MYA's clients for the supply and installation of the EyStar SmartHome Console and its security system in the two commercial and housing developments.

h) In April 2003, the Company contracted with MYA to carry out the design, supply and installation of all broadband communications, access control and network security equipment for a mixed property development project in Selangor, Malaysia, which features a total of 10 blocks of residential and commercial high-rise properties. The 30-month contract, expected to generate revenue of $3.2 million, commenced in the third quarter of 2003. The Company generated $55,000 of revenue from this contract during year ended December 31, 2003.

i) In April 2003, the Company was awarded a $9 million contract by MBE for the supply of biometric security products and EyStar SmartHome consoles over a three-year period with the first delivery originally expected to commence in the fourth quarter of 2003. In December 2003, the Company was informed by MBE to postpone the delivery until further notice. Due to the uncertainty, revenue that will be realized from this contract during 2004 cannot be accurately forecast.

j) In June 2003, the Company signed a contract to implement a biometric security recognition and identification system comprising hardware, software and issuance of security identity cards over a ten-year period. The contract, which was expected to commence in the fourth quarter of 2003, after the finalizing of technical specifications with relevant regulatory authorities, is estimated to generate revenue of $15 million through the first quarter of 2005. To date, the technical specifications for the project have yet to be finalized by the relevant regulatory authorities and the Company has not received any indication on when the contract may commence. Due to the uncertainty, revenue that will be realized from this contract during 2004 may not be accurately forecast.

k) In June 2003, the Company was awarded a $2.0 million contract to supply and install a biometric security system for access control and time attendance in Malaysia. The project was estimated to commence during the fourth quarter of 2003 and be completed within six months of the commencement date. The Company was also awarded a maintenance contract for 5 years thereafter. This maintenance contract begins following the completion of the project and is expected to generate annual recurring revenue of approximately $250,000. The commencement of this contract has been delayed as the construction work on the project's property has yet to be completed. The developer of the project is unable to provide a definitive date for the completion of construction work. Due to the uncertainty, revenue that will be realized from this contract during 2004 cannot be accurately forecast.

l) In August 2003, the Company was awarded an $850,000 contract to supply, install and commission a biometric based Building Access Management and Monitoring System for a 40-story office complex in Kuala Lumpur, Malaysia. The system is designed to enhance security through the management and monitoring of visitors within a building complex or restricted area. The office complex is currently tenanted by government departments and agencies, embassies, corporations and trade missions. Implementation of this contract is expected to commence in the first quarter of 2004 and be completed by the second quarter of 2004. This project has been delayed as the Company was informed by the client to postpone installation work until further notice.

m) In November 2003, the Company's subsidiary, AMC, was awarded a $4.6 million contract to provide electronically secured cargo shipping services for goods bound for the United States to a shipping agency operating in Port Klang, Malaysia. The contract, expected to commence in the second quarter of 2004, is for an initial duration of fifteen months. Through AMC, the Company will provide technical expertise in the areas of electronic tagging and real-time tracking of maritime shipments bound for the United States and supply chain management services to its clients. The containers will be tracked from the time they leave the client's facility to the time they arrive in a United States port. Consignees in the U.S. will also be able to monitor the location of the containers in real-time, detect any tampering to the container and insure that the cargo is not substituted.

n) In December 2003, the Company announced that its subsidiary, AMC, has been awarded a $4.92 million contract to provide a secured shipping service. The fifteen month contract is expected to commence in the first quarter of 2004. The contract calls for AMC to provide warehousing, transportation and monitoring of the cargo from the time the goods leave the client's warehouse to the port of destination in the United States. The Company will be responsible for providing the technology to identify planned and actual container contents; and identify planned and actual container routing. Any discrepancies in the contents and/or routing will be reported to the shipper. The Company will also provide physical security of the container seal and cargo loading area. To date, the contract has yet to commence as the client and AMC failed to agree on certain implementation issues. AMC is trying to resolve the differences with the client but is unable to provide any assurance that AMC will be able to proceed with the contract and generate revenue from this contract in 2004.

o) In March 2004, the Company's subsidiary, AEI, was awarded three contracts by a related party, with an aggregate value of $3.81 million, for the supply and installation of a biometric security system in three developments in Malaysia. The first is a multiple-use real estate development project, consisting of 312 apartments and 65 office and retail units, located in Shah Alam, Malaysia. Installation is anticipated to begin in the third quarter of 2004 and be completed by the third quarter of 2005. The second development is located in Templar Park, Malaysia consisting of 208 apartments and the third development is located in Cheras, Malaysia with 240 apartments. Installation for the second and third development is anticipated to begin in the third quarter of 2004 and be completed by the second quarter of 2006. Under the three contracts, AEI will provide a comprehensive biometric security system that will include biometric technology for apartment door locks, elevator access control, and will control vehicle access into and out of the development and visitor registration.

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

         Beginning in September 2001, the Company entered into a strategic collaboration with Aptilo Networks, Sweden, to deploy local mobile networks ("LMNs") in Malaysia and the Asian regional markets. The Company anticipates that the successful integration of LMNs with VISIONET will enable consumers to receive live video streams from their handheld devices and laptops, and to access the Internet and their corporate intranets at near T1 speeds remotely from public locations in the "travel ribbon" such as hotels, airports, restaurants, conference centers, shopping malls and coffeehouses. The first integrated VISIONET-LMN cell was deployed during the fourth quarter of 2001 to connect a number of access points to Bluetooth and wireless LAN 802.11b standard devices. This mobile network features Aptilo's latest billing solution that enables the Company to offer value-added applications and services to users without the need for any prior registration as a subscriber. Any user can now pay for instant network access to surf the Internet or purchase value-added applications on the spot by using their credit card. The Company is optimistic that this method of payment from Aptilo will attract more users to VISIONET and reduce capital expenditures and monthly operating costs. Furthermore, the integrated network provides the Company with the ability to expand its broadband network from fixed wireless into the mobile broadband market. The Company has committed to an initial purchase of software and hardware from Aptilo valued at $50,000. The Company believes that this strategic relationship with Aptilo may broaden VISIONET's user base and generate additional revenue in 2004 that is expected to contribute positively to the Company's cash flow.

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

         In December 2002, the Company's subsidiary, AEI executed an Agreement with Telekom Sales and Services Sdn Bhd ("TM"), a subsidiary of Telekom Malaysia Berhad, to sell, distribute and promote broadband access over standard copper telephone lines using Digital Subscriber Line technology. The service, brand named TMnet Streamyx, was first launched in August 2002. TMnet Streamyx is a high speed access service providing "always-on" connection to the Internet. This service currently covers 100 urban locations in Malaysia. The agreement with TM is for an initial period of one year and maybe extended for a further period to be agreed by both parties. Under the terms of the agreement, AEI was required to achieve a minimum sales of $65,789 (RM250,000) for 2003. Although AEI had generated minimal sales in 2003, it will continue as a reseller for Tmnet Streamyx in 2004.

         In January 2003, the Company signed a Reseller Agreement with FaceKey Corporation ("FaceKey") to sell FaceKey's biometric-based products. The agreement is for an initial period of one year and will thereafter be automatically renewable for two-year terms on each anniversary. Under the terms of the agreement, FaceKey will grant the Company exclusive distribution rights for its products in Malaysia if the Company purchases an agreed minimum value of products from FaceKey during 2003. FaceKey develops products to control access, record time and attendance and restrict use of personal computers by using two biometric technologies, face recognition and fingerprint matching in a manner that will be highly competitive with magnetic cards, PIN numbers and passwords. The combination of both face and fingerprint recognition technologies is believed by the Company to be extremely reliable, providing a security level equivalent to a DNA test. The Company did not generate any revenue from the sale of Facekey products in 2003 but is hopeful that revenue can be generated in 2004.

         On September 10, 2003, the Company's Malaysian subsidiary, AEI entered into a letter agreement to establish a joint venture company, Temasya Wira Sdn Bhd ("TWSB"), to undertake the research and development of biometric security applications. AEI will initially hold 60% of TWSB's equity while two Malaysian individuals will hold the remaining 40%. AEI's holding will eventually be diluted to 30% when EMI acquires 30% equity interest in TWSB after the completion of the joint venture agreement to be executed between the Company and FaceKey Corporation as described below. TWSB is expected to commence operations in 2004.

         On September 24, 2003, the Company announced that it had executed a Letter of Intent to form a joint venture with FaceKey Corporation ("FaceKey") to develop biometric applications for the MyKad "smart" national identification card ("MyKad") held by more than 7 million people in Malaysia. EMI will be used as the joint venture company to develop a system and applications utilizing FaceKey's face and fingerprint technologies to verify a live fingerprint and face with data stored in a smartcard, which permits retrieval of information about the cardholder electronically. Due to some disagreement over implementation and operational issues, the Company and Facekey are still negotiating the terms of the definitive agreement. The definitive agreement, which requires FaceKey to acquire a 49% equity interest in EMI, will be signed only after both parties have agreed on the terms of the development of applications for MyKad. EMI will subsequently acquire a 30% equity interest in TWSB. The Company and FaceKey will be jointly responsible for marketing the products globally.

         In December 2003, the Company was appointed by Testech Inc. ("Testech") of South Korea to distribute its biometrics security products. Testech's product range includes fingerprint access control system, fingerprint time and attendance, fingerprint door lock and fingerprint authentication module. These products support both TCP/IP protocol and RS422 serial communication. Four different combinations of authentication methods are utilized: fingerprint, pin number with fingerprint, pin number with smart card, and fingerprint with smart card. Testech holds a U.S. patent for contact light emitting fingerprint authentication sensor which is used in the above products. Testech's products are competitively priced for the mass market and enable the Company to have a wider range of biometrics security products that could be customized to meet clients' requirements.

         In connection with the development of the Company's products and services, the Company has from time to time entered into various agreements to acquire or license new products and technologies, to improve the effectiveness of its existing products, to expand the scope of the goods and services that it offers. In some cases during 2003 the Company has experienced difficulties with such arrangements as a result of product performance or because such an agreement was determined to be inconsistent with the Company's present business plan, and as appropriate, the Company has decided not to pursue the arrangement further.

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

         On September 27, 2002, the Company entered into a letter agreement with the shareholders of Convergent Technologies, Inc. ("CTI"), a privately held company, to acquire a majority interest in CTI for approximately $5.0 million. On May 19, 2003, the Company signed a purchase agreement with CTI's shareholders to acquire the entire outstanding common stock of CTI for $2.6 million. The purchase price was revised to $2.6 million after the Company had completed its due diligence and further negotiation with CTI's shareholders. On August 25, 2003, the Company announced that it had completed the acquisition of CTI, subject to certain conditions being met. During 2003, the Company had paid $150,000 to CTI's shareholders as an advance deposit on the purchase. On November 6, 2003, the Company and CTI's shareholders mutually agreed to rescind the purchase agreement after CTI did not satisfy all of the conditions subsequent to the Purchase Agreement as a result of its inability to deliver title to certain real property in a form acceptable to the Company. Pursuant to the Rescission Agreement, the stockholders of CTI refunded the $150,000 and paid an additional $50,000 to the Company as a cancellation fee.

         In September 2002, the Company signed a Distribution Agreement with Anova Broadband ("Anova") to distribute Anova's Digital Subscriber Line ("DSL") equipment in Asia, Australia and New Zealand. During the third quarter of 2003, the Company suspended the agreement as Anova was not able to resolve the technical issues that caused the failure to obtain equipment authorization certification from relevant regulatory authorities of the respective countries. As of December 31, 2003, the Company had decided not to continue with the distribution agreement.

CASH REQUIREMENTS AND RISK FACTORS

         The Company faces a significant number of risks and uncertainties associated with executing its business plan, only some of which the Company can currently anticipate. Chief among these risk factors are the needs of the Company for working capital and the likely need to raise additional funds to satisfy the Company's cash requirements during 2004.

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

IF THE COMPANY IS UNABLE TO SUCCESSFULLY IMPLEMENT ITS BUSINESS PLAN, THE COMPANY'S FINANCIAL CONDITION WOULD BE IMPAIRED.

         If the Company is unable to successfully implement its business plan, the Company's financial condition and performance would be impaired. The Company's business plan and strategy include numerous elements that may be difficult or costly to execute, and the Company may not be successful in implementing these elements and can provide no assurance that it will do so. The Company seeks to exploit technology that often does not have well-established markets and in which there is great competition. The Company's ability to develop its new business of providing supply chain management and secure shipping services by integrating the business of its newly acquired subsidiaries with the relevant technologies is also unproven. Thus, even if the Company successfully implements its business plans, there may be insufficient demand for the Company's products and services, in which event the Company will not generate sufficient revenues to offset the Company's planned expenditures, thereby having an adverse effect on the Company's business operations and financial condition.

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

         The markets for sales, rental and service of material handling equipment, provision of land transportation and industrial moving services are highly competitive where price competition is intense and customer loyalty is low. The Company will not be able to provide the assurance that it's newly acquired subsidiaries and associates will be able to remain competitive in the respective industries.

         The Company will also face competition from more established third party logistic providers and freight forwarders that have similar plans like the Company to provide supply chain management and secured shipping services in Malaysia.

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

RELATED PARTY TRANSACTIONS

During 2003, the Company was awarded contracts by My Architect (MYA) in an amount that is material to the financial results of the Company. The principal partner of MYA is a director of PTSB, the Company's 86% owned Malaysian subsidiary.

Results of Operations

         The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes.

         The following table sets forth certain operating data for Secured Digital Applications and subsidiaries for the periods as indicated below.

                                                                       Year Ended December 31,
                                                                  ----------------------------------
                                                                      2003             2002
                                                                  ------------       ------------

Revenues                                                      $       15,913,136  $      12,540,506
Gross profit                                                           1,835,201            802,728
Sales and marketing                                                       38,623             60,384
General and administrative                                               899,513            720,882
Gain on disposal of assets - related parties                              73,157            101,238
Other income                                                              50,526             42,703
Net income                                                               815,373             98,649

Year ended December 31, 2003 compared to year ended December 31, 2002

         Total revenue increased by $3,372,630, or 27%, to $15,913,136 for the year ended December 31, 2003, as compared to $12,540,506 for the year ended December 31, 2002. Included in revenue for 2003 was $105,373 of revenue generated by subsidiaries that the Company acquired or established in 2003's fourth quarter. Excluding this contribution, revenue increase for 2003 would have been $3,267,257 or 26%. The increase in 2003 was mainly due to an increase in fees earned from the production of multimedia programs and revenue received for project consulting services. The increase in revenue from the production of multimedia programs was a result of increased sub-contract work from the clients of the Company's two major customers, Worldlink Dotcom and Mutual Base Equity. Revenue for project consulting services was generated from four project consulting contracts that the company secured in 2001, 2002 and 2003. Also included in revenue for 2002 was collection of $232,724 in related party receivables previously not recognized as revenue due to the uncertainty of collection. In the year ended December 31, 2003, two customers, respectively, accounted for 47% and 46% of total revenue. In the year ended December 31, 2002, two customers, respectively, accounted for 50% and 46% of total revenue.

Gross Profit

         Gross profit increased to $1,835,201 for the year ended December 31, 2003, compared to $802,728 for the year ended December 31, 2002, an increase of $1,032,473 or 129%. The gross profit for 2003 included a contribution of $32,383 from subsidiaries that the Company acquired or established in 2003's fourth quarter. Excluding this contribution, gross profit increase for 2003 would have been $1,000,090 or 125%. The increase in gross profit was due to higher revenue, particularly consulting revenue, which has a higher margin than production work, in 2003. As a result of higher revenue, cost of revenues increased by $2,340,157 or 20%, to $14,077,935 in 2003 from $11,737,778 in 2002. Cost of revenue for
2003 included cost of $72,990 incurred by subsidiaries that the Company acquired or established in 2003's fourth quarter. Excluding this, cost of revenue increase for 2003 would have been $2,267,167 or 19%. This increase was a result of the Company requiring additional external resources in order to fulfill the higher demand for the Company's services. The outsourcing of content production work enabled the Company to develop a team of contractors that will assist the Company in producing multimedia content and applications that are crucial to its future business operation.

Sales and marketing expenses

         Sales and marketing expenses decreased by $21,761 or 36%, to $38,623 for the year ended December 31, 2003 from $60,384 for the year ended December 31, 2002. The decrease was primarily due to lower marketing expenses incurred to promote the Company's business of developing and producing multimedia programs and provision of design and consulting services for interactive website development. Advertising and promotion costs, which were approximately $12,793 and $25,906 for the years ended December 31, 2003 and 2002, respectively, accounted for 33% and 43% of sales and marketing expenses in 2003 and 2002.

General and administrative expenses

         General and administrative expenses involving non-related parties increased by $213,368 or 36% to $814,250 for the year ended December 31, 2003, as compared to $600,882 for the year ended December 31, 2002. General and administrative expenses for 2003 included expenses of $59,039 incurred by subsidiaries that the Company acquired or established in 2003's fourth quarter. General and administrative expenses for 2002 were reduced by a reversal of $168,421 for prior year's allowance for doubtful receivables due to recovery of accounts receivable previously deemed uncollectible. Excluding expenses incurred by the new subsidiaries and the reversal of allowance for doubtful receivables, general and administrative expenses would have been $755,211 and $769,303 for the years ended December 31, 2003 and 2002, respectively. Therefore, normal and recurring general and administrative expenses decreased by $14,092 or 2% for the year ended December 31, 2003. The decrease was mainly attributable to lower depreciation and payments to consultants for professional services in 2003. For the year ended December 31, 2003, out of the total general and administrative expenses of $814,250, 30% was for depreciation of tangible assets and 16% was for employee payroll. Another 11% was for legal expenses, 8% was for fees for professional and auditing services, 7% was for investor relation expenses and approximately 28% was for rent, utilities, general office supplies, communications and corporate insurance expenses. For the year ended December 31, 2002, of the total general and administrative expenses of $769,303, 33% was for depreciation of tangible assets and 16% was for employee payroll. Another 12% was for fees for professional and auditing services, 6% was for investor relation expenses and approximately 33% was for rent, utilities, general office supplies, communications and corporate insurance expenses.

         General and administrative expenses - related parties for the year ended December 31, 2003 was $85,263, a decrease of $34,737 or 29%, as compared to $120,000 for the year ended December 31, 2002. General and administrative expenses - related parties included management fees and administrative expenses payable by the Company to a company in which Mr. Patrick Lim, the President and Chief Executive Officer of the Company, has a financial interest. For the year ended December 31, 2003, the related company, LSH Assets Holdings Sdn Bhd ("LSH"), billed the Company's Malaysian subsidiary, AEI, administrative expenses of $25,263 for administration and clerical fees incurred by LSH on behalf of AEI. The Company also incurred management fees of totaling $60,00 and $120,000 per year, for the years ended December 31, 2003 and 2002, respectively,. The management fee was charged on the basis of time spent for the administration and management services provided to the Company. Management fees incurred were reduced to $5,000 per month for the year ended December 31, 2003 from $10,000 per month for the year ended December 31, 2002, a 50% decrease.

Gain on disposal of assets - related parties

         For the years ended December 31, 2003 and 2002, the Company included recognition of a previously deferred gain of $73,157 and 101,238, respectively related to a similar amount the Company received from its long-term receivable, related party. The receivable balance and total deferred gain was $628,157, respectively, as of December 31, 2002. These amounts arose in the year ended December 31, 1998 when the Company sold assets used in the operations of a subsidiary to a related company. Due to the uncertainty of collection of the related receivable, a related gain on the sale of the assets was deferred and is to be recognized only after all costs have been recovered and to the extent the receivable is collected. During the year ended December 31, 2002, payments received by the Company exceeded all remaining costs. As a result the Company's long-term receivable, related party and deferred gain balances were reduced to $555,000 respectively, as of December 31, 2003.

Other income

         During 2003, other income included $50,000 the Company received from the shareholders of Convergent Technologies, Inc. ("CTI") as cancellation fee, pursuant to a Rescission Agreement signed between CTI's shareholders and the Company in November 2003. During 2002, other income included a gain of $42,548 resulting from the Company's extinguishing accounts payable (related to prior business operations) at less than recorded amounts.

Liquidity and Capital Resources

         As of December 31, 2003, the Company had cash of $244,919. Operations were primarily funded from internally generated funds and working capital advanced from time to time by the principal shareholder, director and officer of the Company. These advances bear no interest and have no fixed terms of repayment.

         As of December 31, 2003, the Company owed Mr. Lim, the Chief Executive Officer, President and a Director of the Company, $56,556 for short-term cash advances made to subsidiaries of the Company for working capital purposes from time to time. Additionally, at December 31, 2003, the amount owed to a company in which Mr. Lim has a financial interest was $148,325. This amount was for short-term cash advances made to the Company and its subsidiaries for working capital purposes from time to time and for management and administrative fees. These amounts are unsecured, bear no interest and have no fixed terms of repayment.

         For the year ended December 31, 2003, the Company generated net cash of $665,206 from its operating activities. For the year ended December 31, 2002, net cash used in operating activities was $302,203. Net cash provided by operating activities mainly consists of receipt of income generated by multimedia production work and project consultation. The higher net cash provided by operating activities in 2003, as compared to 2002, was mainly due to higher consulting income, which accounted for about 12% of total revenue in 2003 as compared to 3% in 2002. Net cash used in operating activities consists of cost of revenues, sales and marketing expenses and general and administrative expenses. The primary reason for the difference between net income of $815,373 and net cash provided by operations of $665,206 was higher accounts receivable, which increased by $429,189 during 2003.

         Cash used in investing activities of $243,875 in 2003 was mainly attributable to net cash used in acquiring new subsidiaries and associates. Cash used in investing activities of $19,622 in 2002 was attributable to the purchase of furniture and equipment.

         Cash used in financing activities of $186,489 in 2003 was primarily due to repayment of advances from a director of $169,383. Cash provided by financing activities of $331,500 in 2002 was primarily from the issuance of shares of common stock for $204,030, payment to reacquire shares of common stock for $100,000 and advances of $271,802 from an affiliated company in which the Company's principal shareholder, CEO and president has a financial interest.

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

o Additional revenue provided by: (i) a consulting contract, which is estimated to generate approximately $800,000 of revenue in 2004, to carry out the planning, design, project execution (including contract and project management) of all broadband communications and networking systems/services for Pulau Indah-Marina Village, (ii) a contract, which is estimated to generate approximately $120,000 of revenue in 2004, to carry out the planning, design, project execution of all broadband communications and networking systems/services for a commercial/housing project in Selangor, Malaysia, (iii) a consulting contract entered into on November 5, 2002 with a related party, which is expected to generate approximately $297,000 of revenue in 2003, to provide consulting services relating to home automation, home networking, energy cost saving, security surveillance and monitoring for two major commercial and housing developments in Malaysia,
     (iv) a contract entered into in April 2003 with a related party, which is estimated to generate approximately $1.0 million of revenue in 2004 to carry out the design, supply and installation of all broadband communications, access control and network security equipment for a mixed property development project in Selangor, Malaysia.

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

o the Channel Partner Agreement with PointRed Technologies, Inc. to distribute the EyStar SmartHome Console;

o the agreement with Sintec to sell, distribute and promote their remote video surveillance cameras;

o the agreement with Telekom Sales and Services to sell, distribute and promote broadband access over standard copper telephone lines using Digital Subscriber Line technology in Malaysia;

o the reseller agreements with FaceKey Corporation and Testech Inc to sell their biometric-based security products;

o a $9 million contract from Mutual Base Equity Sdn Bhd for the supply of biometric security products and EyStar SmartHome console over a three-year period, expected to commence sometime in 2004;

o a contract, which is expected to commence sometime in 2004 after finalization of technical specifications with relevant regulatory authorities, to implement a biometric security recognition and identification system comprising of hardware, software and the issuance of security identity cards over a ten-year period;

o a $2.0 million contract with a related party to supply and install a biometric security system for access control and time attendance in Malaysia. The contract is expected to commence sometime in 2004 and be completed within six months from the commencement date. In addition to the supply contract, the Company was awarded a maintenance contract for 5 years. This maintenance contract will commence upon completion of the project and is expected to generate annual recurring revenue of approximately $250,000;

o a $850,000 contract to supply, install and commission a biometric based Building Access Management and Monitoring System for a 40-story office complex in Kuala Lumpur, Malaysia. The contract is expected to commence sometime in 2004;

o a $4.6 million contract, with an initial duration of fifteen months, to provide electronically secured cargo shipping services for a shipping agency in Malaysia, expected to commence in the second quarter of 2004;

o a fifteen-month $4.92 million contract to provide a secured shipping service that includes warehousing, transportation and cargo monitoring, expected to commence sometime in 2004; and

o three contracts, with an aggregate value of $3.81 million, awarded by a related party in March 2004, for the supply and installation of biometric security systems in three developments in Malaysia.

         In addition to internally generated funds and financial support from a director and major shareholder, the Company may seek to raise additional funds from equity or debt financing for its future working capital requirements. As of December 31, 2003, the Company has furniture and equipment of approximately $1.4 million for the roll out of its portal, build-out of VISIONET and implementation of its business plan. As of January 1, 2002, the Company had committed to an initial purchase of hardware valued at $250,000 for the limited commercial rollout of VISIONET in 2002. The Company received the equipment in 2002 for trial but subsequently returned it to the vendor as the equipment did not perform to the standard as specified by the Company. The Company estimates that it would require additional capital expenditures of up to $2.0 million to implement its business plan to become a total system solution provider involved in application development, network operation, delivery of value added applications and services; and sale of its EyStar SmartHome Console. The Company has also committed to an initial purchase of software and hardware valued at $50,000 in conjunction with its announced strategic collaboration with Aptilo Networks, Sweden.

         The Company will also be expanding into new businesses that include provision of secured shipping and supply chain management services and establishing and operating a Central Monitoring Service in the Northern Region of Malaysia. The Company expects to incur further expenses to acquire companies and technologies that are synergistic to the new businesses and will help the Company to rollout the new businesses in the shortest time possible. During 2003, the Company incurred $263,000 in the establishment and acquisition of new subsidiaries and associates relating to its new businesses. For 2004, the Company estimates that it will incur an additional $2.1 million to acquire the business, net assets and equity interest in companies synergistic to its planned new businesses. In addition, the Company estimates that it will require a further $2.0 million to finance the set-up cost of its new businesses. The Company also expects that it will require a further $2.0 million to finance the working capital of its new businesses and the operation of its newly acquired and/or established subsidiaries and associates.

         There is, however, no assurance that financing will be available or, if available, that it would be offered to the Company on acceptable terms. The Company will continuously evaluate its financing requirements and may decide to consider alternative modes of financing.

         In November 2001, the Company signed an agreement to purchase office space in Australia for $1.8 million Australian dollars (approximately $1,017,000 USD at December 31, 2002). The Company intended to lease the space for rental until it finalized its plan to relocate its Asian headquarters to Australia. Pursuant to the terms of the agreement, the Company paid a sum of $5,200 as deposit for the above property. During the third quarter of 2003, the Company decided not to proceed with the purchase due to the vendor's inability to deliver vacant possession of the property. Following termination of the agreement, the Company expensed the $5,200 non-refundable deposit paid to the vendor.

         In January 2002, the Company signed an agreement to purchase approximately $19 million of equipment over the next five years. These equipment purchases are subject to inspection and acceptance by the Company depending upon certain performance standards being satisfactorily met. As of December 31, 2002, the Company had suspended the agreement until the vendor has rectified performance problems discovered by the Company during the trial of this equipment. Following the failure of the vendor to rectify the problems encountered during the trial, the agreement was terminated on May 19, 2003 and the trial equipment has been returned to the vendor.

         On September 27, 2002, the Company announced that it has reached an agreement with the shareholders of Convergent Technologies, Inc. ("CTI"), a privately held company, to acquire a majority interest in CTI for approximately $5.0 million. The acquisition was expected to be funded by a combination of cash and issuance of the Company's Preferred Stock. The acquisition was subject to completion of due diligence, execution of a definitive agreement and was expected to close in the first half of 2003. During 2003, the Company paid $150,000 to CTI's shareholders as an advance deposit on the purchase. On November 6, 2003, the Company and CTI's shareholders mutually agreed to rescind the purchase agreement after CTI did not satisfy all of the conditions to the Purchase Agreement as a result of its inability to deliver title to certain real property in a form acceptable to the Company. Pursuant to the Rescission Agreement, the stockholders of CTI refunded the $150,000 and paid an additional $50,000 to the Company as cancellation fee.

         On December 4, 2002, the Company announced that its Board of Directors had approved a stock repurchase program for up to 10 million shares from the then public float of approximately 42.7 million shares which may be repurchased from time to time on or before December 2003. Under the program, the Company can purchase shares of common stock through open market and/or privately negotiated transactions at prices deemed appropriate by management. The timing and amount of any repurchase transaction under this program will depend on market conditions and corporate and regulatory considerations. Through December 31, 2003, the Company repurchased a total of 1,305,000 shares of its common stock, at an average price of $0.04, for a total cash consideration of $52,298. These shares were returned to treasury and are available for re-issuance at a future date. On September 5, 2003, the Company reissued 250,000 shares of common stock from the treasury to a shareholder at $0.20 per share for a total consideration of $50,000. The shares, which were issued based on a first-in, first-out basis, were sold in reliance upon the exemption provided by Regulation S under the Securities Act of 1933, as amended. As of December 31, 2003, the Company had a balance of 1,055,000 shares of treasury stock valued at $44,550, based on an average cost of $0.04 per share.

         No dividends on common stock were paid by the Company for the two years reported herein.

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

Revenue Recognition

Revenue represents the net invoiced value of:

o    goods sold;

o fees earned from the production of multimedia programs and Intranet and management and consulting services; and

o fees earned from rental and servicing of material handling equipment, provision of land transportation, engineering and industrial moving services.

The Company recognizes revenue from the sales of goods in the period when significant risks and rewards of ownership have transferred to its customers. The Company recognizes revenue from the services provided in the period in which the services are performed and when there is no significant uncertainty regarding the consideration to be received and the associated costs to be incurred.

Accounts Receivable

The Company grants credit, generally without collateral, to its customers. The Company continuously monitors collections and payments from its customers and maintains an allowance for estimated uncollectible accounts based upon historical experience and specific customer collections issues that have been identified. Such allowances have been within managements expectations.

Stock-Based Compensation

The Company has adopted SFAS No. 123, Accounting for Stock-Based
Compensation. As permitted by SFAS No. 123, the Company measures compensation cost in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure. This statement amends SFAS No. 123, Accounting for Stock-Based Compensation, and establishes two alternative methods of transition from the intrinsic value method to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 requires prominent disclosure about the effects on reported net income (loss) and requires disclosure for these effects in interim financial information. The provisions for the alternative transition methods are effective for fiscal years ending after December 15, 2002, and the amended disclosure requirements are effective for interim periods beginning after December 15, 2002. The Company adopted the disclosure only provisions of SFAS No. 148 in 2003 and plans to continue accounting for stock-based compensation under APB 25.

Impairment of Long-lived Assets

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In November 2002, the Financial Accounting Standards Board ("FASB") issued SFAS Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others". FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, while the provisions of the disclosure requirements are effective for financial statements of interim or annual reports ending after December 15, 2002. The adoption of FIN 45 did not have a significant immediate impact on the financial condition or results of operations of the Company, as the Company has made no guarantees.

In January 2003, the FASB issued SFAS Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which changes the criteria by which one company includes another entity in its consolidated financial statements. FIN 46 requires a variable interest entity ("VIE") to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. In December 2003, the FASB approved a partial deferral of FIN 46 along with various other amendments. The effective date for this interpretation has been extended until the first fiscal period ending after December 15, 2004. However, prior to the required application of this interpretation, a public entity that is a small business issuer shall apply this interpretation to those entities that are considered to be special purpose entities no later than as of the end of the first reporting period after December 15, 2003. As the Company does not currently have an interest in a VIE, management does not expect that the adoption of FIN 46 will have a significant immediate impact on the financial condition or results of operations of the Company.

On January 1, 2003, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 145, Recission of FASB Statements 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 requires companies to no longer report gains and losses associated with the extinguishment of debt as a component of extraordinary gains and losses, net of tax. These gains and losses are required to be presented within the statement of income in appropriate segregated line items. As required by SFAS 145, the extraordinary gains recognized in the year ended December 31, 2002 of approximately $42,500 in connection with the extinguishment of accounts payable has been reclassified to other income.

In May 2003, the FASB issued SFAS No. 150 ("SFAS 150"), Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The provision of SFAS No. 150 are generally effective for all financial instruments entered into or modified after May 31, 2003, except for those provisions relating to mandatorily redeemable non-controlling interests, which have been deferred. The adoption of SFAS No. 150 did not have a material impact on the financial position or results of operation of the Company. If the deferred provisions of SFAS No. 150 are finalized in their current form, management does not expect adoption to have a material effect on the financial position or results of operation of the Company.

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


ITEM 8A. CONTROLS AND PROCEDURES

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The Directors and Executive Officers of the Company, and their respective ages and positions held in the Company, as of April 8, 2004 are as follows:-


     NAME                                   AGE        POSITION HELD
     ----                                   ---        -------------

     Patrick Soon-Hock Lim                  54         Chairman, Chief Executive Officer and Director

     Valerie Hoi-Fah Looi                   45         Secretary and Director

     Wan Abdul Razak bin Muda               67         Director

     Mark Deschaine                         40         Director

     Chee-Hong Leong                        38         Chief Financial Officer/Treasurer



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


         MR. PATRICK SOON-HOCK LIM, 54, has served as the President, Chief Executive Officer and director of the Company, positions he has held since April 1999. In June 2002, Mr. Lim was appointed as Chairman, Chief Executive Officer and director of the Company. Mr. Lim has been the Managing Director at AEI since 1988 and has been involved in the multimedia industry for the past 12 years. Mr. Lim earned his Masters of Science from Reading University, United Kingdom in 1973.

         MR. WAN ABDUL RAZAK BIN MUDA, 67, has served as a director of the Company since April 1999. Mr. Muda previously served as Chairman of the Board of the Company from April 1999 to June 2002. In addition, Mr. Muda has been the Chairman of the Board of AEI and PTSB since February 1993. Since 1992, he has been the Chairman and Director of Tiong Nam Transport Holdings Bhd, a Malaysian public land cargo transportation and warehousing company. Prior to joining Tiong Nam Transport Holding Bhd, Mr. Muda had served in the Malaysian Police Force for 34 years. He joined the Malaysian Police Force as a police cadet after completing senior high school. As part of his training, he attended numerous courses conducted by the Royal Malaysian Police Training College and rose from the rank and file to his last position as the Chief Police Officer of the state of Terengganu, Malaysia.

         MS. VALERIE HOI-FAH LOOI, 45, has served as the Corporate Secretary and director of the Company since April 1999 and, in such position, she is responsible for corporate affairs and human resources of the Company. Ms. Looi has also served as the Senior Vice President, Corporate Affairs at AEI, a position she has held since joining AEI in 1990. She has over 10 years of experience in corporate affairs. Ms. Looi received her Diploma in Management from the Malaysian Institute of Management.

         MR. MARK DESCHAINE, 40, has served as the Company's independent director and Chairman of the Audit Committee since June 27, 2002. Mr. Deschaine is a principal member with Educational & Technological Consultants LLC, a Michigan company, specializing in learning, training, educational and technological issues. Mr. Deschaine holds teaching credentials, as well as two Masters Degrees, one from Oakland University and the other from Grand Valley State University in the area of education.

         MR. CHEE-HONG LEONG, 38, has served as the Chief Financial Officer and Treasurer of the Company since February 2000. He is a Fellow of the Association of Chartered Certified Accountants, United Kingdom. Mr. Leong is responsible for the financial and administrative functions of the Company. Prior to joining AEI, Mr. Leong was the Assistant Accounts Manager at Industrial Concrete Products from April 1994 to December 1999. Mr. Leong earned his Bachelor of Arts in Accounting at Ulster University in Northern Ireland in 1989 and qualified as a Chartered Certified Accountant with the Association of Chartered Certified Accountants, UK in 1994.

         Except for 25,000 shares of the Company's restricted common stock granted to Mr. Deschaine on June 26, 2002, as compensation for serving on the Company's Board of Directors, the Company does not pay fees to members of the board of directors and presently has no plans to pay directors' fees. Presently, Mr. Muda and Mr. Deschaine are the only Outside Directors of the Company.


COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934, as amended, (the "34 Act"), requires the Company's officers and directors and persons who own beneficially more than ten percent of the Company's Common Stock to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Based solely on a review of copies of the Section 16(a) reports furnished to the Company and written representations by certain reporting persons, the Company believes that all of the Company's officers and directors, and all persons owning more than ten percent of the Company's Common Stock have filed the subject reports, if required, on a timely basis during and with respect to the fiscal year ended December 31, 2003.

Audit Committee Composition

The Company has a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Patrick Soon-Hock Lim (Chairman), Mark Deschaine and Wan Abdul Razak bin Muda are members of the audit committee. The Board has determined that at least one person on the Audit Committee, Patrick Soon-Hock Lim, qualifies as a "financial expert" as defined by SEC rules implementing
Section 406 of the Sarbanes-Oxley Act. Mark Deschaine and Wan Abdul Razak bin Muda meet the SEC definition of an "independent" director.

Code of Ethics

The Company has adopted a Code of Ethics (as defined in Item 406) of Regulation S-K that applies to its principle executive, financial and accounting officers. Secured Digital Applications, Inc. will provide a copy of its code of ethics, without charge, to any investor that requests it. Requests should be addressed in writing to Ms. Valerie Looi, Suite 11.02, Menara Merais, No. 1 Jalan 19/3, 46300 Petaling Jaya, Selangor, Malaysia.


Code of Conduct for Purchases and Sales of Company Securities

The Company has adopted a Code of Conduct for Purchases and Sales of Company Securities that applies to its directors and executive officers. Secured Digital Applications, Inc. will provide a copy of its Code of Conduct for Purchases and Sales of Company Securities, without charge, to any investor that requests it. Requests should be addressed in writing to Ms. Valerie Looi, Suite 11.02, Menara Merais, No.1 Jalan 19/3, 46300 Petaling Jaya, Selangor, Malaysia.

ITEM 10. EXECUTIVE COMPENSATION

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

         In December 2000, the Company granted stock options to directors and officers of the Company. Mr. Lim, the current Chairman and Chief Executive Officer, was granted an option for 500,000 common shares at $0.085 exercisable until December 5, 2005. Mr. Muda, a Director, was granted an option for 100,000 common shares at $0.085 exercisable until December 5, 2005. Miss Looi, the current Secretary and Director, was granted an option for 120,000 common shares at $0.085 exercisable until December 5, 2005. Mr. Leong, the current Chief Financial Officer and Treasurer, was granted an option for 78,000 common shares at $0.085 exercisable until December 5, 2005. The closing price of the common stock on December 6, 2000 was $0.075. Mr. Lim, Mr. Muda and Ms. Looi exercised their options on March 12, 2002 to purchase a total of 720,000 shares of restricted common stock at $0.085 per share for total cash consideration of $61,200. Mr. Leong exercised his total options of 78,000 shares on March 30, 2002 and June 13, 2003 to purchase 45,000 and 33,000 shares, respectively, of restricted common stock at $0.085 per share for a total cash consideration of $6,630.

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





                           SUMMARY COMPENSATION TABLE

                                                                        ANNUAL
                                                                     COMPENSATION
                                                                    --------------
NAME AND PRINCIPAL POSITION                      YEAR            SALARY           BONUS
---------------------------------------         ---------        ------           -----
Patrick Soon-Hock Lim                              2003              -              -
Chairman, Chief Executive                          2002              -              -
Officer and Director                               2001              -              -

EMPLOYMENT AGREEMENTS

         The Company has no employment agreements with its Chief Executive Officer and other executive officers. However, its wholly-owned subsidiary, AEI, and Chee Hong Leong entered into a letter agreement, dated December 8, 1999, with respect to Mr. Leong's appointment as Corporate Finance Manager of AEI. Under the letter agreement, Mr. Leong will receive a basic salary of $18,947 per year and be entitled to unspecified stock option grants to be awarded by Secured Digital Applications, Inc. in the future. Either party may terminate the letter agreement by giving the other party one month's prior written notice. Mr. Leong is presently drawing a basic salary of $24,473 per year.

         AEI and Ms. Valerie Hoi-Fah Looi entered into a letter agreement dated January 1, 1999 with respect to Ms. Looi's redesignation as Senior Vice President of Corporate Affairs at AEI. Under the letter agreement, Ms. Looi will receive a basic salary of $13,578 per year subject to review by the Company from time to time. Ms. Looi is presently drawing a basic salary of $25,263 per year.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following sets forth the number of shares of the Company's common stock beneficially owned by (i) each person who, as of April 8, 2004, was known by the Company to own beneficially more than five percent (5%) of its common stock; (ii) each of the Directors and Executive Officers of the Company and
(iii) the Directors and Executive Officers of the Company as a group. As of April 8, 2004, there were 97,928,899 common shares issued and outstanding.


NAME AND ADDRESS                          NUMBER OF SHARES OF                              PERCENT OF
OF BENEFICIAL OWNER(1)                    BENEFICIAL OWNER (2)                               CLASS

Patrick Soon-Hock Lim                                50,995,000 (3)                             52.09

Valerie Hoi-Fah Looi                                   4,820,000                                 4.92

Mark Deschaine (4)                                     1,004,500                                 1.03

Wan Abdul Razak bin Muda                                 400,000                                    *

Chee-Hong Leong                                           78,000                                    *
                                                  --------------                              -------
All Officers and Directors as
a Group (5 persons)                                   57,297,500                                58.04
                                                        ========                                 ====


* Less than 1%.


(1) Except for Mark Deschaine, the address for each beneficial owner is c/o Secured Digital Applications, Inc., Suite 11.02, Menara Merais, No. 1 Jalan 19/3, 46300 Petaling Jaya, Selangor, Malaysia.

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

(4)    The address for Mark Deschaine is PO Box 72 Frankenmuth, MI 48734.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During the year ended December 31, 2003, the Company had related transactions with the following parties:

LSH ASSET HOLDINGS SDN BHD ("LSH"):

LSH is a company wholly-owned by the Company's Chief Executive Officer and his wife. During each of the years ended December 31, 2003 and 2002, LSH billed the Company $60,000 and $120,000, respectively, for management fees. LSH also billed the Company's Malaysian subsidiary, AEI, $25,263 during the year ended December 31, 2003 for administrative and clerical charges. LSH also made short term advances to the Company from time to time for working capital purposes. These advances totaled $140,966 and $180,695 in 2003 and 2002, respectively. During the year ended December 31, 2003, in lieu of actual cash payment of project consulting fee receivables from two consulting contracts, management directed two customers to pay a total of $30,000 to LSH. During the year ended December 31, 2002, the Company's management directed other related parties and a customer to pay a total of $402,632 to LSH in lieu of actual cash payment of receivables. As of December 31, 2003, the amount due to LSH was $148,325. This amount is unsecured, bears no interest, has no fixed terms of repayment, and is recorded in the financial statements as "Amount due to an affiliated company".

VISIONEWS ASIA SDN BHD ("VASB"):

The Company's Chief Executive Officer is a director of VASB and owns a 40% equity interest in VASB. A director of PTSB is also a director of VASB and owns a 20% equity interest in VASB. During the year ended December 31, 2002, the Company recognized revenue from VASB of $7,895, which related to revenue previously deferred in 1999. In lieu of actual cash payment, the Company's management directed VASB to pay $7,895 to LSH. The net effect to the Company was that revenue was recognized and recorded payables were reduced by equal amounts. As of December 31, 2003, $73,665 of receivables from 1999 was not recognized as revenue due to the uncertainty of collection. The terms of repayment for the amount due from VASB is similar to terms accorded to the Company's other existing customers.

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

As of December 31, 2003, long-term receivables, related parties, consisted of an overdue amount of $555,000 from SSB. This amount primarily arose in the year ended December 31, 1998, when the Company sold to SSB assets used in the operations of a subsidiary. These assets, comprising analog video hardware and peripherals and a patent for image display, were sold to SSB for a total sum of $1,661,175. Due to the uncertainty of collection of the related receivable, the gain has been deferred and will be recognized only after all costs have been recovered. The Company received $73,157 and $142,448 of the outstanding receivable during the years ended December 31, 2003 and 2002, respectively. During the year ended December 31, 2002, payments received by the Company exceeded all remaining costs, resulting in a $101,238 realization of gain on sale of assets, related party. The deferred gain included in the balance sheet has been reduced accordingly. The deferred gain on sale of assets totaled $555,000 at December 31, 2003, and will be recognized as a gain as payments on the long-term receivable balance are received. During 2002, in lieu of actual cash payment of a portion of the receivable due, the Company's management directed SSB to pay $101,487 to LSH. The net effect to the Company was that recorded receivables and payables were reduced equally.

KHIDMAT MAKMUR SDN BHD ("KMSB"):

A director of PTSB is a director of KMSB and holds a 30% equity interest in KMSB. During the year ended December 31, 2002, the Company recognized revenue from KMSB of $114,592 which relates to revenue previously deferred in 1999. In lieu of actual cash payment, the Company's management directed KMSB to pay $14,592 of $114,592 to LSH. The net effect to the Company was that revenue was recognized and recorded payables were reduced by equal amounts. As of December 31, 2003, $40,790 of receivables from 1999 was not recognized as revenue due to the uncertainty of collection. The terms of repayment for the amount due from KMSB are similar to terms accorded to the Company's other existing customers.

MY ARCHITECT ("MYA") AND MY DRAUGHTING SERVICES ("MDS"):

A director of PTSB is a principal partner of MYA and MDS. During the years ended December 31, 2003 and 2002, the Company received fees of $1,153,578 and $165,658, respectively, from consulting contracts that it entered into with MDA. During the year ended December 31, 2002, the Company also recognized revenue from MYA and MDS of $7,895 and $10,237, respectively, which related to revenue previously deferred in 1999. In lieu of actual cash payment, the Company's management directed MYA and MDS to pay $7,895 and $10,237, respectively, to LSH. The net effect to the Company was that revenue was recognized and recorded payables were reduced by equal amounts. As of December 31, 2003, $131,579 and $94,210 of 1999 receivables from MYA and MDS, respectively, were not recognized as revenue due to the uncertainty of collection. The terms of repayment for the amount due from MYA and MDS are similar to terms accorded to the Company's other existing customers.

CHIEF EXECUTIVE OFFICER:

As of December 31, 2003, the Company owed the Chief Executive Officer of the Company $56,556 for short-term cash advances made to the Company for working capital purpose from time to time. The amount owing to the Chief Executive Officer is unsecured, bears no interest, has no fixed terms of repayment and is recorded in the financial statements as "Amount due to a director".


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

3.6 Amended and Restated Certificate of Incorporation of Digital Broadband Networks, Inc. (Incorporated by reference to Exhibit 3.6 to the Company's Form 10-KSB filed with the SEC on March 31, 2003)

3.7 State of Delaware Certificate of Merger of Foreign Corporation into a Domestic Corporation (Incorporated by reference to Exhibit 3.7 to the Company's Form 10-KSB filed with the SEC on March 31, 2003)

3.8  Certificate of Incorporation of Secured Digital Applications, Inc.

3.9 Certificate of Ownership of Digital Broadband Networks, Inc. (a Delaware corporation) and Secured Digital Applications, Inc. (a Delaware corporation)

10.1 Amended Settlement Memorandum, dated December 14, 1999, as confirmed by Judge Jim R. Carrigan of the Judicial Arbiter Group in Denver. (Incorporated by reference to Exhibit 10.1 to the Company's Form 10-KSB filed with the SEC on April 14, 2000.)

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

10.5 Agreement dated December 6, 2003 between Yew Sair Lai and Asiaco Multi Corporation Sdn Bhd to purchase shares in Asiaco Transport Sdn Bhd (SUBJECT TO POST-CLOSING DOCUMENTATION)

10.6 Agreement dated November 15, 2003 between Yew Sair Lai and Asiaco Multi Corporation Sdn Bhd to purchase shares in Asiaco Material Handling (East Coast) Sdn Bhd (SUBJECT TO POST-CLOSING DOCUMENTATION)

10.7 Agreement dated November 15, 2003 between Yew Sair Lai and Asiaco Multi Corporation Sdn Bhd to purchase shares in Asiaco Logistic Sdn Bhd (SUBJECT TO POST-CLOSING DOCUMENTATION)

10.8 Agreement dated November 15, 2003 between Yew Sair Lai and Asiaco Multi Corporation Sdn Bhd to purchase shares in Asiaco Engineering Sdn Bhd (SUBJECT TO POST-CLOSING DOCUMENTATION)

10.9 Agreement dated November 15, 2003 between Yew Sair Lai and Asiaco Multi Corporation Sdn Bhd to purchase shares in Asiaco Services Sdn Bhd (SUBJECT TO POST-CLOSING DOCUMENTATION)

21.1 List of Subsidiaries

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

(b) Reports on Form 8-K.

           The Company filed a Current Report on Form 8-K for an event specified in Item 5 of such report on October 28, 2003

           The Company filed a Current Report on Form 8-K for an event specified in Item 2 of such report on November 7, 2003.

           The Company filed a Current Report on Form 8-K for an event specified in Item 12 of such report on November 13, 2003

           The Company filed a Current Report on Form 8-K for an event specified in Item 5 of such report on December 5, 2003



ITEM 14. Principal Accountant Fees and Services

Our principal auditor during fiscal 2002 and 2003 is Horwath Gelfond Hochstadt Pangburn, P. C.. Aggregate fees were billed in the following categories and amounts:

                                                             Years Ended December 31,
                                                         ---------------------------------
                                                             2003                  2002
                                                            ---------           --------
          Audit Fees                                      $      44,600    $      40,810
          Audit Related                                              --               --
          Tax Related                                             7,500            2,000
          Other Fees                                                 --               --

Audit related fees included due diligence assistance provided in connection with potential acquisitions. All of the services described above were approved by the Company's audit committee and prior to performance. The audit committee has determined that the payments made to its independent accountants for these services are compatible with maintaining such auditors' independence.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           Secured Digital Applications, Inc.

Dated:  April 12, 2004     By: /s/ Patrick Soon-Hock Lim
                               --------------------------------------
                                 Patrick Soon-Hock Lim
                                 Chairman and Chief Executive Officer


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

          SIGNATURE                                TITLE                                         DATE
          ---------                                -----                                         ----


/s/ Patrick Soon-Hock Lim                          Chairman, Chief Executive                  April 12, 2004
---------------------------------                  Officer and Director
Patrick Soon-Hock Lim                              (Principal Executive Officer)



/s/ Chee-Hong Leong                                Chief Financial Officer                    April 12, 2004
-----------------------------                      (Financial Officer and
Chee Hong Leong                                    Principal Accounting Officer)



/s/ Valerie Hoi-Fah Looi                           Secretary and Director                     April 12, 2004
------------------------------
Valerie Hoi-Fah Looi



/s/ Wan Abdul Razak bin Muda                       Director                                   April 12, 2004
---------------------------------------
Wan Abdul Razak bin Muda



/s/ Mark Deschaine                                 Director                                   April 12, 2004
-----------------------------
Mark Deschaine

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                     YEARS ENDED DECEMBER 31, 2003 AND 2002
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Independent auditors' report                                                            F1
Consolidated financial statements:
         Balance sheet                                                                  F2
         Statements of operations                                                       F3
         Statements of changes in shareholders'
           equity and comprehensive income                                              F4
         Statements of cash flows                                                       F5-F6
         Notes to consolidated financial statements                                     F7-F26

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

Board of Directors
Secured Digital Applications, Inc.

We have audited the accompanying consolidated balance sheet of Secured
Digital Applications, Inc. (formerly Digital Broadband Networks, Inc.) and subsidiaries as of December 31, 2003, and the related consolidated statements of operations, changes in shareholders' equity and comprehensive income and cash flows for each of the years in the two-year period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Secured Digital Applications, Inc. and subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2003, the Company adopted the provisions of Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections.





HORWATH GELFOND HOCHSTADT PANGBURN, P.C.

Denver, Colorado
April 9, 2004


               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2003

                                     ASSETS
Current assets:
     Cash                                                                                    $         244,919
     Accounts receivable, less allowance for doubtful
       accounts of $156,000 (Notes 6 and 11)                                                         2,609,726
     Prepaid expenses                                                                                   34,008
     Inventories                                                                                        76,985
                                                                                             -----------------
              Total current assets                                                                   2,965,638
Property and equipment, net (Note 5)                                                                 1,454,752
Goodwill (Note 2)                                                                                      471,150
Investment in associate companies (Note 4)                                                              42,671
Long-term receivables, related parties (Note 6)                                                        555,000
                                                                                             -----------------
                                                                                             $       5,489,211
                                                                                              ================
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current portion of capital lease obligations (Note 8)                                   $          68,818
     Accounts payable                                                                                  610,038
     Accrued expenses                                                                                  145,815
     Amount due to an affiliated company (Note 6)                                                      148,325
     Amount due to a director (Note 6)                                                                  56,556
     Income tax provision (Note 9)                                                                      29,956
                                                                                             -----------------
              Total current liabilities                                                              1,059,508
     Capital lease obligations, net of current portion (Note 8)                                        103,702
     Deferred gain (Note 6)                                                                            555,000
                                                                                             -----------------
              Total liabilities                                                                      1,718,210
                                                                                             -----------------
Minority interest                                                                                      452,850
                                                                                             -----------------
Commitments and contingencies (Notes 14, 15, 16 and 17)

Shareholders' equity (Note 10):
     Preferred stock, $0.10 par value; 1,000,000 shares authorized;
       no shares issued and outstanding
     Common stock, $.00001 par value; 100,000,000 shares authorized;
       98,983,899 shares issued                                                                            989
     Additional paid-in capital                                                                      3,609,298
     Common treasury stock at cost, 1,055,000 shares                                                   (44,550)
     Options                                                                                            14,800
     Accumulated deficit                                                                              (318,955)
     Accumulated other comprehensive income                                                             56,569
                                                                                             -----------------
              Total shareholders' equity                                                             3,318,151
                                                                                             -----------------
                                                                                             $       5,489,211
                                                                                              ================

                 See notes to consolidated financial statements




               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                                2003                  2002
                                                                              --------              ---------
Revenues:
     Related parties (Note 6)                                            $       1,153,578     $         398,382
     Others                                                                     14,759,558            12,142,124
                                                                                ----------            ----------

                                                                                15,913,136            12,540,506
Cost of revenues                                                                14,077,935            11,737,778
                                                                                ----------            ----------
Gross profit                                                                     1,835,201               802,728
                                                                                ----------            ----------

Operating expenses:
     Sales and marketing                                                            38,623                60,384
     General and administrative:
       Related parties (Note 6)                                                     85,263               120,000
       Others                                                                      814,250               600,882
                                                                                ----------            ----------
Total operating expenses                                                           938,136               781,266
                                                                                ----------            ----------

Income from operations                                                             897,065                21,462
                                                                                ----------            ----------
Other income (expense):
     Interest expense                                                              (12,828)              (15,618)
     Gain on disposal of assets: Related parties (Note 6)                           73,157               101,238
     Other income                                                                   50,526                42,703
     Share of associate companies' losses                                           (2,551)                   --
                                                                                ----------            ----------
                                                                                   108,304               128,323
                                                                                ----------            ----------
Income before income tax and minority interest                                   1,005,369               149,785
Income tax (Note 9)                                                                (32,719)                   --
                                                                                ----------            ----------
Income before minority interest                                                    972,650               149,785
Minority interest                                                                 (157,277)              (51,136)
                                                                                ----------            ----------
Net Income                                                               $         815,373     $          98,649
                                                                           ===============       ===============

Basic and diluted net income per common share                            $            0.01     $               *
                                                                           ===============       ===============

Weighted average shares outstanding

Basic                                                                           98,060,143            98,385,183
                                                                           ===============       ===============
Diluted                                                                         98,160,611            98,385,183
                                                                           ===============       ===============

* Less than $0.01 per share










                 See notes to consolidated financial statements



               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


                                               Common stock
                                       --------------------------------

                                                                       Additional
                                                            Par          paid-in      Treasury
                                            Shares         value         capital        stock
                                       ----------------- --------    -----------      --------
Balances, January 1, 2002 ...........    97,753,499    $       977   $ 3,457,723   $      --
Issuance of common shares ...........     1,197,400             12       106,518          --
Issuance of
 stock options to consultants .......          --             --            --            --
Cancellation of stock options
 issued to a consultant .............          --             --            --            --
Amortization of deferred compensation
 for the year ended December 31, 2002          --             --            --            --
Comprehensive income:
 Net income for the year ended
  December 31, 2002 .................          --             --            --            --
 Comprehensive income ...............          --
                                        -----------    -----------   -----------   -----------
Balances, December 31, 2002 .........    98,950,899    $       989   $ 3,564,241   $      --
Purchase of common shares ...........    (1,305,000)          --            --         (52,298)
Issuance of common shares ...........       250,000           --          42,252         7,748
Issuance of common shares ...........        33,000           --           2,805          --
Cancellation of stock options
 issued to a consultant .............          --             --            --            --
Amortization of deferred compensation
 for the year ended December 31, 2003          --             --            --            --
Comprehensive income:
 Net income for the year ended
  December 31, 2003 .................          --             --            --            --
 Comprehensive income ...............
                                        -----------    -----------   -----------   -----------
Balances, December 31, 2003 .........    97,928,899    $       989   $ 3,609,298   $   (44,550)
                                        ===========    ===========   ===========   ===========






                                                                                       Accumulated
                                                        Deferred                         other
                                                        compensation  Accumulated      comprehensive
                                           Options        cost          deficit          income         Total
                                          ----------    -----------   ----------        -------     ----------


Balances, January 1, 2002 ...........   $    20,125    $   (15,562)   $(1,232,977)   $    56,569   $ 2,286,855
Issuance of common shares ...........          --             --             --             --         106,530
Issuance of
 stock options to consultants .......        17,620        (17,620)          --             --            --
Cancellation of stock options
 issued to a consultant .............       (20,125)        10,729           --             --          (9,396)
Amortization of deferred compensation
 for the year ended December 31, 2002          --           13,953           --             --          13,953
Comprehensive income:
 Net income for the year ended
  December 31, 2002 .................          --             --           98,649           --          98,649
 Comprehensive income ...............                                                                   98,649
                                        -----------    -----------    -----------    -----------   -----------
Balances, December 31, 2002 .........   $    17,620    $    (8,500)   $(1,134,328)   $    56,569   $ 2,496,591
Purchase of common shares ...........          --             --             --             --         (52,298)
Issuance of common shares ...........          --             --             --             --          50,000
Issuance of common shares ...........          --             --             --             --           2,805
Cancellation of stock options
 issued to a consultant .............        (2,820)          --             --             --          (2,820)
Amortization of deferred compensation
 for the year ended December 31, 2003          --            8,500           --             --           8,500
Comprehensive income:
 Net income for the year ended
  December 31, 2003 .................          --             --          815,373           --         815,373
 Comprehensive income ...............                                                                  815,373
                                        -----------    -----------    -----------    -----------   -----------
Balances, December 31, 2003 .........   $    14,800    $      --      $  (318,955)   $    56,569   $ 3,318,151
                                        ===========    ===========    ===========    ===========   ===========


                 See notes to consolidated financial statements




               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                                2003                  2002
                                                                              --------              --------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                          $         815,373     $          98,649
     Adjustments to reconcile net income to net cash provided
       by (used in) operating activities:

     Minority interest                                                             157,277                51,136
     Depreciation and amortization                                                 244,578               254,151
     Deferred compensation amortization                                              8,500                13,953
     Other compensation expense                                                         --                 2,500
     Compensation expense reversed for canceled options                             (2,820)               (9,396)
     Reserve for bad debts                                                              --              (168,423)
     Gain on disposal of assets                                                    (73,157)             (101,238)
     Share of associate companies' losses                                            2,551                    --
     Changes in operating assets and liabilities:
       (Increase) decrease in receivables                                         (429,189)               14,551
       (Incresae) Decrease in prepaid expenses                                      (3,537)               16,874
       (Increase) in inventories                                                    (4,693)                   --
       (Decrease) in payables and accrued expenses                                 (79,633)             (474,960)
       Increase in income tax liability                                             29,956                    --
                                                                                   -------              --------
           Net cash provided by (used in) operating activities                     665,206              (302,203)
                                                                                   -------              --------
CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from sale of property and equipment                                      731                    --
     Purchase of property and equipment                                            (28,550)              (19,622)
     Payment for purchase of businesses, net of cash acquired                     (170,834)                   --
     Investment in associate companies                                             (45,222)                   --
                                                                                   -------              --------
           Net cash used in investing activities                                  (243,875)              (19,622)
                                                                                   -------              --------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of shares of common stock                               52,805               204,030
     Proceeds from minority investors in subsidiaries                                2,632                    --
     Payment for purchase of common shares for treasury                            (52,298)             (100,000)
     Net proceeds from affiliated company                                            7,593               271,802
     Net payment to a director                                                    (169,383)              (29,410)
     Payment of obligation under capital leases                                    (27,838)              (14,922)
                                                                                   -------              --------

           Net cash (used in) provided by financing activities                    (186,489)              331,500
                                                                                   -------              --------
Net increase in cash                                                               234,842                 9,675
Cash, beginning of year                                                             10,077                   402
                                                                                   -------              --------
Cash, end of year                                                                  244,919                10,077
                                                                           ===============       ===============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for interest during the year                              $          12,673     $          19,267
                                                                           ===============       ===============
     Cash paid for income taxes during the year                          $           2,763     $              --
                                                                           ===============       ===============
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
        FINANCING ACTIVITIES:
Payments on accounts receivable made directly by customers to an
     affiliated company for amounts the Company owed it. (Notes 6 and 7) $          30,000     $         402,632
                                                                           ===============       ===============



                 See notes to consolidated financial statements



               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


BUSINESS ACQUISITION (Note 3):

Net assets acquired:
   Property, furniture and equipment                                   $       227,919
   Inventories                                                                  71,044
   Accounts receivable                                                         364,117
   Cash                                                                         23,077
   Accounts payable                                                           (323,108)
   Capital lease obligation                                                    (55,648)
                                                                       ----------------
                                                                               307,401
Less: Minority interests                                                      (113,490)
         Cash acquired                                                         (23,077)
                                                                       ---------------
Net cash used in acquisition of subsidiary                             $       170,834
                                                                        ==============





                 See notes to consolidated financial statements

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002

NOTE 1: ORGANIZATION AND BASIS OF PRESENTATION

Secured Digital Applications, and subsidiaries (the "Company") provides network facilities and services for synchronous wireless broadband applications that include distance learning, live news coverage, remote video surveillance, emergency field services (including tele-medicine) and on site progress monitoring. The Company's revenues for 2003 and 2002 were primarily derived from the design, development and production of interactive multimedia websites and content.

The Company, formerly known as Digital Broadband Networks, Inc, changed its name to Secured Digital Applications, Inc., after its board of directors unanimously approved the change on January 28, 2004.

On April 2, 2002, the Company formed Digital Broadband Networks, Inc., a wholly-owned Delaware corporation ("DBNI Delaware"). At a Special Meeting of the Company's shareholders held on June 5, 2002, the shareholders adopted and approved the Merger Agreement between the Company and DBNI Delaware that resulted in the Company changing its state of incorporation from Colorado to Delaware.

On June 20, 2002, the Company formed EyStar Media Inc. ("EMI"), a wholly-owned Delaware corporation.

On September 10, 2003, the Company formed Temasya Wira Sdn Bhd ("TW"), a 60% owned Malaysian corporation.

On November 10, 2003, the Company formed Asiaco Multi Corporation Sdn Bhd ("AMC"), a wholly-owned Malaysian corporation.

On December 8, 2003, the Company formed Secured Shipping Sdn Bhd (SS), a wholly-owned Malaysian corporation.

On December 9, 2003, the Company, through AMC, acquired the following Malaysian subsidiary companies:

Name of Company                       Interest   Principal Activity
-------------------------            ----------- ------------------------
Asiaco Material Handling                 80%     Sales, rental and servicing of material handling equipment,
(East Coast) Sdn Bhd                             spare parts and accessories.

Asiaco Logistic Sdn Bhd                  67%     Providing moving, packing and other related services, and
                                                 rental of forklifts, loaders and other related equipment.

Asiaco Services Sdn Bhd                  60%     Sales, rental and servicing of material handling equipment, spare parts and accessories.

The accompanying consolidated financial statements include:

1. The accounts of Secured Digital Applications, Inc. and its wholly-owned subsidiaries: EMI and Animated Electronic Industries Sdn. Bhd. ("AEI"), a Malaysian corporation, as well as AEI's 86% owned Malaysian subsidiary, Perwimas Telecommunications Sdn Bhd ("PTSB");

2.   The accounts of TW and SS from the effective date of incorporation; and

3. The accounts of AMC and its subsidiaries from the effective date of acquisition.

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002




NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

FINANCIAL STATEMENTS

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

ACCOUNTS RECEIVABLE AND CREDIT POLICIES

The Company grants credit, generally without collateral, to its customers. The Company continuously monitors collections and payments from its customers and maintains an allowance for estimated uncollectible accounts based upon historical experience and specific customer collections issues that have been identified. Such allowances have been within management's expectations.

INVENTORIES

Inventories, which are comprised of peripherals for surveillance and wireless communication; and material handling equipment and related spare parts and accessories, are stated at the lower of cost or net realizable value. Cost is determined on a first-in-first-out basis.

PROPERTY AND EQUIPMENT AND DEPRECIATION

Property and equipment are stated at cost less depreciation. Depreciation is calculated on the straight-line method over the expected useful lives of the assets. The principal annual rates of depreciation are:

                                                                      Business Segments
                                                   Broadband, Multimedia &          Material Handling
Assets Classification                               Biometric Security              Equipment & Others
---------------------------                  ---------------------------------- --------------------------

Office equipment, furniture and fixtures,
  computer software                                          20%                         10% - 25%
Video communication hardware
  and peripherals, office renovation                         10%                            N/A
Tools and equipment                                          10%                         10% - 12%
Material handling equipment                                  N/A                            10%
Motor vehicles                                               N/A                         10% - 20%

Routine expenses for maintenance and repair are expensed as incurred. Expenditures that result in enhancement of the value or in extension of the useful life of fixed assets are capitalized.

Management assesses the carrying values of its long-lived assets for impairment when circumstances warrant such a review. Generally, long-lived assets are considered impaired if the estimated fair value is less than the assets' carrying values. If an impairment is indicated, the loss is measured based on the amounts by which the carrying values of the assets exceed their fair values.

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002



NOTE 2: SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

GOODWILL

Goodwill consists of the excess of cost over net assets acquired of PTSB. Effective with the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"), management of the Company evaluates the carrying value of goodwill annually or whenever a possible impairment is indicated. The Company performs its impairment test annually during the fourth quarter of the fiscal year.

ASSOCIATE COMPANIES - EQUITY ACCOUNTING METHOD

The Company considers associate companies as its investment in common stock of companies in which it has a long-term equity interest and where it has the ability to exercise significant influence, but not control, over operating and financial policies. Such investments are accounted for in the Company's consolidated financial statements based on the equity method. The equity method is a method of accounting under which the Company initially records an investment in the stock of an associate company ("investee") at cost and adjusts the carrying amount of the investment to recognize the Company's share of the earnings and losses of the investee after the date of acquisition. The amount of the adjustment is included in the determination of the Company's net income and such amount reflects adjustments similar to those made in preparing consolidated financial statements including adjustments to eliminate intercompany gains and losses, and to amortize, if appropriate, any difference between the cost and the underlying equity in net assets of the investee at the date of investment. The carrying amount of the investment is also adjusted to reflect the Company's share of changes in the investee's capital and will be reduced by dividends received from the investee. Under the equity method, an investment in common stock of associate companies is shown in the consolidated balance sheet as a single amount and the Company's share of earnings or losses of the associate companies is shown in the consolidated statement of operations as a single amount.

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

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


NOTE 2: SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

COMPREHENSIVE INCOME

The Company has adopted SFAS 130, "Reporting Comprehensive Income", which establishes requirements for disclosure of comprehensive income including certain items previously not included in the statements of operations, including minimum pension liability adjustments and foreign currency translation adjustments, among others. The Company's only components of comprehensive income are foreign currency translation adjustments.

The functional currency of the Company's subsidiaries is the Malaysian Ringgit. The financial statements of these subsidiaries are translated into United States dollars ("USD") using year-end rates of exchange for assets and liabilities, and average rates of exchange for the year for revenues, costs, and expenses. Translation gains and losses are treated as a component of shareholders' equity. The reporting currency used in the financial statements is USD unless otherwise stated.

REVENUE RECOGNITION

Revenue represents the net invoiced value of:

o    goods sold;

o fees earned from the production of multimedia programs and Intranet and management and consulting services; and

o fees earned from rental and servicing of material handling equipment, provision of land transportation, engineering and industrial moving services.

The Company recognizes revenue from the sales of goods in the period when significant risks and rewards of ownership have transferred to its customers. The Company recognizes revenue from the services provided in the period in which the services are performed and when there is no significant uncertainty regarding the consideration to be received and the associated costs to be incurred.

ADVERTISING

Costs related to advertising and promotion of products and services are charged to sales and marketing expense as incurred. Advertising and promotion costs were $12,793 and $25,906 in 2003 and 2002, respectively.

NET INCOME PER COMMON SHARE

Income per common share is determined in accordance with SFAS No. 128, "Earnings Per Share" (EPS). SFAS No. 128 requires the presentation of two EPS amounts, basic and diluted. Basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding for the year ended December 31, 2003 and 2002. Diluted income per common share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to outstanding stock options and are determined using the treasury stock method. Diluted EPS for the year ended December 31, 2003 includes the conversion of the Company's Stock Options (Note 10). The conversion increases the number of common shares (the denominator) to 98,160,611 and has no effect on the numerator. The options are not considered in the calculation of EPS for the year ended December 31, 2002 as they would have been anti-dilutive.

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


NOTE 2: SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash, accounts receivable, capital lease obligations, and accounts payable. The carrying amounts of such financial instruments approximate fair value due to their short maturities. The fair values of amounts due to and from related parties are not practicable to estimate, due to the related party nature of the underlying transactions. The Company has no material off-balance sheet financial instruments.

STOCK-BASED COMPENSATION

The Company has adopted SFAS No. 123, Accounting for Stock-Based
Compensation. As permitted by SFAS No. 123, the Company measures compensation cost in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure. This statement amends SFAS No. 123, Accounting for Stock-Based Compensation, and establishes two alternative methods of transition from the intrinsic value method to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 requires prominent disclosure about the effects on reported net income (loss) and requires disclosure for these effects in interim financial information. The provisions for the alternative transition methods are effective for fiscal years ending after December 15, 2002, and the amended disclosure requirements are effective for interim periods beginning after December 15, 2002. The Company adopted the disclosure only provisions of SFAS No. 148 in 2003 and plans to continue accounting for stock-based compensation under APB 25. During 2003 and 2002, the Company issued no options to employees.

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

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


NOTE 2: SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In November 2002, the Financial Accounting Standards Board ("FASB") issued SFAS Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others". FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, while the provisions of the disclosure requirements are effective for financial statements of interim or annual reports ending after December 15, 2002. The adoption of FIN 45 did not have a significant immediate impact on the financial condition or results of operations of the Company, as the Company has made no guarantees.

In January 2003, the FASB issued SFAS Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which changes the criteria by which one company includes another entity in its consolidated financial statements. FIN 46 requires a variable interest entity ("VIE") to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. In December 2003, the FASB approved a partial deferral of FIN 46 along with various other amendments. The effective date for this interpretation has been extended until the first fiscal period ending after December 15, 2004. However, prior to the required application of this interpretation, a public entity that is a small business issuer shall apply this interpretation to those entities that are considered to be special purpose entities no later than as of the end of the first reporting period after December 15, 2003. As the Company does not currently have an interest in a VIE, management does not expect that the adoption of FIN 46 will have a significant immediate impact on the financial condition or results of operations of the Company.

On January 1, 2003, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 145, Recission of FASB Statements 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 requires companies to no longer report gains and losses associated with the extinguishment of debt as a component of extraordinary gains and losses, net of tax. These gains and losses are required to be presented within the statement of income in appropriate segregated line items. As required by SFAS 145, the extraordinary gains recognized in the year ended December 31, 2002 of approximately $42,500 in connection with the extinguishment of accounts payable has been reclassified to other income.

In May 2003, the FASB issued SFAS No. 150 ("SFAS 150"), Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The provision of SFAS No. 150 are generally effective for all financial instruments entered into or modified after May 31, 2003, except for those provisions relating to mandatorily redeemable non-controlling interests, which have been deferred. The adoption of SFAS No. 150 did not have a material impact on the financial position or results of operation of the Company. If the deferred provisions of SFAS No. 150 are finalized in their current form, management does not expect adoption to have a material effect on the financial position or results of operation of the Company.

RECLASSIFICATIONS

Certain 2002 balances have been reclassified to conform to the current presentation.

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


NOTE 3: ACQUISITION OF SUBSIDIARIES

On November 17, 2003, AEI signed an asset purchase agreement with Asiaco Material Handling Sdn Bhd ("AMH"), a Malaysian company, to purchase, through AMC, the business assets and selected liabilities of AMH and seven companies in the Asiaco group. The definitive agreement also provides for AMC to purchase a majority equity interest in the remaining sixteen companies in the Asiaco group from AMH's majority shareholder. Pursuant to this agreement, the Company acquired a majority equity interest in three Malaysian companies on December 9, 2003: 80% in Asiaco Material Handling (East Coast) ("AEC"), 67% in Asiaco Logistic ("ALG") and 60% in Asiaco Services ("ASS") for a total consideration of $193,911. These aquisitions have been accounted for as purchases.The total consideration is to be satisfied by issuance of AMC's common stock to the owner upon full completion of the asset purchase agreements between the Company and AMH. As of December 31, 2003, the Company had paid a total of $263,158 to AMH as advances for the incorporation of AMC and for the purchase of equity in the above companies as well as two associate companies (see Note 4). These advances will be deducted from the final purchase price to be determined by AEI when it has completed its verification of the net asset value of AMH and its subsidiaries. The purchase price for the entire acquisition is expected to be approximately $1.8 million and shall be determined after completion of the financial due diligence. As a result of these acquisitions the Company has entered into the equipment material handling business.

The following table summarizes the estimated aggregated fair values of the assets acquired and the liabilities assumed from the three companies at the date of the acquisition. The allocation of the purchase prices is subject to refinement.

Property, furniture and equipment                                      $       227,919
Inventories                                                                     71,044
Accounts receivable                                                            364,117
Cash                                                                            23,077
Accounts payable                                                              (323,108)
Capital lease obligation                                                       (55,648)
Minority interests                                                            (113,490)
                                                                       ---------------
                                                                               193,911
                                                                       ===============

The following unaudited proforma financial information presents results of operations as if the acquisition of the above three subsidiaries had occurred at the beginning of the respective years ended December 31, 2003 and 2002:

                                                                            2003                2002

Revenue                                                                $    16,958,132    $     12,718,298
                                                                       ===============    ================
Net income                                                             $       827,986    $         98,781
                                                                       ===============    ================
Basic and diluted net income per common share                          $          0.01    $              *
                                                                       ===============    ================

* Less than $0.01 per share

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


NOTE 4: INVESTMENT IN ASSOCIATE COMPANIES

On December 9, 2003, the Company, through its wholly owned subsidiary, AMC, acquired equity interest that allows it to exercise significant influence over operating and financial policies of the following Malaysian private companies for a total consideration of $45,222. The Company accounts for these investments using the equity method:

Name of Company                       Interest   Principal Activity
-------------------------            ----------- ------------------------

Asiaco Transport Sdn Bhd                 46%     Providing transportation and related services.

Asiaco Engineering Sdn Bhd               33%     Providing steel fabrication and modification work and
                                                 servicing/repair of engines, engine blocks and hydraulic
                                                 equipment.

The acquisition forms part of the asset purchase agreement between the Company and AMH (See Note 3). The total consideration is to be satisfied by issuance of AMC's common stock to the owner upon full completion of the asset purchase agreement between the Company and AMH. As of December 31, 2003, the carrying amount of investment in associate companies is as follows:

Unquoted share of common stocks at cost                                         $        45,222
Less: Share of post acquisition losses                                                   (2,551)
                                                                                         ------
                                                                                $        42,671
                                                                                         ======

NOTE 5: PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 2003:

     Office equipment                                                                   $          104,340
     Furniture and fixtures                                                                         31,152
     Tools and equipment                                                                           157,472
     Video communication hardware and peripherals                                                2,202,245
     Computer software                                                                             170,639
     Office renovation                                                                              11,010
     Motor vehicles                                                                                 85,211
     Material handling equipment                                                                   156,930
                                                                                                   -------
                                                                                                 2,918,999
      Less accumulated depreciation                                                             (1,464,247)
                                                                                              ------------
                                                                                        $        1,454,752
                                                                                              ============

Depreciation expense for the years ended December 31, 2003 and 2002 was $244,578 and $254,151, respectively.

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


NOTE 6: RELATED PARTY TRANSACTIONS

During the years ended December 31, 2003 and 2002, the Company had related party transactions with the following entities:

LSH ASSET HOLDINGS SDN BHD ("LSH"):

LSH is a company wholly-owned by the Company's Chief Executive Officer and his wife. During each of the years ended December 31, 2003 and 2002, LSH billed the Company $60,000 and $120,000, respectively, for management fees. LSH also billed the Company's Malaysian subsidiary, AEI, $25,263 during the year ended December 31, 2003 for administrative and clerical charges. LSH also made short term advances to the Company from time to time for working capital purposes. These advances totaled $140,966 and $180,695 in 2003 and 2002, respectively. As of December 31, 2003, the amount due to LSH was $148,325. This amount is unsecured, bears no interest, has no fixed terms of repayment, and is recorded in the financial statements as "Amount due to an affiliated company". During the year ended December 31, 2003, in lieu of actual cash payment of project consulting fee receivables from two consulting contracts, management directed two customers to pay a total of $30,000 to LSH. During the year ended December 31, 2002, the Company's management directed other related parties and a customer to pay a total of $402,632 to LSH in lieu of actual cash payment of receivables, as follows:


VISIONEWS ASIA SDN BHD ("VASB"):

The Company's Chief Executive Officer is a director of VASB and owns a 40% equity interest in VASB. A director of PTSB is also a director of VASB and owns a 20% equity interest in VASB. During the year ended December 31, 2002, the Company recognized revenue from VASB of $7,895, which related to revenue previously deferred in 1999. In lieu of actual cash payment, the Company's management directed VASB to pay $7,895 to LSH. The net effect to the Company was that revenue was recognized and recorded payables were reduced by equal amounts. As of December 31, 2003, $73,665 of receivables from 1999 was not recognized as revenue due to the uncertainty of collection. The terms of repayment for the amount due from VASB is similar to terms accorded to the Company's other existing customers.

SYNERVEST SDN BHD ("SSB")

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

As of December 31, 2003, long-term receivables, related parties, consisted of an overdue amount of $555,000 from SSB. This amount primarily arose in the year ended December 31, 1998, when the Company sold to SSB assets used in the operations of a subsidiary. These assets, comprising analog video hardware and peripherals and a patent for image display, were sold to SSB for a total sum of $1,661,175. Due to the uncertainty of collection of the related receivable, the gain has been deferred and will be recognized only after all costs have been recovered. The Company received $73,157 and $142,448 of the outstanding receivable during the years ended December 31, 2003 and 2002, respectively. During the year ended December 31, 2002, payments received by the Company exceeded all remaining costs, resulting in a $101,238 realization of gain on sale of assets, related party. The deferred gain included in the balance sheet has been reduced accordingly. The deferred gain on sale of assets totaled $555,000 at December 31, 2003, and will be recognized as a gain as payments on the long-term receivable balance are received.

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


NOTE 6: RELATED PARTY TRANSACTIONS (CONTINUED)

SYNERVEST SDN BHD ("SSB") (CONTINUED)

During 2002, in lieu of actual cash payment of a portion of the receivable due, the Company's management directed SSB to pay $101,487 to LSH. The net effect to the Company was that recorded receivables and payables were reduced equally.

KHIDMAT MAKMUR SDN BHD ("KMSB")


A director of PTSB is a director of KMSB and holds a 30% equity interest in KMSB. During the year ended December 31, 2002, the Company recognized revenue from KMSB of $114,592 which relates to revenue previously deferred in 1999. In lieu of actual cash payment, the Company's management directed KMSB to pay $14,592 of the $114,592 to LSH. The net effect to the Company was that revenue was recognized and recorded payables were reduced by equal amounts. As of December 31, 2003, $40,790 of receivables from 1999 was not recognized as revenue due to the uncertainty of collection. The terms of repayment for the amount due from KMSB are similar to terms accorded to the Company's other existing customers.

MY ARCHITECT ("MYA") AND MY DRAUGHTING SERVICES ("MDS"):

A director of PTSB is a principal partner of MYA and MDS. During the years ended December 31, 2003 and 2002, the Company received fees of $1,153,578 and $165,658, respectively, from consulting contracts that it entered into with MDA. During the year ended December 31, 2002, the Company also recognized revenue from MYA and MDS of $7,895 and $10,237, respectively, which related to revenue previously deferred in 1999. In lieu of actual cash payment, the Company's management directed MYA and MDS to pay $7,895 and $10,237, respectively, to LSH. The net effect to the Company was that revenue was recognized and recorded payables were reduced by equal amounts. As of December 31, 2003, $131,579 and $94,210 of 1999 receivables from MYA and MDS, respectively, were not recognized as revenue due to the uncertainty of collection. The terms of repayment for the amount due from MYA and MDS are similar to terms accorded to the Company's other existing customers.

CHIEF EXECUTIVE OFFICER

As of December 31, 2003, the Company owed the Chief Executive Officer of the Company $56,556 for short-term cash advances made to the Company for working capital purpose from time to time. The amount owing to the Chief Executive Officer is unsecured, bears no interest, has no fixed terms of repayment and is recorded in the financial statements as "Amount due to a director".

Note 7: GENERAL AND ADMINISTRATIVE EXPENSES - OTHER

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

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


NOTE 8: CAPITAL LEASE OBLIGATIONS

Certain telecommunications and other assets are leased from a lessor under various equipment lease financing facilities. Such leases have been accounted for as capital leases. At the Company's request, a lessor agreed to an extension on the repayment period in 1998 to enable the Company to secure additional working capital financing. The rescheduled lease terms for all capital leases commenced on December 1998 and are payable on a monthly basis with the final payment due November 2006. The Company will acquire title to all assets under capital leases, upon payment of the final lease payment in November 2006.

Certain material handling equipment and other assets of the subsidiaries acquired by the Company in 2003 are also subject to various lease financing facilities from various lessors. The Company also accounts for such leases as capital leases. The Company will acquire title to all assets under such capital leases, upon payment of the final lease payments in 2006 and 2009.

As of December 31, 2003 the future minimum lease payments on capital leases are as follows:

           Year ending
           December 31:
           -----------
           2004                                                                         $           80,757
           2005                                                                                     54,169
           2006                                                                                     45,583
           2007                                                                                      7,643
           2008                                                                                      7,643
           2009                                                                                      2,317
                                                                                        ------------------
           Total payments                                                                          198,112
           Less:  amount representing interest                                                     (25,592)
                                                                                        ------------------
           Present value of minimum capital lease payments                                         172,520
           Less:  current maturities of capital lease
             obligations                                                                           (68,818)
                                                                                        ------------------
                                                                                        $          103,702
                                                                                        ==================

Assets under these capital leases, which are included in property and equipment at December 31, 2003, are as follows:

                                                                       Original       Accumulated      Net
                                                                         Cost         Depreciation     Value
                                                                     ----------     --------------  -----------
     Video communication hardware and peripherals                    $     408,896  $    (320,067) $      88,829
     Material handling equipment and motor vehicles                         85,042        (30,058)        54,984
                                                                     -------------  -------------  -------------
     Total                                                           $     493,938  $    (350,125) $     143,813
                                                                     =============  =============  =============

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


NOTE 8: CAPITAL LEASE OBLIGATIONS (CONTINUED)

The Company has not made regular principal and interest payments due under three capital lease agreements since July 2000. During the year ended December 31, 2003, the Company made payments to the lessor totaling $47,408. The total overdue amount as of December 31, 2003 is $47,310, which includes unpaid principal of $27,530 and unpaid interest of $19,780. Unpaid principal is included in current portion of capital lease obligations on the balance sheet. Unpaid interest is included in accrued expenses on the balance sheet. The Company's Chief Executive Officer (CEO), who is also a shareholder, has personally guaranteed payment under these capital lease agreements. Pursuant to the terms of the guarantee agreement dated December 3, 1998, the CEO has guaranteed to pay all amounts which become due under the terms of the capital lease agreements. Subsequent to December 31, 2003 and through the date of this report, the Company has made payments to the lessor totaling $15,789.


NOTE 9: INCOME TAXES

For 2003 and 2002, all income of the Company was derived from its activities in Malaysia and the United States. Provision for income tax liability for the year ended December 31, 2003 is as follows:

Current year provision of Malaysian income tax
     on the Company and its subsidiaries' income                                        $          32,719
                                                                                        =================

The difference between actual income tax expense and expected income tax expense computed applying the United States Federal income tax rate of 34% to income before income tax and minority interest is explained as follows:

                                                                                       Year ended December 31,
                                                                                        2003            2002
                                                                                    ------------- -----------------
     Expected income tax expense                                                    $     342,000  $      51,000
     Benefit of operating loss carryforwards                                             (284,680)       (51,000)
     other                                                                                (24,601)
                                                                                         --------        -------
     Income tax                                                                     $      32,719  $          --
                                                                                    =============    ===========

Temporary differences and carry forwards that give rise to deferred tax assets and liabilities as of December 31, 2003 are as follows:

DEFERRED TAX ASSETS
       Net operating loss carry forward                                                 $          881,697
       Less: Valuation allowance                                                                  (760,381)
                                                                                                  --------
       Deferred tax asset net of allowance                                                         121,316

DEFERRED TAX LIABILITIES
       Depreciation                                                                     $         (121,316)
                                                                                                  --------
NET DEFERRED TAX LIABILITY                                                                              --
                                                                                                  ========


               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


NOTE 9: INCOME TAXES (CONTINUED)

The valuation allowance offsets the net deferred tax assets for which there is no assurance of recovery. The valuation allowance is evaluated considering positive and negative evidence about whether the deferred tax assets will be realized. At that time of evaluation, the allowance is either increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax assets is no longer impaired and the allowance is no longer required. The Company's total net operating loss carry forward at December 31, 2003 is approximately $2,565,000, of which $1,043,000 relates to the Company's activities in Malaysia and $1,522,000 relates to the Company's activities in the United States. The net operating loss carry forward that relates to activities in Malaysia can be carried forward indefinitely while the net operating loss carry forward that relates to the Company's activities in the United States expires through the year 2023. The United States net operating loss carry forward may be subject to annual limitations based on ownership changes in the Company's common stock as provided by in section 382 of the Internal Revenue Code.


NOTE 10: SHAREHOLDERS' EQUITY

PREFERRED STOCK

The Company is authorized to issue one million shares of preferred stock, par value $0.10 per share, which may be issued in series with such designations, preferences, stated values, rights, qualifications or limitations as determined by the Board of Directors. As of December 31, 2003, no preferred stock has been issued.

COMMON STOCK

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

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002



NOTE 10: SHAREHOLDERS' EQUITY (CONTINUED)

COMMON STOCK (CONTINUED)

On December 4, 2002, the Company announced that its Board of Directors had approved a stock repurchase program for up to 10 million shares from the then public float of approximately 42.7 million shares which may be repurchased from time to time. The Company had until December 2003 to execute this stock repurchase program. Under the program, the Company can purchase shares of common stock through open market and/or privately negotiated transactions at prices deemed appropriate by management. The timing and amount of any repurchase transaction under this program will depend on market conditions and corporate and regulatory considerations. Through December 31, 2003, the Company repurchased a total of 1,305,000 shares of its common stock, at an average price of $0.04, for a total cash consideration of $52,298. These shares were returned to treasury and are available for re-issuance at a future date. On September 5, 2003, the Company reissued 250,000 shares of common stock from the treasury to a shareholder at $0.20 per share for a total consideration of $50,000. The shares, which were issued based on a first-in, first-out basis, were sold in reliance upon the exemption provided by Regulation S under the Securities Act of 1933, as amended. As of December 31, 2003, the Company had a balance of 1,055,000 shares of treasury stocks valued at $44,550 based on an average cost of $0.04 per share.

STOCK OPTIONS

In December 2000, the Company granted certain officers and employees of the Company options to purchase up to 912,000 shares of the Company's common stock at $0.085 per share (which was greater than the market price of the Company's common stock at the date of grant). The options are exercisable through December 2005, contingent upon continuous service by the officers/employees through specified dates. 31,200 and 50,400 options were cancelled during 2002 and 2001, respectively, due to termination of services of employees. 797,400 options were exercised in 2002, and 33,000 options were exercised on June 13, 2003 by an officer of the Company for a total cash consideration of $2,805.

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

On February 16, 2002, the Company granted options to purchase 60,000 shares of the Company's common stock at $0.12 per share to a consultant for services to be provided to the Company. These options were originally exercisable in August 2002 through February 2007, contingent upon continuous service by the consultant through specified dates. Following the termination of the consultant's service in December 2002, these options, which vested August 16, 2002, are exercisable through March 2003. The options were valued at $0.05 per share, based upon the Black-Scholes option-pricing model, resulting in recognition of compensation expense of $2,820 during the year ended December 31, 2002. These options were not exercised and have been canceled in 2003.

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


NOTE 10: SHAREHOLDERS' EQUITY (CONTINUED)

STOCK OPTIONS (CONTINUED)

On September 16, 2002, the Company granted options to purchase 300,000 shares of the Company's common stock at $0.12 per share to a consultant for services to be provided to the Company. These options are exercisable through September 2007, contingent upon continuous service by the consultant through specified dates. 100,000 of the options, which vest March 15, 2003, were valued at $0.044 per share, 100,000 of the options, which vest May 15, 2003, were valued at $0.048 per share, and the remaining 100,000 options, which vest September 15, 2003, were valued at $0.056 per share, based upon the Black-Scholes option-pricing model, resulting in recognition of compensation expense of $8,500 amd $6,300 during the years ended December 31, 2003 and 2002, respectively.

A summary of the status of the Company's stock options as of December 31, 2003 and 2002, and changes during 2003 and 2002, is presented below:

              Options Outstanding                             2003                               2002
            ------------------------            --------------------------------   ---------------------------------
                                                   Shares        Exercise Price       Shares       Exercise Price
                                                  --------      ----------------     --------     ----------------
   For officers and employees:
    Beginning of the year                               33,000             $0.085       861,600              $0.085
    Exercised                                         (33,000)             $0.085      (797,400)             $0.085
    Forfeited                                                -                          (31,200)             $0.085
                                                       -------                           -------
    End of the year                                          -                  -         33,000             $0.085
                                                       =======                           =======
    Options exercisable at year end                          -                  -         33,000             $0.085
   For consultants:
    Beginning of the year                              360,000             $0.120        250,000             $0.120
    Granted
     In February 2002                                        -                  -         60,000             $0.120
     In September 2002                                       -                  -        300,000             $0.120
    Exercised                                                -                  -      (125,000)             $0.120
    Forfeited                                         (60,000)             $0.120      (125,000)             $0.120
                                                       -------                           -------
    End of the year                                    300,000             $0.120        360,000             $0.120
                                                       =======                           =======
    Options exercisable at year end                    300,000             $0.120         60,000             $0.120
                                                       =======                           =======


               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


NOTE 10: SHAREHOLDERS' EQUITY (CONTINUED)

STOCK OPTIONS (CONTINUED)

The following table summarizes information about options outstanding at December 31, 2003 and 2002.

                                                                    Options Outstanding
                                                 ---------------------------------------------------------
                                             Number         Weighted Average Remaining         Weighted Average
                                           Outstanding           Contractual Life               Exercise Price
                                         ---------------  --------------------------------------------------------
   As of December 31, 2003:
    For officers and employees                        --                --                            --
    For consultants                              300,000               3.71                         $0.120
                                                 -------                                            ------
   Total                                         300,000               3.71                         $0.120
                                                 =======                                            ======
   As of December 31, 2002:
    For officers and employees                    33,000               2.93                         $0.085
    For consultants                              360,000               3.97                         $0.120
                                                 -------                                            ------
                                                 393,000               3.88                         $0.117
                                                 =======                                            ======


NOTE 11: SIGNIFICANT CONCENTRATIONS OF CREDIT RISK

Two customers accounted for approximately 93% and 96% of revenues earned during the years ended December 31, 2003 and 2002, respectively. In 2003, one customer accounted for approximately $7,868,000 of revenue and another customer accounted for approximately $6,781,000 of revenue. During the year ended December 31, 2002, one customer accounted for approximately $5,797,000 of revenue, and another customer accounted for approximately $5,817,000 of revenue. Allowance for doubtful accounts receivable was $155,744 at December 31, 2003 and 2002, respectively. The Company will continue to pursue vigorously the collection of all its outstanding accounts receivable.

Three suppliers accounted for substantially all cost of revenues during the year ended December 31, 2003. In 2003, three suppliers accounted for approximately $3,994,000, $4,832,000 and $5,157,000, respectively of total cost of revenue. One supplier accounted for substantially all cost of revenues during the year ended December 31, 2002. The Company is not dependent upon one supplier to provide the services that it requires but made a strategic decision to engage the services of only a small number of suppliers after taking into consideration the quality of service and competitive pricing being offered. Should the need arise, the Company could utilize alternative suppliers for the services that it requires.

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


NOTE 12: OTHER INCOME

During 2003, the Company received $50,000 from the shareholders of Convergent Technologies, Inc. ("CTI") as cancellation fee, pursuant to a Rescission Agreement signed between CTI's shareholders and the Company in November 2003. On September 27, 2002, the Company entered into a letter agreement with the shareholders of CTI, a privately held company, to acquire a majority interest in CTI for approximately $5.0 million. The purchase price was subsequently revised to $2.6 million after the Company had completed its due diligence and further negotiation with CTI's shareholders. The closing of the agreement was subject to specific performance by the Company and CTI's shareholders and could be terminated any time prior to closing by mutual agreement of both parties. During 2003, the Company had paid $150,000 to CTI's shareholders as an advance deposit on the purchase. On November 6, 2003, the Company and CTI's shareholders mutually agreed to rescind the purchase agreement after CTI did not satisfy all of the conditions subsequent to the Purchase Agreement as a result of its inability to deliver title to certain real property in a form acceptable to the Company. Pursuant to the Rescission Agreement, the stockholders of CTI refunded the $150,000 and paid an additional $50,000 to the Company as cancellation fee.


NOTE 13: SEGMENT INFORMATION

SEGMENT REPORTING

The Company has two reportable segments as a result of the establishment and acquisition of new subsidiaries during the fourth quarter of 2003. The Company classifies its business into two operating segments, which are defined by the products and services offered as follows:

1. Broadband, multimedia and biometric security division (Applications)

   Activities under this segment include application development, broadband network operation, delivery of value added applications and services; sale of devices that utilize broadband networks and the sale of biometric security devices.

2. Material handling equipment division (Material Handling)

   Activities under this segment include industrial moving, packing and unpacking industrial equipment, land transportation and secured logistics, as well as the sale, rental and servicing of material handling equipment.

The accounting policies of the segments are the same as those described under
Note 2: Significant Accounting Policies. The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each division requires different product knowledge and marketing strategies. The new businesses were acquired as a unit and the management at the time of acquisition was retained. Inter-segment sales and transfers between reportable segments are not material to the period presented. The Company did not include segment reporting in the financial statements in 2002 as the Company functioned as a single operating unit. The Company's revenue is derived primarily from operations in Malaysia and substantially all of the Company's assets are located in Malaysia.

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


NOTE 13: SEGMENT INFORMATION (CONTINUED)

OPERATING SEGMENT INFORMATION

                                                                        Year ended December 31, 2003
                                                               Applications       Material            Total
                                                                                  Handling
                                                              ----------------- ---------------- -----------------
Revenue:
   Related parties                                          $       308,289  $             --  $       308,289
   Others                                                        15,499,474           105,373       15,604,847
                                                                 ----------           -------       ----------
                                                            $    15,807,763  $        105,373  $    15,913,136
                                                            ===============  ================  ===============
Net income (loss)
   from operating segments                                  $       851,743  $        (36,370) $       815,373
                                                            ===============  ================  ===============
Depreciation expense                                        $       239,830  $          4,748
                                                            ===============  ================
Interest expense                                            $        12,115  $            713
                                                            ===============  ================
Income tax expense                                          $        32,719  $             --
                                                            ===============  ================
Share of associate
   companies results                                        $            --  $          2,551
                                                            ===============  ================


Expenditures for additions
   to long-lived assets                                     $         4,866  $         23,684
                                                            ===============  ================

Consolidated total assets as of December 31, 2003 are as follows:

   Applications                                                                                $     4,765,219
   Material handling                                                                                   681,321
   Investments in associate companies                                                                   42,671
                                                                                               ---------------
   Total consolidated assets                                                                   $     5,489,211
                                                                                               ===============



NOTE 14: COMMITMENTS AND CONTINGENCIES

On November 28, 2001, the Company signed an agreement to purchase office space in Australia for $1.8 million Australian dollars (approximately $1,017,000 USD at December 31, 2002). The Company intended to lease the space for rental until it finalized its plan to relocate its Asian headquarters to Australia. Pursuant to the terms of the agreement, the Company paid $5,200 as a deposit for the above property. During the third quarter of 2003, the Company decided not to proceed with the purchase due to the vendor's inability to deliver vacant possession of the property. Following termination of the agreement, the Company expensed the $5,200 non-refundable deposit paid to the vendor.

In January 2002, the Company signed an agreement to purchase approximately $19 million of equipment over the next five years. These equipment purchases are subject to inspection and acceptance by the Company depending upon certain performance standards being satisfactorily met. As of December 31, 2002, the Company suspended the agreement until the vendor rectified performance problems discovered by the Company during the trial of this equipment. Following the failure of the vendor to rectify the problems encountered during the trial, the agreement was terminated on May 19, 2003 and the trial equipment was returned to the vendor.

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


NOTE 14: COMMITMENTS AND CONTINGENCIES (CONTINUED)

On November 17, 2003, the Company announced that its subsidiary, AEI had signed a definitive agreement with Asiaco Material Handling Sdn Bhd ("AMH") to purchase, through AMC, the business assets and selected liabilities of AMH and seven companies in the Asiaco group. The definitive agreement also provides for AMC, to purchase a majority equity interest in the remaining sixteen companies in the Asiaco group from AMH's major shareholder. AMH and its subsidiaries are primarily engaged in supply chain management, land transportation, secured logistics as well as sale, rental and servicing of material handling equipment. The purchase price for the above acquisition is approximately $1.8 million. The final purchase price shall be determined after completion of the financial due diligence. As of December 31, 2003, the Company had paid a total of $263,158 to AMH as advances for the incorporation of AMC and purchase of equity in the Asiaco group of companies. These advances will be deducted from the final purchase price to be determined by AEI when it has completed its verification of the net asset value of AMH and its subsidiaries.

Operating Leases

The Company leases its principal executive offices in Malaysia under an operating lease from an unaffiliated party, which expired in February 2004. The Company has reached an agreement to renew the lease on a month-to-month basis until May 2004 when it will relocate its principal executive offices to its new premises. In February 2004, the Company signed a three-year operating lease with an unaffiliated party to lease an office-warehouse complex in Petaling Jaya, Malaysia. The lease, which commenced on March 15, 2004, will expire on March 14, 2007 and provides for a two-year renewal option thereafter. The Company also leases another office in Petaling Jaya for content production, engineering and warehouse space from an unaffiliated party under a lease that will expire in August 2004. In January 2003, the Company entered into a one-year non-cancelable lease for office space and relocated its US office from Charlotte, NC to Flemington, NJ. The Company terminated this lease in March 2004. In April 2004, the Company entered into a one-year lease agreement with an unaffiliated party for office space in New York, N.Y. This lease will expire in March 2005 and provides for a 1-year renewal option. These leases require the Company to pay rent of $2,500 per month in January through March 2004, $5,400 per month for April and May 2004, $3,700 per month in June 2004 through August 2004 and $3,400 per month thereafter, as well as taxes, maintenance, insurance and certain other operating costs of the leased properties.

The Company also leases an Internet line and related Internet access gateway. This lease can be terminated at anytime by serving a 30 days notice to the service provider. The lease rental that the Company is required to pay was $2,763 per month up to October 2003 and revised to $332 per month thereafter.

Future minimum lease payments under the non-cancelable lease agreements are as follows:

           Year ending
           December 31:
           ------------
           2004                                                                         $           43,000
           2005                                                                                     41,000
           2006                                                                                     41,000
           2007                                                                                      8,500
                                                                                        ------------------
                                                                                        $          133,500
                                                                                        ==================

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


NOTE 15:  PROPOSED BUSINESS TRANSACTIONS

On December 3, 2003, the Company entered into a Joint Venture Agreement with Amove Resources Sdn Bhd ("AR") to jointly implement a secured shipping service. In addition to implementing a secured shipping service, the Company and AR also agreed to jointly implement a Central Monitoring Service ("CMS") in the northern region of Malaysia where AR is currently providing armed guard services to clients that include factories, offices and homes. Pursuant to the Agreement, the Company was also granted an option to purchase a 51% equity interest in AR for $550,000. On January 30, 2004, the Company's subsidiary, AEI, entered into a definitive agreement to acquire 51% equity in AR for $526,315 in cash from AR's principal shareholder. AEI made an initial cash payment of $26,315. The balance of the purchase price is to be paid at closing, which is to occur by October 31, 2004. The purchase agreement is subject to customary closing conditions, including the completion of a financial and legal due diligence audit to the Company's satisfaction and the renewal of certain contracts with AR's existing customers. At the date of this report, the Company had yet to close the purchase agreement as AR's principal shareholder had yet to fulfill the condition precedent as stated in the definitive agreement.

On December 6, 2003, the Company executed a definitive agreement with AMH's principal shareholder and Asiaco Material Handling (Thailand) Co. Ltd. ("AMHT") to purchase the assets and business of AMHT. On December 8, 2003, the Company announced the incorporation of Asiaco Multi Corporation (Thailand) Co. Ltd ("AMCT"), to be used as a special vehicle to acquire AMHT's net assets and business, including taking over AMHT's headquarters in Bangkok and branch office in the industrial city of Rayong. Upon completion of the acquisition, the Company will own 60% of AMCT's equity. The remaining 40% will be jointly owned by the existing shareholders of AMHT. The Company and the existing shareholders of AMHT are still negotiating the terms and conditions for the transfer of AMHT's net assets and business to AMCT.

NOTE 16: PENDING LITIGATION

No legal proceedings of a material nature to which the Company is a party are pending as of December 31, 2003, and the Company knows of no legal proceedings of a material nature pending or threatened or judgments entered against any director or officer of the Company in his/her capacity as such.

NOTE 17: SUBSEQUENT EVENTS

On February 17, 2004, the Company announced that its subsidiary, AEI, had executed a definitive agreement to acquire the business and assets of Izfahan Enterprise (M) Sdn Bhd ("IE"). IE is a Malaysian freight forwarding company licensed by the Malaysian Customs Department to provide freight forwarding service in the northern and central region of Peninsular Malaysia. The purchase of IE's business and assets, once completed, would constitute the third strategic acquisition targeted by the Company to expand its line of business into the logistics and secured shipping industries. IE's assets will be transferred to Vista Positive Sdn Bhd ("VP"), a wholly-owned subsidiary of AEI that was recently incorporated to be used as a vehicle for the acquisition. Under the terms of the agreement, the purchase consideration is not expected to exceed $400,000 subject to IE fulfilling certain closing conditions, which includes an undertaking by IE to secure a new freight forwarding license for VP. AEI intends to integrate VP's operations with SS to provide third party logistic services. AEI has yet to complete the acquisition of IE as both parties are still negotiating management issues relating to VP's operations.

In February 2004, the Company's Malaysian subsidiary, AMC, completed the purchase of a 62% equity interest in Asiaco Taiping Sdn Bhd ("ATG"), pursuant to the asset purchase agreement between AMH and the Company. ATG is primarily involved in the sale, servicing and rental of material handling equipment in the northern region of Malaysia.