Form 10QSB
period 2004-03-31
SECURED DIGITAL APPLICATIONS INC
filed 2004-05-14
CIK 940516

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)

    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                    FOR QUARTERLY PERIOD ENDED MARCH 31, 2004

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 0-25658

                       SECURED DIGITAL APPLICATIONS, INC.
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                               84-1357927
        (STATE OR OTHER JURISDICTION OF      (IRS EMPLOYER IDENTIFICATION NO.)
      INCORPORATION OR ORGANIZATION)

                     11, JALAN 51A/223, 46100 PETALING JAYA,
                               SELANGOR, MALAYSIA
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                               011 (603) 7956 7026
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                     SUITE 11.02, 11TH FLOOR MENARA MERAIS,
           NO. 1, JALAN 19/3, 46300 PETALING JAYA, SELANGOR, MALAYSIA
              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                          IF CHANGED SINCE LAST REPORT)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


        Class                     Number of shares outstanding at May 13, 2004
        -------                   ----------------------------------------------
Common stock, $.00001 par value                  97,928,899

FORM 10-QSB
1ST QUARTER
                                      INDEX

                                                                                                        Page
PART I  -  FINANCIAL INFORMATION

         ITEM 1. FINANCIAL STATEMENTS

         Condensed consolidated balance sheet as at March 31, 2004 (Unaudited)                            3

         Condensed consolidated statements of operations for
         the three-month periods ended March 31, 2004 and
         March 31, 2003 (Unaudited)                                                                       4

         Condensed consolidated statements of cash flows for the three-month
         periods ended March 31, 2004 and March 31, 2003 (Unaudited)                                      5

         Notes to condensed consolidated financial statements (Unaudited)                              6 - 13

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS                                                 14 - 27

         ITEM 3. CONTROLS AND PROCEDURES                                                                 28


PART II - OTHER INFORMATION

         ITEM 1. LEGAL PROCEEDINGS                                                                       29

         ITEM 2. CHANGES IN SECURITIES AND PURCHASES OF EQUITY SECURITIES                                29

         ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                                         29

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                     29

         ITEM 5. OTHER INFORMATION                                                                       29

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                                        29

         SIGNATURES                                                                                      30



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

PART I -  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2004
                                   (Unaudited)

                                     ASSETS
Current assets:
     Cash                                                                                        $          154,954
     Accounts receivable, less allowance for doubtful accounts of $156,000                                3,021,616
     Other accounts receivable                                                                               20,566
     Prepaid expenses and other assets                                                                       32,590
     Inventories                                                                                            151,167
                                                                                                    ---------------
              Total current assets                                                                        3,380,893

Furniture and equipment, net                                                                              1,393,616
Goodwill                                                                                                    471,150
Investment in associate companies                                                                            40,040
Long-term receivables, related parties                                                                      447,742
                                                                                                    ---------------
                                                                                                 $        5,733,441
                                                                                                    ===============
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current portion of capital lease obligations                                                $           66,232
     Accounts payable                                                                                       903,268
     Accrued expenses                                                                                       137,591
     Amount due to an affiliated company                                                                     21,842
     Amount due to a director                                                                                27,258
     Income tax provision                                                                                    39,935
                                                                                                    ---------------
              Total current liabilities                                                                   1,196,126

Capital lease obligations, net of current portion                                                            93,396
Deferred gain                                                                                               447,742
                                                                                                    ---------------
              Total liabilities                                                                           1,737,264
                                                                                                    ---------------
Minority interest                                                                                           514,728
                                                                                                    ---------------
Commitments and contingencies

Shareholders' equity:
     Preferred stock, $0.10 par value; 1,000,000 shares authorized;
       no shares issued and outstanding
     Common stock, $.00001 par value; 100,000,000 shares authorized;
       98,983,899 shares issued                                                                                 989
     Additional paid-in capital                                                                           3,609,297
     Treasury stock, 1,055,000 shares at cost                                                               (44,550)
     Options                                                                                                 14,800
     Accumulated deficit                                                                                   (155,656)
     Accumulated other comprehensive income                                                                  56,569
                                                                                                    ---------------
              Total shareholders' equity                                                                  3,481,449
                                                                                                    ---------------
                                                                                                 $        5,733,441
                                                                                                    ===============
                                 See accompanying notes to condensed consolidated financial statements

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                                                                                  Three months ended
                                                                                                        March 31
                                                                                                2004               2003
                                                                                                ------          -------
Revenues:
     Related parties                                                                         $     414,475  $     125,474
     Others                                                                                      4,062,647      3,456,579
                                                                                             -------------  -------------
                                                                                                 4,477,122      3,582,053

Cost of revenues                                                                                 4,060,700      3,294,638
                                                                                             -------------  -------------
Gross profit                                                                                       416,422       287,415
                                                                                             -------------  -------------
Operating expenses:
     Sales and marketing                                                                             4,697         12,402
     General and administrative:
       Related parties                                                                              21,316         15,000
       Others                                                                                      315,298        192,251
                                                                                             -------------  -------------
Total operating expenses                                                                           341,311        219,653
                                                                                             -------------  -------------
Income from operations                                                                              75,111         67,762
                                                                                             -------------  -------------
Other income (expense):
     Interest expense                                                                               (3,679)        (3,357)
     Gain on disposal of assets, related party                                                     107,258          5,263
     Other income                                                                                    4,764             --
     Share of associate companies loses                                                             (2,632)            --
                                                                                             -------------  -------------
                                                                                                   105,711          1,906
                                                                                             -------------  -------------

Income before income tax and minority interest                                                     180,822         69,668
Income tax                                                                                          (1,842)            --
                                                                                             -------------  -------------
Income before minority interest                                                                    178,980         69,668
Minority interest                                                                                  (15,680)       (12,448)
                                                                                             -------------  -------------
Net income                                                                                   $     163,300  $      57,220
                                                                                             =============  =============

Net income per common share:
     Basic and diluted                                                                       $           *  $           *
                                                                                             =============  =============
Weighted average shares outstanding:
     Basic                                                                                      97,928,899     98,753,677
                                                                                             =============  =============
     Diluted                                                                                    98,228,899     98,753,677
                                                                                             =============  =============


* Less than $.01 per share







                                 See accompanying notes to condensed consolidated financial statements



               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                                            Three Months Ended
                                                                                                 March 31
                                                                                           2004                 2003
                                                                                         --------             --------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net cash provided by operating activities                                      $          74,727     $        10,644
                                                                                    ------------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from disposal of equipment                                                       11,517                  --
     Purchase of equipment                                                                     (2,859)                 --
                                                                                    -----------------     ---------------
           Net cash provided by investing activities                                           (8,658)                 --
                                                                                    -----------------     ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Payment for reacquisition of shares of common stock                                           --             (29,348)
     Net repayment of advances to affiliated company                                         (126,484)            (20,683)
     Net repayment of advances to a director                                                  (29,298)             33,508
     Payment of obligation under capital leases                                               (17,568)             (2,864)
                                                                                    -----------------     ---------------
           Net cash used in financing activities                                             (173,350)            (19,387)
                                                                                    ------------------    ---------------

Net decrease in cash                                                                          (89,965)             (8,743)
Cash, beginning of period                                                                     244,919              10,077
                                                                                    ------------------    ---------------
Cash, end of period                                                                 $         154,954     $         1,334
                                                                                    =================     ===============

Supplemental disclosure of non-cash financing activities:

Payments on accounts receivable made directly by customers to an
   affiliated company for amounts the Company owed it.                              $              --     $        35,263
                                                                                    =================     ===============
Supplemental disclosure of non-cash financing activities-
 BUSINESS ACQUISITION (Note 3):

Net assets acquired:
   Property, furniture and equipment                                                $          10,728
   Inventories                                                                                 85,885
   Accounts receivable                                                                         87,345
   Cash                                                                                         3,583
   Accounts payable                                                                           (59,076)
   Capital lease obligation                                                                    (8,138)
                                                                                    -----------------
                                                                                              120,327
Less: Minority interests                                                                      (46,192)
         Cash acquired                                                                         (3,583)
                                                                                    -----------------
Net amount payable for acquisition of subsidiary                                    $          70,552
                                                                                    =================








                                 See accompanying notes to condensed consolidated financial statements



                       SECURED DIGITAL APPLICATIONS, INC.
          NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Secured Digital Applications, Inc. (the "Company") include the accounts of Secured Digital Applications, Inc. and its following subsidiaries:

a) EyStar Media Inc. ("EMI"), a Delaware corporation wholly-owned by the Company;
b) Animated Electronic Industries Sdn Bhd ("AEI"), Asiaco Multi Corporation Sdn Bhd ("AMC") and Secured Shipping Sdn Bhd ("SS"), all Malaysian corporations wholly-owned by the Company;
c) Perwimas Telecommunications Sdn Bhd ("PTSB"), AEI's 86% owned Malaysian subsidiary;
d)   Temasya Wira Sdn Bhd ("TW"), AEI's 60% owned Malaysian subsidiary;
e) Asiaco Material Handling (East Coast) Sdn Bhd ("AEC"), AMC's 80% owned Malaysian subsidiary;
f)   Asiaco Logistic Sdn Bhd ("ALG"), AMC's 67% owned Malaysian subsidiary;
g)   Asiaco Services Sdn Bhd ("ASS"), AMC's 60% owned Malaysian subsidiary;
h) Asiaco Taiping Sdn Bhd ("ATG"), AMC's 62% owned Malaysian subsidiary, from the date of acquisition on February 9, 2004; and i) Vista Positive Sdn Bhd ("VP"), AEI's wholly-owned subsidiary, from the date of incorporation on February 17, 2004.

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

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of financial position, operating results and cash flows for the interim periods presented have been made. It is the Company's opinion that, when the interim financial statements are read in conjunction with the December 31, 2003 Annual Report on Form 10-KSB, the Company's disclosures are adequate to make the information presented not misleading. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year.


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

NET INCOME PER COMMON SHARE

Basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding for the three-month period ended March 31, 2004 and 2003. Diluted income per common share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to outstanding stock options and are determined using the treasury stock method.

GOODWILL

Goodwill, arising from the purchase of PTSB, represents the purchase price paid and liabilities assumed in excess of the fair market value of tangible assets acquired. The Company performed a goodwill impairment test in the fourth quarter of 2003 and determined that there was no goodwill impairment as of that test date. A goodwill impairment test will be performed annually in the fourth quarter or upon significant changes in the Company's business environment.

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

For the three-month period ended March 31, 2004, the Company made a provision of $1,842 for income tax payable on its operations in Malaysia. There was no provision for income taxes for the three-month March 31, 2003, as net income was offset by a net operating loss carry forward. At December 31, 2003, the Company had approximately $2.6 million of net operating loss carry forwards, of which $1.1 million relates to the Company's activities in Malaysia and $1.5 million relates to the Company's activities in the United States. The Malaysian net operating loss carry forward can be carried forward indefinitely while the Untied States net operating loss carry forward expires through the year 2023. The United States net operating loss carry forward may be subject to annual limitations based on ownership changes in the Company's common stock as provided by in Section 382 of the Internal Revenue Code.

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

ASSOCIATE COMPANIES - EQUITY ACCOUNTING METHOD

The Company accounts for its investment in common stock of companies in which it has a long-term equity interest and where it has the ability to exercise significant influence, but not control, over operating and financial policies based on the equity method. The equity method is a method of accounting under which the Company initially records an investment in the stock of an associate company at cost and adjusts the carrying amount of the investment to recognize the Company's share of the earnings and losses after the date of acquisition. The amount of the adjustment is included in the determination of the Company's net income and such amount reflects adjustments similar to those made in preparing consolidated financial statements including adjustments to eliminate intercompany gains and losses, and to amortize, if appropriate, any difference between the cost and the underlying equity in net assets of the associate companies at the date of investment. The carrying amount of the investment will also be reduced by dividends received from the associate companies.

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

RECLASSIFICATIONS

Certain 2003 balances have been reclassified to conform to the current presentation.

3.   BUSINESS ACQUISITION

On November 17, 2003, AEI signed an asset purchase agreement with Asiaco Material Handling Sdn Bhd ("AMH"), a Malaysian company, to purchase, through AMC, the business assets and selected liabilities of AMH and seven companies in the Asiaco group. The definitive agreement also provides for AMC to purchase a majority equity interest in the remaining sixteen companies in the Asiaco group from AMH's majority shareholder. Pursuant to this agreement, the Company acquired a majority equity interest in three Malaysian companies on December 9, 2003: 80% in Asiaco Material Handling (East Coast) ("AEC"), 67% in Asiaco Logistic ("ALG") and 60% in Asiaco Services ("ASS") for a total consideration of $193,911. On February 9, 2004, the Company acquired a 62% equity interest in
Asiaco Taiping ("ATG") for a provisional consideration of $74,135. These acquisitions have been accounted for as purchases. The total consideration is to be satisfied by issuance of AMC's common stock to the owner upon full completion of the asset purchase agreements between the Company and AMH. Through March 31, 2004, the Company had paid a total of $263,158 to AMH as advances for the incorporation of AMC and for the purchase of equity in four subsidiary as well as two associate companies: 46% in Asiaco Transport and 33% in Asiaco Engineering. These advances will be deducted from the final purchase price to be determined by AEI when it has completed its verification of the net asset value of AMH and its subsidiaries. The purchase price for the entire acquisition is expected to be approximately $1.8 million and shall be determined after completion of the financial due diligence. As a result of these acquisitions the Company has entered into the equipment material handling business.

The following table summarizes the estimated aggregated fair values of the assets acquired and the liabilities assumed from ATG at February 9, 2004, the date of the acquisition. The allocation of the purchase prices is subject to refinement.

Property, furniture and equipment                                      $        10,728
Inventories                                                                     85,885
Accounts receivable                                                             87,345
Cash                                                                             3,583
Accounts payable                                                               (59,076)
Capital lease obligation                                                        (8,138)
Minority interests                                                             (46,192)
                                                                        --------------
                                                                                74,135
                                                                        ==============

The following unaudited proforma financial information presents results of operations as if the acquisition of the above four subsidiaries had occurred at the beginning of the respective three-month periods ended March 31, 2004 and 2003:

                                                                            2004                2003

Revenue                                                                $     4,504,091    $      3,644,410
                                                                             =========           =========
Net income                                                             $       159,499    $         60,822
                                                                             =========           =========
Basic and diluted net income per common share                          $             *    $              *
                                                                             =========           =========


* Less than $0.01 per share

4.   RELATED PARTY ACTIVITY

During the three-month periods ended March 30, 2004 and 2003, the Company recognized revenue of $414,475 and $125,474, respectively, for project consulting fees from a related party, pursuant to four consulting contracts.

During the three-month period ended March 31, 2003, in lieu of actual cash payment of project consulting fee receivables, management directed the related party to pay a total of $30,000 to an affiliated company to whom the Company had outstanding accounts payable. The net effect to the Company was that revenue was recognized and recorded payables were reduced by equal amounts.

At December 31, 2003, long-term receivables, related parties, consisted of $555,000 due from Synervest Sdn Bhd ("SSB"). This amount primarily arose in the year ended December 31, 1998 when the Company sold to SSB assets used in the operations of a subsidiary. Due to the uncertainty of collection of the related receivable, a related gain on the sale of the assets was deferred and is to be recognized only after all costs have been recovered and as payments are received. During the year ended December 31, 2002, payments received by the Company exceeded all remaining costs. The Company received $107,258 and $5,263 of the outstanding receivable during the three-month periods ended March 31, 2004 and 2003, respectively, resulting in a realization of gain on sale of assets, related party for those periods. The deferred gain included in the balance sheet has been reduced accordingly. During 2003, in lieu of actual cash payment of this Company receivable, management directed the related party to pay the $5,263 to an affiliated company to whom the Company had outstanding accounts payable.


5.   SHAREHOLDERS' EQUITY

On September 16, 2002, the Company granted options to purchase 300,000 shares of the Company's common stock at $0.12 per share to a consultant for services to be provided to the Company. These options are exercisable through September 2007, contingent upon continuous service by the consultant through specified dates. 100,000 of the options, which vested March 15, 2003, were valued at $0.044 per share, and, based upon the Black-Scholes option-pricing model, resulting in recognition of compensation expense of $5,033 during the three-month period ended March 31, 2003. 100,000 of the options, which vested May 15, 2003, were valued at $0.048 per share, and the remaining 100,000 options, which vested September 15, 2003, were valued at $0.056 per share.

On December 4, 2002, the Company announced that its Board of Directors had approved a stock repurchase program for up to 10 million shares from the then public float of approximately 42.7 million shares which may be repurchased from time to time until December 2003. The shares repurchased by the Company were returned to treasury and are available for re-issuance at a future date. As of March 31, 2004, the Company had a balance of 1,055,000 shares of treasury stock valued at $44,550 based on an average cost of $0.04 per share.

6.   COMMITMENTS AND CONTINGENCIES

On November 17, 2003, the Company announced that its subsidiary, AEI, had signed a definitive agreement with Asiaco Material Handling Sdn Bhd ("AMH") to purchase, through AMC, the business assets and selected liabilities of AMH and seven companies in AMH's subsidiaries, associates, and related companies ("the Asiaco group"). The definitive agreement also provides for AMC, to purchase a majority equity interest in the remaining sixteen companies in the Asiaco group from AMH's major shareholder. AMH and its subsidiaries are primarily engaged in supply chain management, land transportation, secured logistics as well as sale, rental and servicing of material handling equipment. The purchase price for the above acquisition is approximately $1.8 million. The final purchase price shall be determined after completion of the financial due diligence. Through March 31, 2004, the Company had paid a total of $263,158 to AMH as advances for the incorporation of AMC and purchase of equity in the Asiaco group of companies. These advances will be deducted from the final purchase price to be determined by AEI when it has completed its verification of the net asset value of AMH and its subsidiaries.


7.   PROPOSED BUSINESS TRANSACTIONS

In December 2003, the Company entered into two Joint Venture Agreements with Amove Resources Sdn Bhd ("AR") to jointly implement a secured shipping service and a Central Monitoring Service ("CMS") in the northern region of Malaysia, where AR is currently providing armed guard services to clients that include factories, offices and homes. Pursuant to the Agreement, the Company was also granted an option to purchase a 51% equity interest in AR for $550,000. On January 30, 2004, the Company's subsidiary, AEI, entered into a definitive agreement to acquire 51% equity in AR from AR's principal shareholder for $526,315 in cash. AEI made an initial cash payment of $26,315. The balance of the purchase price is to be paid at closing, which is to occur by October 31, 2004. The purchase agreement is subject to customary closing conditions, including the completion of a financial and legal due diligence audit to the Company's satisfaction and the renewal of certain contracts with AR's existing customers. At the date of this report, the Company had yet to close the purchase agreement as AR's principal shareholder had yet to fulfill the condition precedent as stated in the definitive agreement.

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

On February 17, 2004, the Company announced that its subsidiary, AEI, had executed a definitive agreement to acquire the business and assets of Izfahan Enterprise (M) Sdn Bhd ("IE"), a Malaysian freight forwarding company licensed by the Malaysian Customs Department to provide freight forwarding service in the northern and central region of Peninsular Malaysia. The purchase of IE's business and assets would constitute the third strategic acquisition targeted by the Company to expand its line of business into the logistics and secured shipping industries. IE's assets will be transferred to Vista Positive Sdn Bhd ("VP"), a wholly-owned subsidiary of AEI to be used as a vehicle for the acquisition. Under the terms of the agreement, the purchase consideration is not expected to exceed $400,000 subject to IE fulfilling certain closing conditions, which includes an undertaking by IE to secure a new freight forwarding license for VP. AEI intends to integrate VP's operations with SS to provide third party logistic services. AEI has yet to complete the acquisition of IE as both parties are still negotiating management issues relating to VP's operations.

In April 2004, the Company announced it had signed a Teaming Agreement with ImageWare Systems, Inc. ("IW") to market biometric verification and identification systems. Under the terms of the Teaming Agreement, the Company will act as prime contractor for the marketing and development of biometric verification and identification systems based on thumbprint and photo extraction technology. IW will provide to the Company products and/or services, including their Omni Biometric EngineTM ("Omni"), to extract data from the web-based ASP programs developed by the Company. Initially, the Company and IW will market products and services on an exclusive basis to private and public sector clients in Malaysia, Thailand and Brunei and on a non-exclusive basis in Indonesia. Revenues generated from Team projects will be shared equally. Each company will bear its own costs of developing products, programs and systems necessary for each project. One of the initial projects to be pursued by the Company and IW Systems is the development of a biometric verification and identification system to be used with the Malaysian Government's "MyKad" national identification card. It is anticipated the project will be available for field trials by the fourth quarter of 2004. The total project cost to develop the systems necessary to conduct the field trials is estimated to be under $1 million with each company responsible for its own development costs. Revenues will be generated on a fee-per-transaction basis with the amount of the fee to be determined.

8.   SIGNIFICANT CONCENTRATIONS OF CREDIT RISK

The Company grants credit, generally without collateral, to its customers. Two customers accounted for substantially all revenue earned during the three-month periods ended March 31, 2004 and 2003. For the three months ended March 31, 2004 and 2003, one customer accounted for approximately 43% and 57% of revenue, respectively, and another customer accounted for approximately 42% and 39% of revenue, respectively.

One supplier accounted for substantially all cost of revenue during the three-month periods ended March 31, 2004 and 2003. The Company is not dependent upon one supplier to provide the services that it requires. Since the fourth quarter of 2001, the Company has made a strategic decision to engage the services of one sole supplier after taking into consideration the quality of service and competitive pricing being offered. Should the need arise, the Company could utilize alternative suppliers for the services that it requires.

9.   SEGMENT INFORMATION

The Company has two reportable segments as a result of the establishment and acquisition of new subsidiaries. The Company classifies its business into two operating segments, which are defined by the products and services offered as follows:

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

The accounting policies of the segments are the same as those described under note 2: Significant Accounting Policies. The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each division requires different product knowledge and marketing strategies. The new businesses were acquired as a unit and the management at the time of acquisition was retained. Inter-segment sales and transfers between reportable segments are not material to the period presented. The Company did not include segment reporting in the report for the three-month period ended March 31, 2003 as the Company functioned as a single operating unit. The Company's revenue is derived primarily from operations in Malaysia and substantially all of the Company's assets are located in Malaysia.

                                                                      Three-month ended March 31, 2004
                                                               Applications       Material            Total
                                                                                  Handling
                                                            ---------------- ----------------  ----------------
Revenue:
   Related parties                                          $       414,475  $             --  $       414,475
   Others                                                         3,791,841           270,806        4,062,647
                                                            ---------------  ----------------  ---------------
                                                            $     4,206,316  $        270,806  $     4,477,122
                                                            ===============  ================  ===============
Net income (loss) from operating segments                   $       205,560  $        (42,260) $       163,300
                                                            ===============  ================  ===============
Depreciation expense                                        $        58,716  $          7,993
                                                            ===============  ================
Interest expense                                            $         3,260  $            419
                                                            ===============  ================
Income tax expense                                          $         1,842  $             --
                                                            ===============  ================
Share of associate companies' results                       $            --  $         (2,632)
                                                            ===============  ================
Expenditures for additions to long lived assets             $            --  $          2,859
                                                            ===============  ================

Consolidated total assets as of March 31, 2004 are as follows:
   Applications                                                                                $     4,907,609
   Material handling                                                                                   785,792
   Investments in associate companies                                                                   40,040
                                                                                               ---------------
   Total consolidated assets                                                                   $     5,733,441
                                                                                               ===============


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

THE FOLLOWING ANALYSIS OF THE OPERATIONS AND FINANCIAL CONDITION OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO, OF THE COMPANY CONTAINED ELSEWHERE IN THIS FORM 10-QSB.


OVERVIEW

Secured Digital Applications, Inc. and subsidiaries (the "Company") is a system solution provider involved in application development, broadband network operation, delivery of value added applications and services; sale of devices that utilize broadband networks and the sale of biometric security devices. During 2003, the Company expanded its business to include the development, integration and provision of secured shipping and supply chain management services. The Company's principal operations include the development and operation of a wireless broadband network in Malaysia, the development of interactive, multimedia content for the Internet and the development, licensing and/or sale of specific products and applications that utilize the capacities of a broadband network. These include the EyStar SmartHome Console, broadband modems, biometric systems and Internet-based cameras. The Company also generates revenue from the sale, rental and servicing of material handling equipment and the provision of land transportation, industrial moving and engineering services through its subsidiary, Asiaco Multi Corporation ("AMC"). In 2004, the Company hopes to generate additional income from its new business in the development, integration and provision of secured shipping and supply chain management services.

The Company conducts its principal operations in Malaysia, and has the following subsidiaries as of March 31, 2004:

1. EyStar Media Inc. ("EMI"), a wholly owned corporation organized under Delaware law and presently based in New York, through which the Company intends to expand its presently limited operations in the United States. EMI seeks to acquire United States technology companies and to expand the Company's operations into the United States.
2. Animated Electronic Industries Sdn Bhd ("AEI"), a wholly owned Malaysian subsidiary involved in the design, development and production of multimedia content; provision of consulting services for website development, network engineering and project management in IT related projects.
3. Perwimas Telecommunications Sdn Bhd ("PTSB"), an 86%-owned Malaysian subsidiary of AEI, provides broadband and application services under licenses granted by the government of Malaysia.
4. Asiaco Multi Corporation Sdn Bhd ("AMC"), presently a wholly owned Malaysian subsidiary of AEI, was incorporated as a special vehicle to acquire the businesses and selected net assets of Asiaco Material Handling Sdn Bhd ("AMH") and its subsidiary, associate and related companies ("the Asiaco Group"), based in Malaysia.
5. Secured Shipping Sdn Bhd ("SS"), presently a wholly owned Malaysian subsidiary of AEI, will be the joint venture vehicle between the Company and Amove Resources Sdn Bhd ("AR") to provide secured shipping services. AEI's equity holding in SS will be reduced to 51% upon fulfillment of all closing conditions stipulated in the joint venture agreement executed between the Company and AR.
6. Temasya Wira Sdn Bhd ("TW"), a 60%-owned Malaysian subsidiary of AEI was established to undertake the research and development of biometric security applications in Malaysia.

7. Asiaco Material Handling (East Coast) Sdn Bhd ("AEC"), an 80%-owned Malaysian subsidiary of AMC, is primarily involved in the sale, servicing and rental of material handling equipment in the eastern region of Malaysia.
8. Asiaco Logistic Sdn Bhd ("ALG"), a 67%-owned Malaysian subsidiary of AMC, is primarily involved in industrial moving, packing and unpacking of industrial equipment and secured logistics.
9. Asiaco Services Sdn Bhd ("ASS"), a 60%-owned Malaysian subsidiary of AMC, is primarily involved in providing maintenance, repair and restoration services for all material handling equipment.
10. Asiaco Taiping Sdn Bhd ("ATG"), a 62%-owned Malaysian subsidiary of AMC, is primarily involved in the sale, servicing and rental of material handling equipment in the northern region of Malaysia.
11. Vista Positive Sdn Bhd ("VP"), presently a wholly-owned Malaysian subsidiary of AEI, will be used as a vehicle to acquire the business and assets of Izfahan Enterprise (M) Sdn Bhd ("IE"), a Malaysian freight forwarding company, as the Company seeks to expand its line of business into third party logistics and secured shipping industries.

The accompanying condensed consolidated financial statements include the accounts of Secured Digital Applications, Inc. and its subsidiaries.

For the three months ended March 31, 2004, the Company's revenue was generated primarily from the following activities:

1. Designing, producing, hosting and distribution of interactive multimedia content, websites, programs and applications.

2. Developing and producing e-commerce programs and Internet-based security applications and solutions.

3. Providing project consulting services on broadband communications and networking systems for property development projects.

4. Sale, rental and servicing of material handling equipment and the provision of land transportation, industrial moving and engineering services


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

On November 17, 2003, the Company announced that its subsidiary, AEI, had signed a definitive agreement with Asiaco Material Handling Sdn Bhd ("AMH") to purchase, through AMC, the business assets and selected liabilities of AMH and seven companies in the Asiaco group. The definitive agreement also provides for AMC, to purchase a majority equity interest in the remaining sixteen companies in the Asiaco group from AMH's major shareholder. AMH and its subsidiaries are primarily engaged in supply chain management, land transportation, secured logistics as well as sale, rental and servicing of material handling equipment. Pursuant to this agreement, the Company acquired a majority equity interest in three Malaysian companies on December 9, 2003: 80% in Asiaco Material Handling (East Coast) ("AEC"), 67% in Asiaco Logistic ("ALG") and 60% in Asiaco Services ("ASS") for a total consideration of $193,911. On February 9, 2004, the Company acquired a 62% equity interest in Asiaco Taiping ("ATG") for a provisional consideration of $74,135. These acquisitions have been accounted for as purchases. The total consideration is to be satisfied by issuance of AMC's common stock to the owner upon full completion of the asset purchase agreements between the Company and AMH. Through March 31, 2004, the Company had paid a total of $263,158 to AMH as advances for the incorporation of AMC and for the purchase of equity in four subsidiary as well as two associate companies: 46% in Asiaco Transport and 33% in Asiaco Engineering. These advances will be deducted from the final purchase price to be determined by AEI when it has completed its verification of the net asset value of AMH and its subsidiaries. The purchase price for the entire acquisition is expected to be approximately $1.8 million and shall be determined after completion of the financial due diligence. As a result of these acquisitions the Company has entered into the equipment material handling business.

The following table summarizes the estimated aggregated fair values of the assets acquired and the liabilities assumed from ATG at February 9, 2004, the date of the acquisition. The allocation of the purchase prices is subject to refinement.

Property, furniture and equipment                                      $        10,728
Inventories                                                                     85,885
Accounts receivable                                                             87,345
Cash                                                                             3,583
Accounts payable                                                               (59,076)
Capital lease obligation                                                        (8,138)
Minority interests                                                             (46,192)
                                                                        --------------
                                                                                74,135
                                                                              ========

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

a) In August 2001, the Company was awarded a consulting contract, estimated to generate revenue of $2.17 million from January 2004 through August 2005, to carry out the planning, design, project execution (including contract and project management) of all broadband communications and networking systems/services for Pulau Indah-Marina Village, a water oriented luxury resort, residential, hotel and spa project. Through December 31, 2003, the Company generated $680,000 of revenue on this contract. During the three months ended March 31, 2004 and 2003, the Company recognized additional revenue of $111,000 and $44,000, respectively on this contract. During 2003, in lieu of cash payment, management directed the customer to pay $20,000 to an affiliated company to whom the Company had outstanding accounts payable. The net effect to the Company was that revenue was recognized and recorded payables were reduced by equal amounts.

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

e) In January 2002, the Company's subsidiary, PTSB, was awarded a contract to carry out the planning, design, and project execution of all broadband communications and networking systems/services for a commercial/housing project in Selangor, Malaysia. Under the contract, PTSB will receive a total contract sum of $550,000 over 36 months beginning January 2003. The project, featuring 312 serviced apartments, 62 units of retail shops/offices and 120 units of housing for a government agency, is expected to be completed by December 2004. As a total solution provider, PTSB will also be responsible for the supply of its EyStar SmartHome Console as well as providing value-added broadband applications such as high speed Internet access, security surveillance, multimedia conferencing, home automation and video-on-demand. The Company generated $311,000 of revenue on this contract through December 31, 2003. The Company recognized $61,000 and $42,000 of revenue, respectively, during the three months ended March 31, 2004 and 2003. During 2003, in lieu of cash payment, management directed the customer to pay $10,000 of the $42,000 recognized to an affiliated company to whom the Company had outstanding accounts payable. The net effect to the Company was that revenue was recognized and recorded payables were reduced by equal amounts.

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

g) In November 2002, the Company was contracted by MY Architect ("MYA"), a related party, to provide consulting services relating to home automation, home networking, energy cost saving, security surveillance and monitoring for MYA's current projects involving two major commercial and housing developments in Malaysia. The Company expects to receive $550,000 in consulting fees over the next 18 months beginning December 1, 2002. The Company generated $273,000 of revenue on this contract through December 31, 2003. The Company recognized $178,000 and $39,000 of revenue during the three months ended March 31, 2004 and 2003, respectively. The Company also expects to secure additional contracts sometime in 2005, estimated at $4.0 million, from MYA's clients for the supply and installation of the EyStar SmartHome Console and its security system in the two commercial and housing developments.

h) In April 2003, the Company contracted with MYA to carry out the design, supply and installation of all broadband communications, access control and network security equipment for a mixed property development project in Selangor, Malaysia, which features a total of 10 blocks of residential and commercial high-rise properties. The 30-month contract, expected to generate revenue of $3.2 million, commenced in the third quarter of 2003. Through December 31, 2003, the Company generated $55,000 of revenue from this contract and recognized an additional $66,000 of revenue during the three months ended March 31, 2004.

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

p) In April 2004, the Company's subsidiary, AEI, was awarded a contract valued at $1.9 million to deliver a biometric identification and verification system by the end of the third quarter of 2004. The contract calls for AEI to provide a comprehensive biometric security system using face and fingerprint recognition technology for an office complex located in Brunei that has 1,200 staff employees. The system will include controls for building access control and employee time attendance.


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

In April 2004, the Company announced it had signed a Teaming Agreement with ImageWare Systems, Inc. ("IW") to market biometric verification and identification systems. Under the terms of the Teaming Agreement, the Company will act as prime contractor for the marketing and development of biometric verification and identification systems based on thumbprint and photo extraction technology. This includes developing programs using Application Service Provider
(ASP) technology, web interfaces and infrastructures and providing computer hardware necessary for operating the systems. IW will provide to the Company products and/or services, including their Omni Biometric EngineTM ("Omni"), to extract data from the web-based ASP programs developed by the Company. Omni enables users to manage databases of all sizes and conduct multi-model, comparative biometric searches including exhaustive (1:n), specific (1:1) or investigative (x:n). Initially, the Company and IW will market products and services on an exclusive basis to private and public sector clients in Malaysia, Thailand and Brunei and on a non-exclusive basis in Indonesia. Revenues generated from Team projects will be shared equally. Each company will bear its own costs of developing products, programs and systems necessary for each project. One of the initial projects to be pursued by the Company and IW Systems is the development of a biometric verification and identification system to be used with the Malaysian Government's "MyKad" national identification card. It is anticipated the project will be available for field trials by the fourth quarter of 2004. The total project cost to develop the systems necessary to conduct the field trials is estimated to be under $1 million with each company responsible for their own development costs. Revenues will be generated on a fee-per-transaction basis with the amount of the fee to be determined.

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

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2004 TO THE THREE MONTHS ENDED MARCH 31, 2003


REVENUES

Revenues for the three months ended March 31, 2004 totaled $4,477,122 compared to $3,582,053 for the three months ended March 31, 2003, an increase of $895,069 or 25%. The increase in net sales in the three months ended March 31, 2004 as compared to 2003 was mainly due to an increase in fees earned from the production of multimedia programs and revenue received for project consulting services. Included in revenue for the three months ended March 31, 2004 and 2003, was income of $414,475 and $125,474, respectively, received from a related party for project consulting fees. Revenue for 2004 also include income of $270,806 or 6% of total revenue, generated by the Asiaco subsidiaries. For the three months ended March 31, 2004, two customers, respectively, accounted for 43% and 42% of total revenue. For the three months ended March 31, 2003, two customers, respectively, accounted for 57% and 39% of total revenue.


GROSS PROFIT

Gross profit increased to $416,422 for the three months ended March 31, 2004, compared to $287,415 for the three months ended March 31, 2003, an increase of $129,007 or 45%. The increase in gross profit was primarily due to increased consulting revenue in 2004. As a result of higher revenue, cost of revenue increased by $766,062, or 23%, to $4,060,700 in 2004 from $3,294,638 in 2003.
The high cost of revenue percentage is a result of the Company requiring additional external resources in order to fulfill the demand for the Company's services. The outsourcing of content production work enabled the Company to develop a team of contractors that will assist the Company in producing multimedia content and applications that are crucial to its future business operation.


Sales and marketing expenses

Sales and marketing expenses decreased by $7,705, or 62%, to $4,697 for the three months ended March 31, 2004 compared to $12,402 for the three months ended March 31, 2003. The decrease was primarily due to lower marketing expenses incurred to promote the Company's business of developing and producing multimedia programs and provision of design and consulting services for interactive website development.


GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $336,614 for the three months ended March 31, 2004, compared to $207,251 for the three months ended March 31, 2003, an increase of $129,363 or 62%. Included in general and administrative expenses for 2004 was expenses of $91,840 incurred by the Asiaco subsidiaries. Excluding expenses incurred by the Asiaco subsidiaries, general and administrative expenses for 2004 would have been $244,774. General and administrative expenses, excluding the Asiaco subsidiaries, increased by $37,523 or 18% for the three months ended March 31, 2004. The increase was mainly attributable to higher expenses incurred for public relation services and higher professional fees.

GAIN ON DISPOSAL OF ASSETS, RELATED PARTY

Gain on disposal of assets, related party, for the three months ended March 31, 2004 and 2003 included recognition of a previously deferred gain of $107,258 and $5,263, respectively, related to a similar amount the Company received from its long-term receivable, related party. The receivable balance and total deferred gain was $555,000, respectively, as of December 31, 2003. This amount arose in the year ended December 31, 1998 when the Company sold assets used in the operations of a subsidiary to a related company. Due to the uncertainty of collection of the related receivable, the related gain on the sale of the assets was deferred and is to be recognized only after all costs have been recovered and as payments are received. During the year ended December 31, 2002, payments received by the Company exceeded all remaining costs. As a result of cash payment received, the Company's long-term receivable, related party and deferred gain balances were reduced to $447,742 respectively, as of March 31, 2004.


NET INCOME

The Company recorded net income of $163,300 and $57,220 for the three months ended March 31, 2004 and 2003, respectively. Net income for 2004 and 2003 included recognition of a deferred gain of $107,258 and $5,263, respectively. Excluding this non-recurring transaction, the recorded net income would have been $56,042 and $51,957, respectively, for the three-month periods ended March 31, 2004 and 2003.


LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2004, the Company had cash of $154,954. All operations were funded from internally generated funds and working capital advanced by the Company's principal shareholder, director and officer of the Company. These advances bear no interest and have no fixed terms of repayment.

Cash provided by operating activities of $74,727 for the three months ended March 31, 2004 was mainly attributable to higher revenue and reduced costs for the three months ended March 31, 2004.

Net cash provided by investing activities of $8,658 was mainly due to proceeds from sales of equipment.

Net cash used in financing activities of $173,350 was primarily due to repayment of $29,298 of advances from Mr. Lim, the Company's principal shareholder, Chief Executive Officer ("CEO"), Chairman and Director, for short-term cash advances made to a subsidiary of the Company for working capital purposes from time to time and repayment of $126,484 of advances from an affiliated company in which Mr. Lim has a financial interest. As of March 31, 2004, the Company owed the related party company $21,842 for short-term cash advances made to a subsidiary of the Company for working capital purposes from time to time and for management fees. Additionally, as of March 31, 2004 the amount owed to Mr. Lim was $27,258. These amounts are unsecured, bear no interest and have no fixed terms of repayment.

In addition to internally generated funds and financial support from a director and major shareholder, the Company may seek to raise additional funds from equity or debt financing for its future working capital requirements. As of March 31, 2004, the Company has furniture and equipment of approximately $1.4 million for the roll out of its portal, build-out of VISIONET and implementation of its business plan. The Company estimates that it would require additional capital expenditures of up to $2.0 million to implement its business plan to become a total system solution provider involved in application development, network operation, delivery of value added applications and services; and sale of its EyStar SmartHome Console. The Company has also committed to an initial purchase of software and hardware valued at $50,000 in conjunction with its announced strategic collaboration with Aptilo Networks, Sweden.

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

In April 2004, the Company announced it had signed a Teaming Agreement with ImageWare Systems, Inc. ("IW") to market biometric verification and identification systems. Under the terms of the Teaming Agreement, the Company will act as prime contractor for the marketing and development of biometric verification and identification systems based on thumbprint and photo extraction technology. IW will provide to the Company products and/or services, including their Omni Biometric EngineTM ("Omni"), to extract data from the web-based ASP programs developed by the Company. Revenues generated from Team projects will be shared equally. Each company will bear its own costs of developing products, programs and systems necessary for each project. One of the initial projects to be pursued by the Company and IW Systems is the development of a biometric verification and identification system to be used with the Malaysian Government's "MyKad" national identification card. It is anticipated the project will be available for field trials by the fourth quarter of 2004. The total project cost to develop the systems necessary to conduct the field trials is estimated to be under $1 million with each company responsible for their own development costs. Revenues will be generated on a fee-per-transaction basis with the amount of the fee to be determined.

The Company will continuously evaluate its financing requirements and may decide to consider alternative modes of financing.

Contractual Obligations:

                                                                            Payment due by period
                                                                      ---------------------------------
                                                                       Less than
                                                   Total                1 year              1 - 5 years
                                                ----------          --------------        ---------------
Capital lease obligations                   $          159,628    $           66,232    $           93,396
Operating lease commitments                 $          126,100    $           46,000    $           80,100

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      On December 22, 2003, the Company commenced a lawsuit in the Chancery Division, Hunterdon County, New Jersey against seven anonymous Internet posters, alleging that the posters had made false statements on certain message boards sponsored by Terra Lycos, Inc. (Ragingbull.com) and Yahoo! The complaint, in which president and chairman Patrick Lim is also a plaintiff, alleges that the false statements were intended to manipulate the price of the Company's common stock and to damage the reputation of the Company and Mr. Lim. Causes of action are alleged under New Jersey law for stock manipulation, civil conspiracy and libel. The Company has been granted leave to conduct discovery to obtain the identities of the anonymous posters. Five of the seven defendants who provided representations, directly or through their attorneys, that they are not former employees of the Company in breach of any agreement of separation and they were neither purchasers or sellers of the Company's securities have been dismissed from the action. Damages at law and injunctive relief are sought in the action. The Company does not anticipate that it will recover damages in an amount material to the financial condition of the Company.

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

          31.1 Certification by Chief Executive Officer pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934

          31.2 Certification by Chief Financial Officer pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934

          32.1 Certification  by Chief Executive  Officer  pursuant to 18 U.S.C.
               1350

          32.2 Certification  by Chief Financial  Officer  pursuant to 18 U.S.C.
               1350

       (b) Reports on Form 8-K:

              The Company filed a Current Report on Form 8-K for an event specified in Item 5 of such report on January 7, 2004.

              The Company filed a Current Report on Form 8-K for an event specified in Item 5 of such report on January 15, 2004.

              The Company filed a Current Report on Form 8-K for an event specified in Item 5 of such report on February 3, 2004.

                                   SIGNATURES

     In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       SECURED DIGITAL APPLICATIONS, INC.
                                  (Registrant)



DATE: MAY 14, 2004            BY: /s/ Patrick Soon-Hock Lim
                                   ------------------------------
                                  Patrick Soon-Hock Lim
                                  Chairman & Chief Executive Officer



DATE: MAY 14, 2004            BY: /s/ Chee Hong Leong
                                  ------------------------------
                                  Chee Hong Leong
                                  Chief Financial Officer
                                   (Principal Financial Officer and
                                   Principal Accounting Officer)