Form 10QSB
period 2004-06-30
SECURED DIGITAL APPLICATIONS INC
filed 2004-08-23
CIK 940516

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    FOR QUARTERLY PERIOD ENDED JUNE 30, 2004

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

Yes  X    No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

    Class                       Number of shares outstanding at August 19, 2004
   -------                      -----------------------------------------------
Common stock, $.00001 par value                     90,841,129

FORM 10-QSB
2ND QUARTER

                                      INDEX

                                                                                                        Page
PART I - FINANCIAL INFORMATION

         ITEM 1. FINANCIAL STATEMENTS

         Condensed consolidated balance sheet as at June 30, 2004 (Unaudited)                             3

         Condensed consolidated statements of operations for
         the three-month and six-month periods ended June 30, 2004 and
         June 30, 2003 (Unaudited)                                                                        4

         Condensed consolidated statements of cash flows for the six-month
         periods ended June 30, 2004 and June 30, 2003 (Unaudited)                                        5

         Notes to condensed consolidated financial statements (Unaudited)                              6 - 17

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS                                                 18 - 35

         ITEM 3. CONTROLS AND PROCEDURES                                                                 35

PART II - OTHER INFORMATION

         ITEM 1. LEGAL PROCEEDINGS                                                                       36

         ITEM 2. CHANGES IN SECURITIES AND PURCHASES OF EQUITY SECURITIES                                36

         ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                                         37

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                     37

         ITEM 5. OTHER INFORMATION                                                                       37

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                                        37

         SIGNATURES                                                                                      39

SAFE HARBOR STATEMENT `

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2004
                                   (Unaudited)

                                                                ASSETS
Current assets:
     Cash                                                                                            $       72,301
     Cash, restricted                                                                                     6,500,000
     Accounts receivable, less allowance for doubtful accounts of $156,000                                3,591,150
     Other accounts receivable                                                                               24,157
     Prepaid expenses and other assets                                                                       31,058
     Inventories                                                                                             97,193
                                                                                                     ---------------
              Total current assets                                                                       10,315,859
Furniture and equipment, net                                                                              1,330,878
Goodwill                                                                                                    471,150
Investment in associate companies                                                                            36,092
Long-term receivables, related parties                                                                      347,742
Debt issuance costs                                                                                          28,853
                                                                                                     ---------------
                                                                                                     $   12,530,574
                                                                                                     ===============
                                                 LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current portion of capital lease obligations                                                    $       63,092
     Current portion of convertible term note                                                               106,596
     Accounts payable                                                                                       912,816
     Accrued expenses                                                                                        56,689
     Amount due to an affiliated company                                                                     43,213
     Amount due to a director                                                                                 9,361
     Income tax provision                                                                                    62,018
     Preferred dividend provision                                                                            55,166
                                                                                                     ---------------
              Total current liabilities                                                                   1,308,951
Capital lease obligations, net of current portion                                                            81,108
Convertible term note, net of current portion                                                               345,504
Deferred gain                                                                                               347,742
                                                                                                     ---------------
              Total liabilities                                                                           2,083,305
                                                                                                     ---------------
Minority interest                                                                                           533,292

Commitments and contingencies

Shareholders' equity:
     Series A convertible preferred stock, $0.10 par value;
       1,000,000 shares authorized; 100,000 shares issued and outstanding                                    10,000
     Series A convertible preferred stock of subsidiary, $0.01 par value;
       6,500,000 shares authorized; 6,500,000 shares issued and outstanding, net                          6,104,764
     Common stock, $.00001 par value; 350,000,000 shares authorized;
       99,165,531 shares issued                                                                                 911
     Additional paid-in capital                                                                           3,253,876
     Treasury stock, 9,055,000 shares at cost                                                               (44,550)
     Options                                                                                                 14,800
     Warrants                                                                                               492,313
     Preferred stock dividends declared                                                                     (55,166)
     Retained earnings                                                                                       80,460
     Accumulated other comprehensive income                                                                  56,569
                                                                                                     ---------------
              Total shareholders' equity                                                                  9,913,977
                                                                                                     ---------------
                                                                                                     $   12,530,574
                                                                                                     ===============

      See accompanying notes to condensed consolidated financial statements

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                                   Three months ended              Six months ended
                                                                         June 30                        June 30
                                                                   2004           2003           2004            2003
                                                              -------------- --------------  -------------- --------------
Revenues:
     Related parties                                          $     400,000  $     264,552   $     814,475  $     390,026
     Others                                                       4,756,325      3,620,790       8,818,972      7,077,369
                                                              -------------- --------------  -------------- --------------
                                                                  5,156,325      3,885,342       9,633,447      7,467,395

Cost of revenues                                                  4,567,494      3,444,053       8,628,194      6,738,691
                                                              -------------- --------------  -------------- --------------
Gross profit                                                        588,831        441,289       1,005,253        728,704
                                                              -------------- --------------  -------------- --------------
Operating expenses:
     Sales and marketing                                              3,321          3,050           8,018         15,452
     General and administrative:
       Related parties                                               21,316         15,000          42,632         30,000
       Others                                                       368,576        178,952         683,874        371,203
                                                              -------------- --------------  -------------- --------------
Total operating expenses                                            393,213        197,002         734,524        416,655
                                                              -------------- --------------  -------------- --------------
Income from operations                                              195,618        244,287         270,729        312,049
                                                              -------------- --------------  -------------- --------------
Other income (expense):
     Interest expense                                                (6,475)        (3,138)        (10,154)        (6,495)
     Gain on disposal of assets, related party                      100,000         14,474         207,258         19,737
     Other income                                                       542             --           5,306             --
     Share of associate companies' losses                            (3,947)            --          (6,579)            --
                                                              -------------- --------------  -------------- --------------
                                                                     90,120         11,336         195,831         13,242
                                                              -------------- --------------  -------------- --------------

Income before income tax and minority interest                      285,738        255,623         466,560        325,291
Income tax                                                          (31,053)            --         (32,895)            --
                                                              -------------- --------------  -------------- --------------
Income before minority interest                                     254,685        255,623         433,665        325,291
Minority interest                                                   (18,570)       (32,613)        (34,250)       (45,061)
                                                              -------------- --------------  -------------- --------------
Net income                                                          236,115        223,010         399,415        280,230
Preferred stock dividend                                            (55,166)            --         (55,166)            --
                                                              -------------- --------------  -------------- --------------
Net income applicable to common shareholders                  $     180,949  $     223,010   $     344,249  $     280,230
                                                              ============== ==============  ============== ==============

Net income per common share:
     Basic and diluted                                        $           *  $           *   $           *  $           *
                                                              ============== ==============  ============== ==============
Weighted average shares outstanding:
     Basic                                                       94,730,043     97,820,921      96,329,471     98,284,722
                                                              ============== ==============  ============== ==============
     Diluted                                                    108,197,779     97,820,921     103,175,012     98,284,722
                                                              ============== ==============  ============== ==============

* Less than $.01 per share

      See accompanying notes to condensed consolidated financial statements

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                             Six Months Ended
                                                                                                 June 30
                                                                                           2004                 2003
                                                                                         --------             --------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net cash (used in) provided by operating activities                            $        (157,283)    $       384,446
                                                                                    ------------------    ----------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from disposal of equipment                                                       11,517                  --
     Purchase of equipment                                                                    (12,088)                 --
                                                                                    ------------------    ----------------
       Net cash used in investing activities                                                     (571)                 --
                                                                                    ------------------    ----------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of convertible term note, net                                     470,323                  --
     Payment of expenses in connection with
       subsidiary preferred stock issuance                                                   (296,323)                 --
     Proceeds from exercise of stock options                                                       --               2,805
     Payment for reacquisition of shares of common stock                                           --             (52,298)
     Net (payment to) advances from affiliated company                                       (105,111)              6,396
     Net repayment of advances to a director                                                  (47,195)           (177,347)
     Payment of obligation under capital leases                                               (36,458)             (8,922)
                                                                                    ------------------    ----------------
           Net cash used in financing activities                                              (14,764)           (229,366)
                                                                                    ------------------    ----------------
Net (decrease) increase in cash                                                              (172,618)            155,080
Cash, beginning of period                                                                     244,919              10,077
                                                                                    ------------------    ----------------
Cash, end of period                                                                 $          72,301     $       165,157
                                                                                    ==================    ================
Supplemental disclosure of non-cash financing activities:

Preferred stock (Note 6)
   Restricted cash received in exchange for preferred stock
   of subsidiary                                                                    $       6,500,000     $            --
                                                                                    ==================    ================
Issuance of common stock for services rendered by a consultant                      $         133,500     $            --
                                                                                    ==================    ================
Payments on accounts receivable made directly by customers to an
   affiliated company for amounts the Company owed it.                              $              --     $        35,263
                                                                                    ==================    ================
BUSINESS ACQUISITION (Note 3):

Net assets acquired:
   Property, furniture and equipment                                                   $       10,728
   Inventories                                                                                 85,885
   Accounts receivable                                                                         87,345
   Cash                                                                                         3,583
   Accounts payable                                                                           (59,076)
   Capital lease obligation                                                                    (8,138)
                                                                                       ---------------
                                                                                              120,327
Less: Minority interests                                                                      (46,192)
         Cash acquired                                                                         (3,583)
                                                                                       ---------------
Net amount payable for acquisition of subsidiary                                       $       70,552
                                                                                       ===============

      See accompanying notes to condensed consolidated financial statements

                       SECURED DIGITAL APPLICATIONS, INC.
          NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Secured Digital Applications, Inc. (the "Company") include the accounts of Secured Digital Applications, Inc. and its following subsidiaries:
a)   EyStar  Media Inc.  ("EMI"),  a Delaware  corporation  wholly-owned  by the
     Company;
b)   SDA America,  Inc.  ("SDAA"),  a Delaware  corporation  wholly-owned by the
     Company;
c) Secured Digital Applications (M) Sdn Bhd ("SDAM") (f/k/a Animated Electronic Industries Sdn Bhd), Asiaco Multi Corporation Sdn Bhd ("AMC") and Secured Shipping Sdn Bhd ("SS"), all Malaysian corporations wholly-owned by the Company;
d) Perwimas Telecommunications Sdn Bhd ("PTSB"), SDAM's 86% owned Malaysian subsidiary;
e)   Temasya Wira Sdn Bhd ("TW"), SDAM's 60% owned Malaysian subsidiary;
f) Asiaco Material Handling (East Coast) Sdn Bhd ("AEC"), AMC's 80% owned Malaysian subsidiary;
g)   Asiaco Logistic Sdn Bhd ("ALG"), AMC's 67% owned Malaysian subsidiary;
h)   Asiaco Services Sdn Bhd ("ASS"), AMC's 60% owned Malaysian subsidiary;
i) Asiaco Taiping Sdn Bhd ("ATG"), AMC's 62% owned Malaysian subsidiary, from the date of acquisition on February 9, 2004; and
j) Digital Image ID Sdn Bhd ("DID") (f/k/a Vista Positive Sdn Bhd), SDAM's wholly-owned subsidiary, from the date of incorporation on February 17, 2004.

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

2.   SIGNIFICANT ACCOUNTING POLICIES

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

NET INCOME PER COMMON SHARE

Basic net income per share is calculated by dividing net income applicable to common shareholders by the weighted average number of common shares outstanding for the three-month and six-month periods ended June 30, 2004 and 2003. Diluted income per share is computed using the weighted average number of shares determined for the basic computations plus the number of shares of common stock that would be issued assuming all contingently issuable shares having a dilutive effect on earnings per share were outstanding for the period. The calculation of basic and diluted income per share is as follows (in thousands, except per-share amounts):

                                                                    Three Months Ended             Six Months Ended

                                                               June 30, 2004  June 30, 2003  June 30, 2004  June 30, 2003
Net income                                                     $         236  $         223  $         399   $        280
Preferred stock dividends                                                (55)            --            (55)            --
                                                               -------------- -------------- -------------- --------------
Net income available to common shareholders                    $         181  $         223  $         344  $         280
                                                               ============== ============== ============== ==============
Weighted average shares outstanding - basic                           94,730         97,821         96,329         98,285
                                                               ============== ============== ============== ==============
Net income per share - basic                                   $           *  $           *  $           *  $           *
                                                               ============== ============== ============== ==============



Weighted average shares outstanding - basic                           94,730         97,821         96,329         98,285
Common stock issuable to consultant                                      124             --             63             --
Dilutive stock options and warrants                                      190             --            206             --
Convertible preferred stock                                           12,220             --          6,110             --
Convertible term note                                                    934             --            467             --
                                                               -------------- -------------- -------------- --------------
Weighted average shares outstanding - diluted                        108,198         97,821        103,175         98,285
                                                               ============== ============== ============== ==============
Net income per share -diluted                                  $           *  $           *  $           *  $           *
                                                               ============== ============== ============== ==============

* Less than $.01 per share

The effect of the Company's obligation to issue common stock to a consultant for the three and six month periods ended June 30, 2004 was 124,000 and 63,000, respectively, using the if issued method. Options and warrants to purchase 3,600,000 shares of common stock were included in the dilutive stock option calculation for the three and six-month periods ended June 30, 2004 using the treasury stock method, which resulted in a net share increase of 190,000 shares and 206,000 shares, respectively. The effect of conversions for the three and six month periods ended June 30, 2004 of preferred stock to common stock was 12,220,000 and 6,110,000, respectivly, using the if converted method. The effect of conversions for the three and six month periods ended June 30, 2004 of convertible term note to common stock was 934,000 and 467,000, respectively, using the if converted method. Dividends applicable to convertible preferred stock of $55,166 for the three and six months ended June 30, 2004 were added back to net income to determine diluted net income per share.

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

For the three-month and six-month periods ended June 30, 2004, the Company made a provision of $31,053 and $32,895, respectively, for income tax payable on its operations in Malaysia. There was no provision for income taxes for the three-month and six-month periods ended March 31, 2003, as net income was offset by a net operating loss carry forward. At December 31, 2003, the Company had approximately $2.6 million of net operating loss carry forwards, of which $1.1 million relates to the Company's activities in Malaysia and $1.5 million relates to the Company's activities in the United States. The Malaysian net operating loss carry forward can be carried forward indefinitely while the Untied States net operating loss carry forward expires through the year 2023. The United States net operating loss carry forward may be subject to annual limitations based on ownership changes in the Company's common stock as provided by in
Section 382 of the Internal Revenue Code.

INVENTORIES

Inventories, which are comprised of peripherals for surveillance and wireless communication and material handling equipment and related spare parts and accessories, are stated at the lower of cost or net realizable value. Cost is determined on a first-in-first-out basis.

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

3.   BUSINESS ACQUISITION

On November 17, 2003, SDAM signed an asset purchase agreement with Asiaco Material Handling Sdn Bhd ("AMH"), a Malaysian company, to purchase, through AMC, the business assets and selected liabilities of AMH and seven companies in the Asiaco group. The definitive agreement also provides for AMC to purchase a majority equity interest in the remaining sixteen companies in the Asiaco group from AMH's majority shareholder. Pursuant to this agreement, the Company acquired a majority equity interest in three Malaysian companies on December 9, 2003: 80% in Asiaco Material Handling (East Coast) ("AEC"), 67% in Asiaco Logistic ("ALG") and 60% in Asiaco Services ("ASS") for a total consideration of $193,911. On February 9, 2004, the Company acquired a 62% equity interest in
Asiaco Taiping ("ATG") for a provisional consideration of $74,135. These acquisitions have been accounted for as purchases. The total consideration is to be satisfied by issuance of AMC's common stock to the owner upon full completion of the asset purchase agreements between the Company and AMH. Through June 30, 2004, the Company had paid a total of $263,158 to AMH as advances for the incorporation of AMC and for the purchase of equity in four subsidiary as well as two associate companies: 46% in Asiaco Transport and 33% in Asiaco Engineering. These advances will be deducted from the final purchase price to be determined by SDAM when it has completed its verification of the net asset value of AMH and its subsidiaries. The purchase price for the entire acquisition is expected to be approximately $1.8 million and shall be determined after completion of the financial due diligence. As a result of these acquisitions the Company has entered into the equipment material handling business.

The following table summarizes the estimated aggregated fair values of the assets acquired and the liabilities assumed from ATG at February 9, 2004, the date of the acquisition. The allocation of the purchase prices is subject to refinement.

Property, furniture and equipment                $        10,728
Inventories                                               85,885
Accounts receivable                                       87,345
Cash                                                       3,583
Accounts payable                                         (59,076)
Capital lease obligation                                  (8,138)
Minority interests                                       (46,192)
                                                 ----------------
                                                 $        74,135
                                                 ================

The following unaudited proforma financial information presents results of operations as if the acquisition of the above four subsidiaries had occurred at the beginning of the respective three and six-month periods ended June 30, 2004 and 2003:

                                         Three Months Ended                  Six Months Ended
                                               June 30                            June 30
                                       2004             2003              2004              2003

Revenue                          $      5,156,326  $     3,947,699  $      9,660,417  $     7,592,110
                                 ================= ================ ================= ================
Net income                       $        237,575  $       221,208  $        397,074  $       282,030
                                 ================= ================ ================= ================
Basic and diluted
  net income per common share    $              *  $             *  $              *  $             *
                                 ================= ================ ================= ================

* Less than $0.01 per share

4.   RELATED PARTY ACTIVITY

During  the  six-month  periods  ended  June 30,  2004  and  2003,  the  Company
recognized  revenue  of  $814,475  and  $390,026,   respectively,   for  project
consulting fees from a related party, pursuant to four consulting contracts.

During the six-month period ended June 30, 2003, in lieu of actual cash payment of project consulting fee receivables, management directed the related party to pay a total of $30,000 to an affiliated company to whom the Company had outstanding accounts payable. The net effect to the Company was that revenue was recognized and recorded payables were reduced by equal amounts.

At December 31, 2003, long-term receivables, related parties, consisted of $555,000 due from Synervest Sdn Bhd ("SSB"). This amount primarily arose in the year ended December 31, 1998 when the Company sold to SSB assets used in the operations of a subsidiary. Due to the uncertainty of collection of the related receivable, a related gain on the sale of the assets was deferred and is to be recognized only after all costs have been recovered and as payments are received. During the year ended December 31, 2002, payments received by the Company exceeded all remaining costs. The Company received $207,258 and $19,737 of the outstanding receivable during the six-month periods ended June 30, 2004 and 2003, respectively, resulting in a realization of gain on sale of assets, related party for those periods. The deferred gain included in the balance sheet has been reduced accordingly. During 2003, in lieu of actual cash payment of this Company receivable, management directed the related party to pay the $5,263 to an affiliated company to whom the Company had outstanding accounts payable.

5.   CONVERTIBLE TERM NOTES

On May 28, 2004, the Company entered into a Securities Purchase Agreement with an unrelated investors` group (The "Master Fund") under which the Company obtained $500,000 funding through the sale of a Convertible Term Note (the "Note") in the principal amount of $500,000, which is convertible into shares of the Company's common stock at a fixed conversion price of $0.35 per share and warrants to purchase up to 300,000 shares of the Company's common stock. The Note has a three-year term and a coupon at a rate per annum equivalent to the "prime rate" published in The Wall Street Journal from time to time plus 2%, subject to a floor of 6% per annum. The monthly interest will be adjusted downward based on a minimum increase of 25 percent of the price of the common stock above the conversion price. The warrants have a seven-year term and an exercise price of $0.40 per share for the first 100,000 shares, $0.43 per share for the second 100,000 shares and $0.47 per share for the third 100,000 shares. Black-Scholes valuations were performed on the 300,000 warrants resulting in a gross debt discount of $47,900 which will be amortized over the term of the debt, or 36 months, using the interest rate method. $326,000 of the proceeds were used for payment of expenses relating to issuance of the Note and convertible preferred stock to secure an additional $6.5 million financing from the Master Fund (See Note 6). The balance of the Note proceeds was used as working capital. The Company has granted a security interest in all of its net assets and the net assets of one of its wholly owned subsidiaries, until such time that the Note is satisfied. The principal and the interest can be paid in cash or in common stock at a fixed conversion price of $0.35 per share, at the Master Fund's option, provided that the volume weighted average price (VWAP) of the common stock for the ten trading days immediately preceding the due date is 110% above the exercise price. The fixed conversion price was reset to $0.20 per share pursuant to an agreement entered into by the Master Fund and the Company on August 11,2004 (see Note 6), and the reset may result in a beneficial conversion feature.

6.   PREFERRED STOCK

On May 25, 2004, the Company executed a share exchange agreement with its Chairman and Chief Executive Officer, Mr. Patrick Lim, whereby Mr. Lim surrendered 8,000,000 shares of the Company's common stock in exchange for 100,000 shares of the Company's newly created Series A Voting Convertible Preferred Stock, which is convertible into shares of common stocks at a fixed ratio of 80 shares of common stock for 1 share of preferred stock. The 8,000,000 shares were returned to treasury and are available for re-issuance at a future date. The preferred stock is entitled to cumulative dividends at $2.20 per annum, payable in common stock at $.28 per share. Each share of the Series A preferred is entitled to voting rights equivalent to 80 shares of common stock. The Series A preferred is subject to mandatory conversion 10 years after its issuance.

On May 28, 2004, the Company entered into a Securities Purchase Agreement with a Master Fund under which the Company issued 6,500,000 shares of Series A Convertible Preferred Stock (the "Series A Preferred") of one of the Company's wholly owned subsidiaries, SDA America, Inc. ("SDAA") at a price of $1.00 per share, which is convertible into shares of the Company's common stock and warrants to purchase up to 3,000,000 shares of the Company's common stock. The Series A Preferred is entitled to cumulative preferential dividends at a rate per annum equivalent to the "prime rate" published in The Wall Street Journal from time to time plus 2%, subject to a floor of 6% per annum. The preferred stock dividends can be paid in cash or in common stock at a fixed conversion price of $0.35 per share, at the Master Fund's option, provided that the volume weighted average price (VWAP) of the common stock for the ten trading days immediately preceding the due date is 110% above the exercise price. The warrants have a seven-year term and an exercise price of $0.40 per share for the first 1,000,000 shares, $0.43 per share for the second 1,000,000 shares and $0.47 per share for the third 1,000,000 shares. The Series A Preferred has a liquidation value of $1 per share. On August 11, 2004, the Company and the Master Fund executed an amendment to certain agreements governing the terms under which the Note and Series A Preferred issued to the Master Fund may be converted into the common stock of the Company. Under the terms of the amendment, the Master Fund may convert a portion of the Note and Series A Preferred as follows: the first $2,000,000 of conversions have been reset to a price of $0.20 (whether as principal repayment or accrued and unpaid interest or dividends); the next $1,000,000 of conversions have been reset to a price of $0.25 per share. The remaining conversions permitted under the terms of the original securities issuance will remain unchanged at $0.35 per share. In addition to resetting the conversion prices for a portion of the transaction, the amendment provides for all dividend and interest payments payable under the investment would accrue, rather than be payable in cash, until the next conversion into common stock occurs. The amendment provides for a waiver of cash payments of interest or dividends due prior to the execution of the amendment, with any such amounts to be accrued to the amounts payable under the terms of the Note or Series A preferred. The amendment stipulates that at such time as an amended registration statement is declared effective, the Master Fund will convert $500,000 of principal and/or accrued an unpaid dividends of the Series A Preferred into the common stock of the Company provided that the price of the Company's stock is at least $0.20 per share at the time.

Pursuant to the Securities Purchase Agreement between the Master Fund and the Company and a restricted account agreement entered into by the Company, the Master Fund and a US bank, the $6,500,000 investment was deposited into a restricted account as security for the performance of the Company and its subsidiaries' obligations to the Master Fund. The proceeds are restricted until the receipt of confirmation from the Securities and Exchange Commission ("SEC") that an effective registration statement under the Securities Act of 1933 with respect to such investment has been declared effective. At that time the preferred stock is convertible, subject to certain conditions, into common stock of the Company at the option of the Master Fund. Additionally, at that date, the Company and the Master Fund can agree to use the restricted cash to make acquisitions of companies that meet agreed-upon criteria for sales, profitability and accounting standards.

As a direct result of issuing warrants with the $6.5 million convertible preferred stock, the Company recorded a total of $479,000 discount on the $6.5 million convertible preferred stock based on applying a Black-Scholes valuation which resulted in a net reclassification of $479,000 reducing additional paid-in capital and increasing warrants. All Black-Scholes valuations referenced and related entries are non-cash transactions.

7.   STOCK OPTION

On September 16, 2002, the Company granted options to purchase 300,000 shares of the Company's common stock at $0.12 per share to a consultant for services to be provided to the Company. These options are exercisable through September 2007, contingent upon continuous service by the consultant through specified dates. 100,000 of the options, which vested March 15, 2003, were valued at $0.044 per share, and 100,000 of the options, which vested May 15, 2003, were valued at $0.048 per share, based upon the Black-Scholes option-pricing model, resulting in recognition of compensation expense of $7,333 during the six-month period ended June 30, 2003. The remaining 100,000 options, which vested September 15, 2003, were valued at $0.056 per share. 100,000 of the options were exercised on July 2, 2004 for a cash consideration of $12,000.

8.   COMMON STOCK

On December 4, 2002, the Company announced that its Board of Directors had approved a stock repurchase program for up to 10 million shares from the then public float of approximately 42.7 million shares which may be repurchased from time to time until December 2003. The shares repurchased by the Company were returned to treasury and are available for re-issuance at a future date.

On May 25, 2004, the Company reacquired 8,000,000 shares of its common stock pursuant to a share exchange agreement with its Chairman and Chief Executive Officer, Mr. Patrick Lim, whereby Mr. Lim surrendered 8,000,000 shares of the Company's common stock in exchange for 100,000 shares of the Company's newly created Series A Voting Convertible Preferred Stock. These shares were returned to treasury and are available for re-issuance at a future date. As of June 30, 2004, the Company had a balance of 9,055,000 repurchased shares in its treasury stock valued at $44,550.

On June 4, 2004, the Company issued 181,632 shares of common stock at $0.245 per share for a total consideration of $44,500; on July 2, 2004, the Company issued 176,237 shares of common stock at $0.253 per share for a total consideration of $44,500; and on August 2, 2004, the Company issued 189,361 shares of common stock at $0.235 per share for a total consideration of $44,500, to a consultant as payment for fees of $133,500 for services rendered in connection with the Company's Securities Purchase Agreement with a Master Fund. The number of shares issued was determined by dividing the amount payable by the mean average of the prior day's closing bid and asked prices as published on the OTC bulletin board.

9.   PROPOSED BUSINESS TRANSACTIONS

In December 2003, the Company entered into two Joint Venture Agreements with Amove Resources Sdn Bhd ("AR") to jointly implement a secured shipping service and a Central Monitoring Service ("CMS") in the northern region of Malaysia, where AR is currently providing armed guard services to clients that include factories, offices and homes. Pursuant to the Agreement, the Company was also granted an option to purchase a 51% equity interest in AR for $550,000. On January 30, 2004, the Company's subsidiary, SDAM, entered into a definitive agreement to acquire 51% equity in AR from AR's principal shareholder for $526,315 in cash. SDAM made an initial cash payment of $26,315. The balance of the purchase price is to be paid at closing, which is to occur by October 31, 2004. The purchase agreement is subject to customary closing conditions, including the completion of a financial and legal due diligence audit to the Company's satisfaction and the renewal of certain contracts with AR's existing customers. At the date of this report, the Company had yet to close the purchase agreement as AR's principal shareholder had yet to fulfill the condition precedent as stated in the definitive agreement.

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

On July 7, 2004 the Company announced teaming agreements with two unaffiliated entities, to collectively pursue projects to enable the search and match of DNA data for newborns and registered criminals for use primarily by the Government of Malaysia. The project may be developed by a joint venture company led by the Company. The project may be financed by internally generated funds. Additional financing in the form of a grant may be sought from the Multimedia Development Corporation, a Malaysian Corporation charged with the responsibility of implementing the Multimedia Super Corridor (MSC), a Malaysian initiative for the global information and communication technology (ICT) industry. The targeted completion of the beta version is expected to be 9 months from the commencement date. The commencement of field trials is expected to be the beginning of the 10th month, with full commercial implementation targeted for the 21st month.

On July 21, 2004, the Company announced that it has signed a letter of intent to buy a 56% equity stake in Gallant IT Holdings (M) Sdn Bhd (Gallant), a leading Malaysian provider of information technology products and services for $658,000 (RM2.5 million). The closing date for the transaction is scheduled for September 20, 2004, subject to completion of due diligence to the Company's satisfaction and signing of a definitive agreement. The purchase will be funded through advances by the principal shareholder, internally generated funds and/or funds raised through the sale of securities to a Master Fund.

10.  SIGNIFICANT CONCENTRATIONS OF CREDIT RISK

The Company grants credit, generally without collateral, to its customers. Two customers accounted for substantially all revenue earned during the six-month periods ended June 30, 2004 and 2003. For the six months ended June 30, 2004 and 2003, one customer accounted for approximately 43% and 54% of revenue, respectively, and another customer accounted for approximately 44% and 41% of revenue, respectively.

One supplier accounted for substantially all cost of revenue during the six-month periods ended June 30, 2004 and 2003. The Company is not dependent upon one supplier to provide the services that it requires. Since the fourth quarter of 2001, the Company has made a strategic decision to engage the services of one sole supplier after taking into consideration the quality of service and competitive pricing being offered. Should the need arise, the Company could utilize alternative suppliers for the services that it requires.

12.  SEGMENT INFORMATION

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

The accounting  policies of the segments are the same as those  described  under note 2: Significant Accounting Policies. The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each division requires different product knowledge and marketing strategies. The new businesses were acquired as a unit and the management at the time of acquisition was retained. Inter-segment sales and transfers between reportable segments are not material to the periods presented. The Company did not include segment reporting in the report for the six-month periods ended June 30, 2003 as the Company functioned as a single operating unit. The Company's revenue is derived primarily from operations in Malaysia and substantially all of the Company's assets are located in Malaysia.

                                                                                  Material
                                                               Applications       Handling            Total
                                                            ---------------- ----------------- ----------------
Three-month period ended June 30, 2004:
Revenue:
   Related parties                                          $       400,000  $             --  $       400,000
   Others                                                         4,558,158           198,167        4,756,325
                                                            ---------------- ----------------- ----------------
                                                            $     4,958,158  $        198,167  $     5,156,325
                                                            ================ ================= ================
Net income (loss) from operating segments                   $       343,574  $       (107,459) $       236,115
                                                            ================ ================= ================
Depreciation expense                                        $        58,819  $         13,148
                                                            ================ =================
Interest expense                                            $         4,567  $          1,908
                                                            ================ =================
Income tax expense                                          $        31,053  $             --
                                                            ================ =================
Share of associate companies' results                       $            --  $         (3,947)
                                                            ================ =================
Expenditures for additions to long lived assets             $         2,700  $          6,522
                                                            ================ =================

Six-month period ended June 30, 2004:

Revenue:
   Related parties                                          $       814,475  $             --  $       814,475
   Others                                                         8,349,999           468,973        8,818,972
                                                            ---------------- ----------------- ----------------
                                                            $     9,164,474  $        468,973  $     9,633,447
                                                            ================ ================= ================
Net income (loss) from operating segments                   $       549,134  $       (149,719) $       399,415
                                                            ================ ================= ================
Depreciation expense                                        $       117,535  $         21,141
                                                            ================ =================
Interest expense                                            $         7,827  $          2,327
                                                            ================ =================
Income tax expense                                          $        32,895  $             --
                                                            ================ =================
Share of associate companies' results                       $            --  $         (6,579)
                                                            ================ =================
Expenditures for additions to long lived assets             $         2,700  $          9,381
                                                            ================ =================

Consolidated total assets as of June 30, 2004 are as follows:
   Applications                                                                                 $   11,811,911
   Material handling                                                                                   682,571
   Investments in associate companies                                                                   36,092
                                                                                                ----------------
   Total consolidated assets                                                                    $   12,530,574
                                                                                                ================

13.  POST BALANCE SHEET EVENTS

In July 2004, the Company amended its Certificate of Incorporation to increase its authorized common stock from 100 million shares to 350 million shares to provide sufficient common stock to meet the obligations of the Securities Purchase Agreement with a Master Fund and to provide adequate authorized common stock for future uses such as acquisitions, private placements and employee benefits plans.

On July 30, 2004, the Company issued 240,000 shares of common stock to a consultant, pursuant to a compensation agreement dated July 15, 2004, under which the Company is to issue 960,000 shares of its common stock to the consultant as payment for services to be rendered to the Company for the twelve-month period ending July 14, 2005.

On August 1, 2004, the Company granted options to purchase 300,000 shares of the Company's common stock at $0.30 per share to a consultant for services to be provided to the Company. These options are exercisable through July 2009, contingent upon continuous service by the consultant through specified dates. 100,000 options are exercisable on January 31, 2005; 100,000 options are exercisable on April 30, 2005 and the remaining 100,000 options are exercisable on July 31, 2005.

On August 3, 2004, the Company granted certain officers, directors and employees of the Company options to purchase up to 2,000,000 shares of the Company's common stock at $0.20 per share. The options are exercisable through August 2009, contingent upon continuous service by the officers/directors/employees through specified dates. 500,000 options are exercisable on October 3, 2004; 200,000 options are exercisable on February 3, 2005; 500,000 options are exercisable on August 3, 2005, and the remaining 800,000 options are exercisable in equal number on February 3, 2006, 2007, 2008 and 2009, respectively.

On August 3, 2004, the Company granted options to purchase 100,000 shares of the Company's common stock at $0.12 per share to an independent director as compensation for serving on the Company's Board of Directors. The options are exercisable with immediate effect through August 2009.

On August 9, 2004, the Company reissued 25,000 shares of common stock from its treasury stock to a consultant as payment for services rendered to the Company in July 2004.

In August 2004, pursuant to a compensation agreement between the Company and a consultant, the Company authorized the issuance of 120,000 shares of its restricted common stock to the consultant as payment for services to be rendered to the Company for the twelve-month period ending in July 2005. The common stock will be issued to the consultant on a quarterly basis commencing in August 2004.

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

The Company conducts its principal operations in Malaysia, and has the following subsidiaries as of June 30, 2004:

1. EyStar Media Inc. ("EMI"), a wholly owned corporation organized under Delaware law and presently based in New York, through which the Company intends to expand its presently limited operations in the United States. EMI seeks to acquire United States technology companies and to expand the Company's operations into the United States.
2. SDA America, Inc. ("SDAA"), a wholly owned corporation organized under Delaware law that is used as a special vehicle to secure a $6.5 million funding from Laurus Master Funds, Ltd. ("Laurus") through private placement of securities consisting of convertible preferred stock of SDAA.
3. Secured Digital Applications, Inc ("SDAM") (f/k/a Animated Electronic Industries Sdn Bhd), a wholly owned Malaysian subsidiary involved in the design, development and production of multimedia content; provision of consulting services for website development, network engineering and project management in IT related projects.
4. Perwimas Telecommunications Sdn Bhd ("PTSB"), an 86%-owned Malaysian subsidiary of SDAM, provides broadband and application services under licenses granted by the government of Malaysia.
5. Asiaco Multi Corporation Sdn Bhd ("AMC"), presently a wholly owned Malaysian subsidiary of SDAM, was incorporated as a special vehicle to acquire the businesses and selected net assets of Asiaco Material Handling Sdn Bhd ("AMH") and its subsidiary, associate and related companies ("the Asiaco Group"), based in Malaysia.
6. Secured Shipping Sdn Bhd ("SS"), presently a wholly owned Malaysian subsidiary of SDAM, will be the joint venture vehicle between the Company and Amove Resources Sdn Bhd ("AR") to provide secured shipping services. SDAM's equity holding in SS will be reduced to 51% upon fulfillment of all closing conditions stipulated in the joint venture agreement executed between the Company and AR.

7. Temasya Wira Sdn Bhd ("TW"), a 60%-owned Malaysian subsidiary of SDAM was established to undertake the research and development of biometric security applications in Malaysia.
8. Asiaco Material Handling (East Coast) Sdn Bhd ("AEC"), an 80%-owned Malaysian subsidiary of AMC, is primarily involved in the sale, servicing and rental of material handling equipment in the eastern region of Malaysia.
9. Asiaco Logistic Sdn Bhd ("ALG"), a 67%-owned Malaysian subsidiary of AMC, is primarily involved in industrial moving, packing and unpacking of industrial equipment and secured logistics.
10. Asiaco Services Sdn Bhd ("ASS"), a 60%-owned Malaysian subsidiary of AMC, is primarily involved in providing maintenance, repair and restoration services for all material handling equipment.
11. Asiaco Taiping Sdn Bhd ("ATG"), a 62%-owned Malaysian subsidiary of AMC, is primarily involved in the sale, servicing and rental of material handling equipment in the northern region of Malaysia.
12. Digital Image ID Sdn Bhd ("DID") (f/k/a Vista Positive Sdn Bhd), presently a wholly-owned Malaysian subsidiary of SDAM, will be used as a joint venture vehicle to undertake a project with the Company's partners and a leading Malaysian IT company to enable the search and match of DNA data for newborns and registered criminals, for use primarily by the Government of Malaysia

The  accompanying   condensed  consolidated  financial  statements  include  the accounts of Secured Digital Applications, Inc. and its subsidiaries.

For the three and six months ended June 30, 2004, the Company's revenue was generated primarily from the following activities:

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

Significant Business Developments and Plan of Operation

During 2004, the Company anticipates that it will continue to provide its existing multimedia development, consulting and broadband services, market the EyStar SmartHome Console, and introduce and actively market a new line of biometrics security products capable of integration with the EyStar SmartHome Console and utilizing the Company's ability to provide applications support. These products are the SmileCAM, FaceKey and Testech devices. The Company believes that these devices, when linked with the broadband technology that the Company seeks to exploit, will provide customers with comprehensive security and identification systems for which it is believed there will be a significant market.

The Company will also seek to expand its business to include the provision of biometric security identification systems and supply chain management and secured shipping services. In line with this strategy, the Company has signed several agreements since the third quarter of 2003 to acquire the equity or business and assets of companies that it believes will assist its expansion into the development, integration and provision of secured shipping and supply chain management services. These agreements are described in more detail below.

On November 17, 2003, the Company announced that its subsidiary, SDAM, had signed a definitive agreement with Asiaco Material Handling Sdn Bhd ("AMH") to purchase, through AMC, the business assets and selected liabilities of AMH and seven companies in the Asiaco group. The definitive agreement also provides for AMC, to purchase a majority equity interest in the remaining sixteen companies in the Asiaco group from AMH's major shareholder. AMH and its subsidiaries are primarily engaged in supply chain management, land transportation, secured logistics as well as sale, rental and servicing of material handling equipment. Pursuant to this agreement, the Company acquired a majority equity interest in three Malaysian companies on December 9, 2003: 80% in Asiaco Material Handling (East Coast) ("AEC"), 67% in Asiaco Logistic ("ALG") and 60% in Asiaco Services ("ASS") for a total consideration of $193,911. On February 9, 2004, the Company acquired a 62% equity interest in Asiaco Taiping ("ATG") for a provisional consideration of $74,135. These acquisitions have been accounted for as purchases. The total consideration is to be satisfied by issuance of AMC's common stock to the owner upon full completion of the asset purchase agreements between the Company and AMH. Through March 31, 2004, the Company had paid a total of $263,158 to AMH as advances for the incorporation of AMC and for the purchase of equity in four subsidiary as well as two associate companies: 46% in Asiaco Transport and 33% in Asiaco Engineering. These advances will be deducted from the final purchase price to be determined by SDAM when it has completed its verification of the net asset value of AMH and its subsidiaries. The purchase price for the entire acquisition is expected to be approximately $1.8 million and shall be determined after completion of the financial due diligence. As a result of these acquisitions the Company has entered into the equipment material handling business.

The following table summarizes the estimated aggregated fair values of the assets acquired and the liabilities assumed from ATG at February 9, 2004, the date of the acquisition. The allocation of the purchase price is subject to refinement.

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
                                                                         --------------
                                                                                74,135
                                                                         ==============

As of the date of this report, the Company is working towards completing the transfer of business, customers and selected net assets (selected assets less selected liabilities) from four Asiaco Companies: Asiaco Pack Trade, Asiaco Heavylift, Asiaco Selangor and Asiaco Melaka. The transfer of business and net assets from these four companies will take time as the transfer of title on some assets requires approval from the relevant authorities. The Company presently expects the transfer to be completed by the third quarter of 2004. The purchase will be funded by cash from internally generated funds, advances from the Company's principal shareholder, as well as funds raised through the sale of securities to a Master Fund.

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

On December 3, 2003, the Company entered into a Joint Venture Agreement with Amove Resources Sdn Bhd ("AR") to jointly implement a secured shipping service. The Company has incorporated Secured Shipping Sdn Bhd ("SS") to be used as the joint venture company. Pursuant to the Agreement, the Company was also granted an option to purchase a 51% equity interest in AR for $550,000. This option to purchase was exercisable on or before January 31, 2004. On January 30, 2004, the Company's subsidiary, SDAM, entered into a definitive agreement to acquire 51% equity in AR for $526,315 in cash from AR's principal shareholder. SDAM made an initial cash payment of $26,315. The balance of the purchase price is to be paid at closing, which is to occur by October 31, 2004. The purchase agreement is subject to customary closing conditions, including the completion of a financial and legal due diligence audit to the Company's satisfaction and the renewal of certain contracts with AR's existing customers, which include multinational companies and Fortune 50 U.S. companies operating in Malaysia. SDAM will fund the balance of the purchase price from internally generated funds. AR's principal shareholder will retain 49% equity in AR and continue to serve as the Chief Executive Officer of AR. He will also guarantee a minimum profit after tax of $137,000 for fiscal years ending December 2004 to 2008. At the date of this report, the Company had yet to close the purchase agreement as AR's principal shareholder had yet to fulfill the condition precedent as stated in the definitive agreement.

In addition to implementing a secured shipping service, the Company and AR also agreed to jointly implement a Central Monitoring Service ("CMS"), through SS, in the northern region of Malaysia where AR is currently providing armed guard services to clients that include factories, offices and homes. The central monitoring station will be installed with the latest state-of-the-art digital surveillance and recording systems. Clients will be provided 24-hour monitoring of their premises. When an intrusion is detected, AR's armed guards will be dispatched immediately to the premises and law enforcement agencies and the client will be notified. The system will permit clients access to the Company's home and business surveillance portal via the Internet. The Company will hold a majority equity interest in SS after consummation of the Joint Venture Agreement. SS has yet to commence operations as the Company is still negotiating with AR on the operational and administrative arrangements for the Joint Venture.

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

On July 7, 2004 the Company, announced teaming agreements with two unaffiliated entities, to collectively pursue projects to enable the search and match of DNA data for newborns and registered criminals for use primarily by the Government of Malaysia. The project may be developed by a joint venture company led by the Company. The project may be financed by internally generated funds. Additional financing in the form of a grant may be sought from the Multimedia Development Corporation, a Malaysian Corporation charged with the responsibility of implementing the Multimedia Super Corridor (MSC), a Malaysian initiative for the global information and communication technology (ICT) industry. The targeted completion of the beta version is expected to be 9 months from the commencement date. The commencement of field trials is expected to be the beginning of the 10th month, with full commercial implementation targeted for the 21st month.

On July 21, 2004, the Company announced that it has signed a letter of intent to buy a 56% equity stake in Gallant IT Holdings (M) Sdn Bhd (Gallant), a leading Malaysian provider of information technology products and services for $658,000 (RM2.5 million). Founded in 1986, Gallant is involved in the sales of personal computers and peripherals, systems integration and servicing of computers through its subsidiary/related companies. Gallant is also one of three licensed Tier-1 AppleCenters in Malaysia that sell products and provide customer support to Apple's customers. The founders of Gallant will provide a 12-month profit guarantee for the current business of Gallant commencing from the date of closing. The guaranteed profit shall be at least 20% above the profit achieved in Gallant's 2003 audited accounts. The closing date for the transaction is scheduled for September 20, 2004. The purchase will be funded through advances by the principal shareholder, internally generated funds and/or funds raised through the sale of securities to a Master Fund. Upon closing, Gallant will have three operating entities - Gallant IT Holdings which provides technical support and customer support to meet the needs of home users, corporate or educational customers; Gallant Zone which operates an AppleCenter at Mid Valley Megamall in Kuala Lumpur; and Gallant Focus, owner of "Digital Boutique," a "one-stop" showroom that enables the integration of all types of IT and related products that can be incorporated into an individual's lifestyle.

For its existing operations, the Company anticipates that it will continue to seek the rights to new products and services through contractual arrangements and potentially through the acquisition of other business entities that provide compatible products or services. The Company expects to continue to market its products and services through a sales force and through its Internet websites located at www.digitalapps.net and www.eystar.com. As described in more detail below, the Company anticipates that its primary markets will continue to be in Malaysia and other Asian countries. However, the Company continues to seek additional markets in North and South America and has entered into various strategic agreements to improve the acceptance of its products there.

The Company has secured several new contracts to provide hardware, applications or consulting services. The Company believes that it will be able to commence performance of some of these contracts and recognize revenue from these activities in the fourth quarter of 2004. Due to uncertainties in scheduling, however, the Company cannot forecast the specific dates on which it will begin performance of these contracts. These contracts are described in more detail below.

As a result of the Company's experience in rolling out the first VISIONET cell in December 2001, management has decided that it will be most advantageous to the Company to revise its strategy for exploiting its broadband license granted by the Government of Malaysia. The Company believes that the most effective use of the VISIONET infrastructure is as a point-to-point backhaul service provider to other broadband and telecommunications providers. This decision was based on feasibility studies that were conducted after the VISIONET cell was activated. During 2004, the Company intends to actively market VISIONET as a backhaul service provider, rather than as a telecommunications company that provides the "last mile" service. In particular, the Company has decided to use VISIONET as a backhaul link for local mobile networks that it plans to attempt to deploy in partnership with Aptilo Networks, Sweden. With this change in business strategy, VISIONET will no longer provide the last mile link between a cell based radio station and retail users. The Company will instead construct a wireless highway or backhaul linking the cell based radio stations established by existing telecommunication companies and ISPs. The Company is hopeful that it will conclude contracts with a number of telcos and ISPs on the use of VISIONET as a backhaul link during the second half of 2004.

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

Significant Contracts

The Company hopes to generate additional revenue in 2004 from the contracts described below. This description is intended to provide the reader with a description of the principal activities of the Company that are anticipated in 2004. Although the Company provides estimates of the time in which the contracts will be performed, revenues that may be generated and/or sales that are projected, there can be no assurance that the contracts will be performed as anticipated or that the revenues or sales projected will be realized by the Company. The contracts may be terminated, limited, breached or delayed, may be subject to force majeure clauses or the obligations to pay for services rendered or products received may not be fulfilled.

a) In August 2001, the Company was awarded a consulting contract, estimated to generate revenue of $2.17 million from January 2004 through August 2005, to carry out the planning, design, project execution (including contract and project management) of all broadband communications and networking systems/services for Pulau Indah-Marina Village, a water oriented luxury resort, residential, hotel and spa project. Through December 31, 2003, the Company generated $680,000 of revenue on this contract. During the three and six months ended June 30, 2004, the Company recognized additional revenue of $157,000 and $268,000, respectively on this contract. The Company recognized additional revenue of $123,000 and $167,000, respectively, on this contract during the three and six months ended June 30, 2003. During 2003, in lieu of cash payment, management directed the customer to pay $20,000 to an affiliated company to whom the Company had outstanding accounts payable. The net effect to the Company was that revenue was recognized and recorded payables were reduced by equal amounts.

b) In December 2001, the Company entered into a marketing agreement with Worldlink Dotcom Sdn. Bhd. (Worldlink) to distribute its service gateway for home/office automation in Malaysia, Singapore and Australia. In 2002, Worldlink promoted the Company's service gateway to potential resellers and channel partners in the targeted markets. The Worldlink contract was projected by the Company to generate revenues of $4.0 million in 2003. Worldlink has not been able to secure any sales during 2003 and indicated that additional time is required to promote the Company's service gateway and secure orders from its resellers and channel partners. Therefore, revenue cannot be accurately forecast. The gateway bridges the Internet with internal home and office networks while facilitating the delivery of home and office applications including, but not limited to, security surveillance and video conferencing.

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

d) The Company will attempt to secure contracts from local mobile networks to be jointly deployed with Aptilo Networks in the second half of 2004.

e) In January 2002, the Company's subsidiary, PTSB, was awarded a contract to carry out the planning, design, and project execution of all broadband communications and networking systems/services for a commercial/housing project in Selangor, Malaysia. Under the contract, PTSB will receive a total contract sum of $550,000 over 36 months beginning January 2003. The project, featuring 312 serviced apartments, 62 units of retail shops/offices and 120 units of housing for a government agency, is expected to be completed by December 2004. As a total solution provider, PTSB will also be responsible for the supply of its EyStar SmartHome Console as well as providing value-added broadband applications such as high speed Internet access, security surveillance, multimedia conferencing, home automation and video-on-demand. The Company generated $311,000 of revenue on this contract through December 31, 2003. The Company recognized $89,000 and $54,000 of revenue, respectively, during the three months ended June 30, 2004 and 2003. Total revenue generated for the six months ended June 30, 2004 and 2003 were $150,000 and $96,000, respectively. During 2003, in lieu of cash payment, management directed the customer to pay $10,000 of the $42,000 recognized to an affiliated company to whom the Company had outstanding accounts payable. The net effect to the Company was that revenue was recognized and recorded payables were reduced by equal amounts.

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

g) In November 2002, the Company was contracted by MY Architect ("MYA"), a related party, to provide consulting services relating to home automation, home networking, energy cost saving, security surveillance and monitoring for MYA's current projects involving two major commercial and housing developments in Malaysia. The Company expected to receive $550,000 in consulting fees over the 18 months beginning December 1, 2002. The Company generated $273,000 of revenue on this contract through December 31, 2003. The Company recognized $76,000 and $89,000 of revenue during the three months ended June 30, 2004 and 2003, respectively. Total revenue of $254,000 and $128,000, respectively, was recognized during the six months ended June 30, 2004 and 2003. The Company also expects to secure additional contracts sometime in 2005, estimated at $4.0 million, from MYA's clients for the supply and installation of the EyStar SmartHome Console and its security system in the two commercial and housing developments.

h) In April 2003, the Company contracted with MYA to carry out the design, supply and installation of all broadband communications, access control and network security equipment for a mixed property development project in Selangor, Malaysia, which features a total of 10 blocks of residential and commercial high-rise properties. The 30-month contract, expected to generate revenue of $3.2 million, commenced in the third quarter of 2003. Through December 31, 2003, the Company generated $55,000 of revenue from this contract and recognized additional revenue of $76,000 and $142,000, respectively during the three and six months ended June 30, 2004.

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

l) In August 2003, the Company was awarded an $850,000 contract to supply, install and commission a biometric based Building Access Management and Monitoring System for a 40-story office complex in Kuala Lumpur, Malaysia. The system is designed to enhance security through the management and monitoring of visitors within a building complex or restricted area. The office complex is currently tenanted by government departments and agencies, embassies, corporations and trade missions. Implementation of this contract was expected to commence in the first quarter of 2004 and to be completed by the second quarter of 2004. This project has been delayed as the Company was informed by the client to postpone installation work until further notice.

m) In November 2003, the Company's subsidiary, AMC, was awarded a $4.6 million contract to provide electronically secured cargo shipping services for goods bound for the United States to a shipping agency operating in Port Klang, Malaysia. The contract, which was expected to commence in the second quarter of 2004, is for an initial duration of fifteen months. Through AMC, the Company will provide technical expertise in the areas of electronic tagging and real-time tracking of maritime shipments bound for the United States and supply chain management services to its clients. The containers will be tracked from the time they leave the client's facility to the time they arrive in a United States port. Consignees in the U.S. will also be able to monitor the location of the containers in real-time, detect any tampering to the container and insure that the cargo is not substituted. This contract has been delayed as AMC was informed by the client that the facilities for implementation of the contract are not ready and implementation of the contract has been postponed until further notice.

n) In December 2003, the Company announced that its subsidiary, AMC, was awarded a $4.92 million contract to provide a secured shipping service. The fifteen month contract was expected to commence in the first quarter of 2004. The contract calls for AMC to provide warehousing, transportation and monitoring of cargo from the time the goods leave the client's warehouse to the port of destination in the United States. The Company will be responsible for providing the technology to identify planned and actual container contents; and identify planned and actual container routing. Any discrepancies in the contents and/or routing will be reported to the shipper. The Company will also provide physical security of the container seal and cargo loading area. To date, the contract has yet to commence as the client and AMC failed to agree on certain implementation issues. AMC is trying to resolve the differences with the client but is unable to provide any assurance that AMC will be able to proceed with the contract and generate revenue from this contract in 2004.

o) In March 2004, the Company's subsidiary, SDAM, was awarded three contracts by a related party, with an aggregate value of $3.81 million, for the supply and installation of a biometric security system in three developments in Malaysia. The first is a multiple-use real estate development project, consisting of 312 apartments and 65 office and retail units, located in Shah Alam, Malaysia. Installation is anticipated to begin in the third quarter of 2004 and be completed by the third quarter of 2005. The second development is located in Templar Park, Malaysia consisting of 208 apartments and the third development is located in Cheras, Malaysia with 240 apartments. Installation for the second and third development is anticipated to begin in the third quarter of 2004 and be completed by the second quarter of 2006. Under the three contracts, SDAM will provide a comprehensive biometric security system that will include biometric technology for apartment door locks, elevator access control, and will control vehicle access into and out of the development and visitor registration.

p) In April 2004, the Company's subsidiary, SDAM, was awarded a contract valued at $1.9 million to deliver a biometric identification and verification system by the end of the fourth quarter of 2004. The contract calls for SDAM to provide a comprehensive biometric security system using face and fingerprint recognition technology for an office complex located in Brunei that has 1,200 staff employees. The system will include controls for building access control and employee time attendance.

q) In May 2004, the Company's subsidiary, Secured Digital Applications (M) Sdn Bhd ("SDAM"), was awarded a contract valued at $2.2 million by Master Index Sdn Bhd ("MISB") to deliver, install and maintain a biometric identification and verification system for an office complex in Kuala Lumpur, Malaysia. The system is to be delivered and installed in the fourth quarter of 2004. A three-year maintenance contract will begin after installation.

r) In June 2004, the Company announced that it was awarded a contract, valued at $921,000, to develop, implement and maintain a secure
     business-to-consumer   e-commerce  portal  using  the  Company's  biometric
     security technology. Completion and implementation of the portal is scheduled for December 2004. The e-commerce portal will allow only registered members to use the portal for online purchases and payments. Members will register by providing details of the identity, credit card information and biometric information. After registration when a member desires to make an online purchase, their identity will be verified and credit card information validated. This system will significantly reduce the risk of fraud and identity theft in online e-commerce transactions. In addition to the contract fee of $921,000, the Company will generate annual recurring revenue by receiving a transaction fee for each completed online transaction and from a five-year contract to provide software and hardware upgrades plus system maintenance.

s) In July 2004, the Company announced it was awarded a $6.7M contract to develop face and fingerprint authentication for credit card payments to be implemented in four countries in Asia. The contract is for the development and operation of a Biometrics (Face and Fingerprint) Authentication Center for credit card payments in Thailand, Brunei, Indonesia and Hong Kong. The objective is to achieve Zero-Fraud in credit card transactions. Customers targeted for the project include credit card issuers such as banks and other financial institutions, plus merchants accepting credit card payments. Revenues will be generated from sales and/or rental of Point-of-Sales terminals equipped with a USB camera and fingerprint reader and from transaction charges.

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

In June 2004, the Company announced plans to conduct a field trial of an online biometric payment portal for electronic commerce and credit card transactions using biometric products and systems developed by its current partner companies for identification and verification during the second half of 2004. Merchants who sign up as clients of the payment portal will enroll their customers into the Company's system. Thereafter, the merchant's clients when making purchases will have their identity verified by using face and fingerprint biometric technology. After authentication of their identity, the transaction will be processed and payment approval sought from banks and credit card issuers. The Company intends to generate revenue by charging a fee based on a percentage of the transaction value executed through the portal. The Company estimates that gross revenue during the first year of commercial operation will be approximately $30 million. Implementation of the portal is scheduled for early 2005. The initial deployment of the portal would be for the Malaysian and Singapore markets with subsequent deployment across the Asia-Pacific region. After successfully implementing the payment portal for the Asia-Pacific region, the Company intends to introduce a similar portal for the North American market. The payment portal will be partly funded by internally generated funds and proceeds from the private placement of the Company's securities to Laurus Master Fund, Ltd ("Laurus").

In December 2003, the Company was appointed by Testech Inc. ("Testech") of South Korea to distribute its biometrics security products. Testech's product range includes fingerprint access control systems, fingerprint time and attendance, fingerprint door lock and fingerprint authentication module. These products support both TCP/IP protocol and RS422 serial communication. Four different combinations of authentication methods are utilized: fingerprint, pin number with fingerprint, pin number with smart card, and fingerprint with smart card. Testech holds a U.S. patent for a contact light emitting fingerprint authentication sensor which is used in the above products. Testech's products are competitively priced for the mass market and enable the Company to have a wider range of biometric security products that could be customized to meet clients' requirements.

On September 10, 2003, the Company's Malaysian subsidiary, SDAM entered into a letter agreement to establish a joint venture company, Temasya Wira Sdn Bhd ("TWSB"), to undertake the research and development of biometric security applications. SDAM will initially hold 60% of TWSB's equity while two Malaysian individuals will hold the remaining 40%. SDAM's holding will eventually be diluted to 30% when EMI acquires 30% equity interest in TWSB after the completion of the joint venture agreement to be executed between the Company and FaceKey Corporation as described below. TWSB is expected to commence operations in the fourth quarter of 2004.

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

In January 2003, the Company signed a Reseller Agreement with FaceKey Corporation ("FaceKey") to sell FaceKey's biometric-based products. The agreement is for one year and will thereafter be automatically renewable for two-year terms on each anniversary. Under the terms of the agreement, FaceKey will grant the Company exclusive distribution rights for its products in
Malaysia if the Company purchases an agreed minimum value of products from FaceKey during 2003. Although the Company achieved minimum sales in 2003, the agreement with Facekey was automatically renewed for another two years commencing January 2004. FaceKey develops products to control access, record time and attendance and restrict use of personal computers by using two biometric technologies, face recognition and fingerprint matching in a manner that will be highly competitive with magnetic cards, PIN numbers and passwords. The combination of both face and fingerprint recognition technologies is believed by the Company to be extremely reliable, providing a security level equivalent to a DNA test.

In December 2002, the Company's subsidiary, SDAM executed an Agreement with Sintec Corp, South Korea ("Sintec"), to sell, distribute and promote their SmileCAM remote video surveillance cameras in Malaysia, Thailand, Singapore, Vietnam and Brunei. The agreement is for an initial period of two years and will thereafter be automatically renewable for one-year terms on each anniversary. Under the terms of the agreement, Sintec will grant the Company exclusive distribution rights for its products in Malaysia if the Company purchases an agreed minimum value of products from Sintec during 2003 and 2004. The Company hopes that the agreement with Sintec, which is due to expire in December 2004, will be renewed for a further one year. SmileCAM cameras are used for Internet based security and entertainment applications and can be integrated with the EyStar SmartHome Console to provide a value added security solution for corporate and residential users. SmileCAM cameras include features such as automatic motion detection and tracking, and sending live streaming video to an Internet browser. Combined with applications and solutions developed by the Company, the Company believes that SmileCAM cameras offer to purchasers useful features such as the ability to record intrusion, owner notification by ordinary telephone, live video, remote security options and forwarding of images by use of the Internet.

In December 2002, the Company's subsidiary, SDAM executed an Agreement with Telekom Sales and Services Sdn Bhd ("TM"), a subsidiary of Telekom Malaysia Berhad, to sell, distribute and promote broadband access over standard copper telephone lines using Digital Subscriber Line technology. The service, brand named TMnet Streamyx, was first launched in August 2002. TMnet Streamyx is a high speed access service providing "always-on" connection to the Internet. This service currently covers 100 urban locations in Malaysia. The agreement with TM was for an initial period of one year and maybe extended for a further period to be agreed by both parties. This agreement was renewed for a further one-year term commencing July 1, 2004.

In July 2002, the Company entered into a letter agreement with PointRed Technologies Inc. ("PointRed") whereby the Company agreed to market and sell PointRed's products worldwide. In return, PointRed agreed to market and sell the Company's EyStar SmartHome Consoles, value added applications and services to its existing and future clients. On August 16, 2002, the Company and PointRed, pursuant to the original letter agreement dated July 2002, signed an agreement whereby the Company will utilize existing personnel and facilities to promote PointRed's products and to service existing PointRed customers in Malaysia. Also pursuant to the original letter agreement, the Company signed a channel partner agreement with PointRed, whereby PointRed will distribute the EyStar SmartHome Console. Under the agreement, PointRed will sell, install and service the EyStar SmartHome Console in North and South America.

Beginning in September 2001, the Company entered into a strategic collaboration with Aptilo Networks, Sweden, to deploy local mobile networks ("LMNs") in Malaysia and the Asian regional markets. The Company anticipates that the successful integration of LMNs with VISIONET will enable consumers to receive live video streams from their handheld devices and laptops, and to access the Internet and their corporate intranets at near T1 speeds remotely from public locations in the "travel ribbon" such as hotels, airports, restaurants, conference centers, shopping malls and coffeehouses. The first integrated VISIONET-LMN cell was deployed during the fourth quarter of 2001 to connect a number of access points to Bluetooth and wireless LAN 802.11b standard devices. This mobile network features Aptilo's latest billing solution that enables the Company to offer value-added applications and services to users without the need for any prior registration as a subscriber. The Company is optimistic that this method of payment from Aptilo will attract more users to VISIONET and reduce capital expenditures and monthly operating costs. Furthermore, the integrated network provides the Company with the ability to expand its broadband network from fixed wireless into the mobile broadband market. The Company has committed to an initial purchase of software and hardware from Aptilo valued at $50,000. The Company believes that this strategic relationship with Aptilo may broaden VISIONET's user base and generate additional revenue in the fourth quarter of 2004.

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2004 TO THE THREE MONTHS ENDED JUNE 30, 2003

REVENUES

Revenues for the three months ended June 30, 2004 totaled $5,156,325 compared to $3,885,342 for the three months ended June 30, 2003, an increase of $1,270,983 or 33%. The increase in net sales in the three months ended June 30, 2004 as compared to 2003 was mainly due to an increase in fees earned from the production of multimedia programs and revenue received for project consulting services. Included in revenue for the three months ended June 30, 2004 and 2003, was income of $400,000 and $264,552, respectively, received from a related party for project consulting fees. Revenues for 2004 also included income of $185,009 or 4% of total revenue, generated by the Asiaco subsidiaries. For the three months ended June 30, 2004, two customers, respectively, accounted for 43% and 46% of total revenue. For the three months ended June 30, 2003, two customers, respectively, accounted for 43% and 51% of total revenue.

GROSS PROFIT

Gross profit increased to $588,831 for the three months ended June 30, 2004, compared to $441,289 for the three months ended June 30, 2003, an increase of $147,542 or 33%. The increase in gross profit was primarily due to increased consulting revenue in 2004. As a result of higher revenue, cost of revenue increased by $1,123,441, or 33%, to $4,567,494 in 2004 from $3,444,053 in 2003.
The high cost of revenue percentage is a result of the Company requiring additional external resources in order to fulfill the demand for the Company's services. The outsourcing of content production work enabled the Company to develop a team of contractors that will assist the Company in producing multimedia content and applications that are crucial to its future business operation.

Sales and marketing expenses

Sales and marketing expenses increased by $271, or 9%, to $3,321 for the three months ended June 30, 2004 compared to $3,050 for the three months ended June 30, 2003.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $389,892 for the three months ended June 30, 2004, compared to $193,952 for the three months ended June 30, 2003, an increase of $195,940 or 101%. Included in general and administrative expenses for 2004 are expenses of $132,014 incurred by the Asiaco subsidiaries. Excluding expenses incurred by the Asiaco subsidiaries, general and administrative expenses for 2004 would have been $257,878. General and administrative expenses, excluding the Asiaco subsidiaries, increased by $63,926 or 33% for the three months ended June 30, 2004. The increase was mainly attributable to higher expenses incurred for public relation services, maintenance expenses and higher rental expenses.

INTEREST EXPENSE

Interest expense increased by $3,337 or 106% to $6,475 for three months ended June 30, 2004 as compared to $3,138 for the three months ended June 30, 2003. Interest expense for the three months ended June 30, 2004, included $3,100 related to a $500,000 convertible term note issued on June 4, 2004, and accounted for approximately 48% of total interest expense for the three months ended June 30, 2004.

GAIN ON DISPOSAL OF ASSETS, RELATED PARTY

Gain on disposal of assets, related party, for the three months ended June 30, 2004 and 2003 included recognition of a previously deferred gain of $100,000 and $14,474, respectively, related to a similar amount the Company received from its long-term receivable, related party. The receivable balance and total deferred gain was $555,000, respectively, as of December 31, 2003. This amount arose in the year ended December 31, 1998 when the Company sold assets used in the operations of a subsidiary to a related company. Due to the uncertainty of collection of the related receivable, the related gain on the sale of the assets was deferred and is to be recognized only after all costs have been recovered and as payments are received. During the year ended December 31, 2002, payments received by the Company exceeded all remaining costs. As a result of cash payment received, the Company's long-term receivable, related party and deferred gain balances were reduced to $347,742 respectively, as of June 30, 2004.

NET INCOME

The Company recorded net income of $236,115 for the three months ended June 30, 2004, as compared to net income of $223,010 for the three months ended June 30, 2003. Net income for the three months ended June 30, 2004 and 2003 included recognition of a deferred gain of $100,000 and $14,474, respectively. Excluding these non-recurring transactions, the recorded net income would have been $136,115 and $208,536, respectively, for the three-month periods ended June 30, 2004 and 2003.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2004 TO THE SIX MONTHS ENDED JUNE 30, 2003

REVENUES

Revenues for the six months ended June 30, 2004 totaled $9,633,447 compared to $7,467,395 for the six months ended June 30, 2003, an increase of $2,166,052 or 29%. The increase in net sales in the six months ended June 30, 2004 as compared to 2003 was mainly due to an increase in fees earned from the production of multimedia programs and revenue received for project consulting services. The increase was also due to income of $814,475 received from a related party for project consulting fees, pursuant to a consulting contract entered into on November 5, 2002. For the six months ended June 30, 2004, two customers, respectively, accounted for 43% and 44% of total revenue. For the six months ended June 30, 2003, two customers, respectively, accounted for 41% and 54% of total revenue.

GROSS PROFIT

Gross profit increased to $1,005,253 for the six months ended June 30, 2004, compared to $728,704 for the six months ended June 30, 2003, an increase of $276,549 or 38%. The increase in gross profit was due to a higher consulting revenue, which has a higher margin than production work, in 2004. Cost of revenue increased by $1,889,503 or 28%, to $8,628,194 in 2004 from $6,738,691 in
2003. This increase was a result of the Company requiring additional external resources in order to fulfill the higher demand for the Company's services. The outsourcing of content production work enabled the Company to develop a team of contractors that will assist the Company in producing multimedia content and applications that are crucial to its future business operation.

Sales and marketing expenses

Sales and marketing expenses decreased by $7,434, or 48%, to $8,018 for the six months ended June 30, 2004 from $15,452 for the six months ended June 30, 2003. The decrease was primarily due to lower marketing expenses incurred to promote the Company's business of developing and producing multimedia programs and provision of design and consulting services for interactive website development.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $726,506 for the six months ended June 30, 2004 compared to $401,203 for the six months ended June 30, 2003, a increase of $325,303 or 81%. Included in general and administrative expenses for 2004 was expenses of $227,801 incurred by the Asiaco subsidiaries. Excluding expenses incurred by the Asiaco subsidiaries, general and administrative expenses for 2004 would have been $498,705. General and administrative expenses, excluding the Asiaco subsidiaries, increased by $97,502 or 24% for the six months ended June 30, 2004. The increase was attributable to an increase in public relation services, maintenance expenses, rental expenses, professional fees and higher management fees payable to a company in which Mr. Patrick Lim, the Chairman and Chief Executive Officer of the Company, has a financial interest. The management fee was charged on the basis of time spent for the administration and management services provided to the Company. Management fees incurred to a related party were increased to $7,105 per month for the six months ended June 30, 2004.

INTEREST EXPENSE

Interest expense increased by $3,659 or 56% to $10,154 for six months ended June 30, 2004 as compared to $6,495 for the six months ended June 30, 2003. Interest expense for the six months ended June 30, 2004, included $3,100 related to a $500,000 convertible term note issued on June 4, 2004, and accounted for approximately 31% of total interest expense for the six months ended June 30, 2004.

GAIN ON DISPOSAL OF ASSETS, RELATED PARTY

Other income for the six months ended June 30, 2004 included recognition of a previously deferred gain of $207,258 related to a similar amount the Company received from its long-term receivable, related party. The receivable balance and total deferred gain was $555,000, respectively, as of December 31, 2003. This amount arose in the year ended December 31, 1998 when the Company sold assets used in the operations of a subsidiary to a related company. Due to the uncertainty of collection of the related receivable, the related gain on the sale of the assets was deferred and is to be recognized only after all costs have been recovered and as payments are received. During the year ended December 31, 2002, payments received by the Company exceeded all remaining costs. As a result the Company's long-term receivable, related party and deferred gain balances were reduced to $347,742 respectively, as of June 30, 2004.

NET INCOME

The Company recorded net income of $399,415 for the six months ended June 30, 2004 compared to a net income of $280,230 for the six months ended June 30, 2003. Net income for the six-month period ended June 30, 2004 and 2003 included recognition of a deferred gain of $207,258 and $19,737, respectively. Excluding these non-recurring transactions, the recorded net income would have been $192,157 and $260,493, respectively, for the six-month periods ended June 30, 2004 and 2003.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2004, the Company had cash of $72,301, and restricted cash of $6,500,000 from the sale of securities to Laurus Master Fund, Ltd ("Laurus"), a Cayman Islands corporation.

On June 7, 2004, the Company entered into agreements with Laurus to secure a $7.0 million funding through private placement of securities consisting of a convertible term note, convertible preferred stock issued by a subsidiary corporation, SDA America, Inc., and warrants to purchase common stock of the Company. The Company has secured from Laurus:

a) $500,000 funding through the sale of a Convertible Term Note (the "Note") in the principal amount of $500,000, which is convertible into shares of the Company's common stock at a fixed conversion price of $0.20 per share and warrants to purchase up to 300,000 shares of the Company's common stock. The term note has a three-year term and a coupon at a rate per annum equivalent to the "prime rate" published in The Wall Street Journal from time to time plus 2%, subject to a floor of 6% per annum. The monthly interest will be adjusted downward based on a minimum increase of 25 percent of the price of the common stock above the conversion price. The warrants have a seven-year term and an exercise price of $0.40 per share for the first 100,000 shares, $0.43 per share for the second 100,000 shares and $0.47 per share for the third 100,000 shares.

b) $6,500,000 funding through the sale of 6,500,000 shares of Series A Convertible Preferred Stock (the "Series A Preferred") of the Company's wholly owned subsidiary, SDA America, Inc. ("SDAA"), at a price of $1.00 per share, which is convertible into shares of the Company's common stock and warrants to purchase up to 3,000,000 shares of the Company's common stock. The Series A Preferred is entitled to cumulative preferential dividends at a rate per annum equivalent to the "prime rate" published in The Wall Street Journal from time to time plus 2%, subject to a floor of 6% per annum. The warrants have a seven-year term and an exercise price of $0.40 per share for the first 1,000,000 shares, $0.43 per share for the second 1,000,000 shares and $0.47 per share for the third 1,000,000 shares.

Pursuant to the Securities Purchase Agreement between Laurus and the Company and a restricted account agreement entered into by the Company, Laurus and a US bank, the $6,500,000 investment was deposited into a restricted account as security for the performance of the Company and its subsidiaries' obligations to the Laurus. The proceeds, which are restricted to making acquisitions of other companies that meet agreed to criteria for sales, profitability and accounting standards, may be released from the restricted account following the receipt of confirmation from the Securities Exchange Commission ("SEC") that an effective registration statement under the Securities Act of 1933 with respect to such investment has been declared effective and the preferred stock is converted into the common stock of the Company pursuant to the relevant transaction documents.

For the six months ended June 30, 2004, all operations were funded from internally generated funds and working capital advanced by Mr. Lim, the Company's principal shareholder, Chief Executive Officer ("CEO"), Chairman and Director. As of June 30, 2004, the Company owed Mr. Lim $9,361. Additionally, as of June 30, 2004, the Company owed an affiliated Company, in which Mr. Lim has a financial interest, $43,213 for short-term cash advances made to a subsidiary of the Company for working capital purposes from time to time and for management fees. These amounts are unsecured, bear no interest and have no fixed terms of repayment.

Cash used in operating activities of $157,283 for the six months ended June 30, 2004 was mainly attributable to higher general and administrative expenses.

Net cash used in investing activities of $571 was mainly due to purchase of equipment.

Net cash used in financing activities of $14,764 was primarily due to costs incurred in connection with the debt and securities issued to Laurus.

In addition to internally generated funds and financial support from a director and major shareholder, the Company may seek to raise additional funds from equity or debt financing for its future working capital requirements. As of June 30, 2004, the Company has furniture and equipment of approximately $1.3 million for the roll out of its portal, build-out of VISIONET and implementation of its business plan. The Company estimates that it would require additional capital expenditures of up to $2.0 million to implement its business plan to become a total system solution provider involved in application development, network operation, delivery of value added applications and services; and sale of its EyStar SmartHome Console. The Company has also committed to an initial purchase of software and hardware valued at $50,000 in conjunction with its announced strategic collaboration with Aptilo Networks, Sweden.

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

On July 7, 2004 the Company, announced teaming agreements with two unaffiliated entities, to collectively pursue projects to enable the search and match of DNA data for newborns and registered criminals for use primarily by the Government of Malaysia. The project may be developed by a joint venture company led by the Company. The project may be financed by internally generated funds. Additional financing in the form of a grant may be sought from the Multimedia Development Corporation, a Malaysian Corporation charged with the responsibility of implementing the Multimedia Super Corridor (MSC), a Malaysian initiative for the global information and communication technology (ICT) industry.

On July 21, 2004, the Company announced that it has signed a letter of intent to buy a 56% equity stake in Gallant IT Holdings (M) Sdn Bhd (Gallant), a leading Malaysian provider of information technology products and services for $658,000 (RM2.5 million).

The Company will continuously evaluate its financing requirements and may decide to consider alternative modes of financing.

Contractual Obligations:

                                                                           Payment due by period
                                                                      ---------------------------------
                                                                    Less than
                                                   Total             1 year            1 - 5 years
                                            --------------     ---------------    ------------------
Capital lease obligations                   $      144,200     $        63,092    $           81,108
Convertible term note obligations           $      452,100     $       106,596    $          345,504
Operating lease commitments                 $      113,900     $        44,000    $           69,900


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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     On May 25, 2004, the Company executed a share exchange agreement with its Chairman and Chief Executive Officer, Mr. Patrick Lim, whereby Mr. Lim surrendered 8,000,000 shares of the Company's common stock in exchange for 100,000 shares of the Company's newly created Series A Voting Convertible Preferred Stock, which is convertible into shares of common stocks at a fixed ratio of 80 shares of common stocks for 1 share of preferred stock. The 8,000,000 shares were returned to treasury and are available for re-issuance at a future date. The preferred stock is entitled to cumulative dividends at $2.20 per annum, payable in common stock at $.28 per share. Each share of the Series A preferred is entitled to voting rights equivalent to 80 shares of common stock. The Series A preferred is subject to mandatory conversion 10 years after its issuance.

     On June 4, 2004, the Company issued a Convertible Term Note to Laurus Master Fund Ltd. ("Laurus) in the principal amount of $500,000, which is convertible into shares of the Company's common stock at a fixed conversion price of $0.20 per share and warrants to purchase up to 300,000 shares of the Company's common stock. The term note has a three-year term and a coupon at a rate per annum equivalent to the "prime rate" published in The Wall Street Journal from time to time plus 2%, subject to a floor of 6% per annum. The monthly interest will be adjusted downward based on a minimum increase of 25 percent of the price of the common stock above the conversion price. The warrants have a seven-year term and an exercise price of $0.40 per share for the first 100,000 shares, $0.43 per share for the second 100,000 shares and $0.47 per share for the third 100,000 shares. $326,000 of the proceeds were used for payment of expenses relating to issuance of the term notes and convertible preferred stocks to secure an additional $6.5 million financing from the Laurus. The balance of the proceeds was used as the Company's working capital.

     On June 4, 2004, the Company's wholly owned subsidiary, SDA America, Inc. issued 6,500,000 shares of Series A Convertible Preferred Stock (the "Series A Preferred") to Laurus at a price of $1.00 per share, which is convertible into shares of the Company's common stock at a fixed conversion price and warrants to purchase up to 3,000,000 shares of the Company's common stock. The Series A Preferred is entitled to cumulative preferential dividends at a rate per annum equivalent to the "prime rate" published in The Wall Street Journal from time to time plus 2%, subject to a floor of 6% per annum. The warrants have a seven-year term and an exercise price of $0.40 per share for the first 1,000,000 shares, $0.43 per share for the second 1,000,000 shares and $0.47 per share for the third 1,000,000 shares.Pursuant to the Securities Purchase Agreement between the Master Fund and the Company and a restricted account agreement entered into by the Company, the Master Fund and a US bank, the $6,500,000 investment was deposited into a restricted account as security for the performance of the Company and its subsidiaries' obligations to the Master Fund. The proceeds are restricted until the receipt of confirmation from the Securities and Exchange Commission ("SEC") that an effective registration statement under the Securities Act of 1933 with respect to such investment has been declared effective. At that time the preferred stock is convertible, subject to certain conditions, into common stock of the Company at the option of the Master Fund. Additionally, at that date, the Company and the Master Fund can agree to use the restricted cash to make acquisitions of companies that meet agreed-upon criteria for sales, profitability and accounting standards.

     On June 4, 2004, the Company issued 181,632 shares of common stock at $0.245 per share for a total consideration of $44,500; as partial payment for fees of $133,500 for services rendered in connection with the Company's Securities Purchase Agreement with a Master Fund.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

     10.1 Agreement, dated as of August 11, 2004, between Secured Digital Applications Inc. and Laurus Master Fund, Ltd.

     10.2 Amendment No. 1 to Certificate of Designation of SDA America, Inc. dated as of August 11, 2004

     10.3 Amendment No. 1 to Registration Rights Agreement, dated as of August 11, 2004, by and between Secured Digital Applications Inc. and Laurus Master Fund Ltd.

     10.4 Amendment No. 1 to Secured Convertible Term Note, dated as of August 11, 2004, by and between Secured Digital Applications Inc. and Laurus Master Fund, Ltd.

     10.5 Amendment No. 1 to Securities Purchase Agreement, dated as of August 19, 2004 by and between Secured Digital Applications Inc. and Laurus Master Fund, Ltd.

     10.6 Amended Restricted Account side letter, dated as of August 19, 2004 by and between SDA America Inc. and Laurus Master Fund Ltd.

     31.1 Certification by Chief Executive Officer pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934

     31.2 Certification by Chief Financial Officer pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934

     32.1 Certification by Chief Executive Officer pursuant to 18 U.S.C. 1350

     32.2 Certification by Chief Financial Officer pursuant to 18 U.S.C. 1350

     (b)  Reports on Form 8-K:

     The Company  filed a Current  Report on Form 8-K for an event  specified in
     Item 12 of such report on April 15, 2004.

     The Company filed a Current Report on Form 8-K for an event specified in Items 5 and 7 of such report on April 15, 2004.

     The Company  filed a Current  Report on Form 8-K for an event  specified in
     Item 12 of such report on May 17, 2004.


     The Company filed a Current Report on Form 8-K for an event specified in Items 5 and 7 of such report on June 8, 2004.

                                   SIGNATURES

     In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              SECURED DIGITAL APPLICATIONS, INC.
                                                         (Registrant)



DATE: AUGUST 19, 2004                         BY: /s/ Patrick Soon-Hock Lim
                                                  -------------------------
                                              Patrick Soon-Hock Lim
                                              Chairman & Chief Executive Officer



DATE: AUGUST 19, 2004                         BY: /s/ Chee Hong Leong
                                                  ------------------------------
                                                  Chee Hong Leong
                                                  Chief Financial Officer
                                                  (Principal Financial Officer
                                                  and Principal Accounting
                                                  Officer)