Form 10QSB
period 2004-09-30
SECURED DIGITAL APPLICATIONS INC
filed 2004-11-17
CIK 940516

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004 OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER: 0-25658

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

                                       N/A
              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                          IF CHANGED SINCE LAST REPORT)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


  Class                        Number of shares outstanding at November 16, 2004
  -----                        -------------------------------------------------
Common stock, $.00001
 par value                                        93,751,417

FORM 10-QSB
3RD QUARTER
                                      INDEX
                                                                                                        Page
PART I  -  FINANCIAL INFORMATION

         ITEM 1. FINANCIAL STATEMENTS

         Condensed consolidated balance sheet as at September 30, 2004 (Unaudited)                        3

         Condensed consolidated statements of operations for
         the three-month and nine-month periods ended September 30, 2004 and
         September 30, 2003 (Unaudited)                                                                   5

         Condensed consolidated statements of cash flows for the nine-month
         periods ended September 30, 2004 and September 30, 2003 (Unaudited)                              6

         Notes to condensed consolidated financial statements (Unaudited)                               8 - 23

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION                          24 - 43

         ITEM 3. CONTROLS AND PROCEDURES                                                                 43

PART II - OTHER INFORMATION

         ITEM 1. LEGAL PROCEEDINGS                                                                       44

         ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS                             44

         ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                                         44

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                     45

         ITEM 5. OTHER INFORMATION                                                                       45

         ITEM 6. EXHIBITS                                                                                45

         SIGNATURES                                                                                      46

SAFE HARBOR STATEMENT

This Form 10-QSB and other reports filed by the Company from time to time with the Securities and Exchange Commission, as well as the Company's press releases, contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company's management, as well as estimates and assumptions made by the Company's management. The Company is including this cautionary statement in this Form 10-QSB to make applicable and to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by or on behalf of us. Forward-looking statements can be identified by the use of forward-looking terminology such as "believes", "may", "should", "anticipates", "estimates", "expects", "future", "intends", "hopes" or "plans" or the negative thereof. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause actual results of the Company to vary materially from historical results or from any future results expressed or implied in such forward-looking statements. Such factors include, among others, the following: the revocation of the Company's license, the inability to successfully implement its business plans, the cancellation or postponement of contracts that the Company has entered into in connection with its business, the inability to obtain services provided by other communications companies, the inability of the Company to raise capital on a timely basis, the inability of the Company to meet certain covenants contained in its financing agreements, existing and future government regulations, the failure to retain qualified personnel, competitive pressures and potentially adverse tax and cash flow consequences resulting from operating in multiple countries with different laws and regulations, the inability to maintain profitability in the future and the general economic and business conditions in Malaysia, the United States and other countries, primarily in Asia, in which the Company does or seeks to do business. The Company does not undertake to update, revise or correct any forward-looking statements.

PART I -  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2004
                                   (Unaudited)


                                     ASSETS

Current assets:
     Cash                                                                                        $          360,643
     Cash, restricted                                                                                     6,280,311
     Accounts receivable, less allowance for doubtful accounts of $375,000                                3,933,168
     Accounts receivable, related parties                                                                   273,684
     Other accounts receivable                                                                               63,670
     Prepaid expenses and other assets                                                                       78,487
     Inventories                                                                                            633,935
     Investment held for sale                                                                                23,158
                                                                                                    ---------------
              Total current assets                                                                       11,647,056
Furniture and equipment, net                                                                              1,372,647
Goodwill                                                                                                    991,920
Investment in associate companies                                                                               108
Long-term receivables, related parties                                                                      329,321
Debt issuance costs                                                                                          26,381
                                                                                                    ---------------
                                                                                                 $       14,367,433
                                                                                                    ===============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Bank overdraft and borrowings                                                               $          468,658
     Current portion of capital lease obligations                                                            59,077
     Current portion of convertible term note                                                               135,507
     Current portion of term loan                                                                            50,000
     Accounts payable                                                                                     1,538,215
     Accrued expenses                                                                                       164,421
     Amount due to an affiliated company                                                                    102,732
     Amount due to a director                                                                                18,650
     Income tax provision                                                                                    75,094
     Preferred dividend provision                                                                           205,416
                                                                                                    ---------------
              Total current liabilities                                                                   2,817,770
Capital lease obligations, net of current portion                                                            69,233
Convertible term note, net of current portion                                                               310,831
Term loan, net of current portion                                                                           149,070
Deferred gain                                                                                               329,321
                                                                                                    ---------------
              Total liabilities                                                                           3,676,225
                                                                                                    ---------------




                                   (continued)

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                         SEPTEMBER 30, 2004 (CONTINUED)
                                   (Unaudited)




Minority interest                                                                                           716,685

Commitments and contingencies

Shareholders' equity:
     Series A convertible preferred stock, $0.10 par value;
       1,000,000 shares authorized; 100,000 shares issued and outstanding                                    10,000
     Series A convertible preferred stock of subsidiary, $0.01 par value;
       6,500,000 shares authorized; 6,000,000 shares issued and outstanding, net                          5,635,167
     Common stock, $.00001 par value; 350,000,000 shares authorized;
       102,371,129 shares issued                                                                                943
     Additional paid-in capital                                                                           3,803,907
     Treasury stock, 9,030,000 shares at cost                                                               (43,875)
     Options                                                                                                 77,094
     Deferred compensation                                                                                  (20,539)
     Warrants                                                                                               492,313
     Preferred stock dividends declared                                                                    (213,954)
     Retained earnings                                                                                      176,898
     Accumulated other comprehensive income                                                                  56,569
                                                                                                    ---------------
              Total shareholders' equity                                                                  9,974,523
                                                                                                    ---------------
                                                                                                 $       14,367,433
                                                                                                    ===============

      See accompanying notes to condensed consolidated financial statements

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                                                   Three months ended              Nine months ended
                                                                      September 30,                  September 30,
                                                                   2004           2003           2004            2003
                                                                  ------         -------        ------          -------
Revenues:
     Related parties                                            $   379,210    $   542,500     $ 1,193,685    $   932,526
     Others                                                       5,127,319      3,740,899      13,946,291     10,818,268
                                                                -----------    -----------     -----------    -----------
                                                                  5,506,529      4,283,399      15,139,976     11,750,794

Cost of revenues                                                  4,856,148      3,615,842      13,484,342     10,354,533
                                                                -----------    -----------     -----------    -----------
Gross profit                                                        650,381        667,557       1,655,634      1,396,261
                                                                -----------    -----------     -----------    -----------
Operating expenses:
     Sales and marketing                                             17,266          3,835          25,284         19,287
     General and administrative:
       Related parties                                               21,315         15,000          63,947         45,000
       Others                                                       474,015        190,894       1,157,889        562,097
                                                                -----------    -----------       -----------  -----------
Total operating expenses                                            512,596        209,729       1,247,120        626,384
                                                                -----------    -----------     -----------    -----------
Income from operations                                              137,785        457,828         408,514        769,877
                                                                -----------    -----------     -----------    -----------
Other income (expense):
     Interest expense                                               (15,897)        (2,919)        (26,051)        (9,414)
     Interest income                                                  8,469             --           8,469             --
     Gain on disposal of assets, related party                       18,421         28,420         225,679         48,157
     Other income                                                       475             --           5,781             --
     Share of associate companies' losses                           (13,553)            --         (20,132)            --
                                                                -----------    -----------     -----------    -----------
                                                                     (2,085)        25,501         193,746         38,743
                                                                -----------    -----------     -----------    -----------

Income before income tax and minority interest                      135,700        483,329         602,260        808,620
Income tax                                                          (16,579)       --              (49,474)       --
                                                                -----------    -----------     -----------    -----------
Income before minority interest                                     119,121        483,329         552,786        808,620
Minority interest                                                   (23,409)       (70,767)        (57,659)      (115,828)
                                                                -----------    -----------     -----------    -----------
Net income                                                           95,712        412,562         495,127        692,792
Preferred stock dividend                                           (158,788)            --        (213,954)            --
                                                                -----------    -----------     -----------    -----------
Net (loss) income applicable to common shareholders             $   (63,076)   $   412,562     $   281,173    $   692,792
                                                                ===========    ===========     ===========    ===========

Net (loss) income per common share:
     Basic and diluted                                          $         *    $         *     $         *    $         *
                                                                ===========    ===========     ===========    ===========
Weighted average shares outstanding:
     Basic                                                       91,147,968     97,749,551      94,581,079     98,104,372
                                                                ===========    ===========     ===========    ===========
     Diluted                                                     91,147,968     97,845,122      95,189,163     98,108,613
                                                                ===========    ===========     ===========    ===========

* Less than $.01 per share


      See accompanying notes to condensed consolidated financial statements

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                             Nine Months Ended
                                                                                              September 30,
                                                                                           2004                 2003
                                                                                         --------             --------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net cash (used in) provided by operating activities                            $        (434,568)    $       463,353
                                                                                    -----------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from disposal of equipment                                                       25,991                 495
     Purchase of equipment                                                                    (20,173)             (1,127)
     Net cash received on acquisition of business                                                  83                  --

                                                                                    -----------------     ---------------
       Net cash provided by (used in) investing activities                                      5,901                (632)
                                                                                    -----------------     ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of convertible term note, net                                     470,323                  --
     Repayment of convertible term note                                                        (5,762)                 --
     Payment of expenses in connection with
       subsidiary preferred stock issuance                                                   (296,323)                 --
     Proceeds from exercise of stock options                                                   12,000               2,805
     Proceeds from issuance of shares of common stock                                         500,000              50,000
     Payment for reacquisition of shares of common stock                                           --             (52,298)
     Net repayment of advances from affiliated company                                        (45,593)            (76,246)
     Net repayment of advances to a director                                                  (37,906)           (198,488)
     Payment of obligation under capital leases                                               (52,348)            (17,424)
                                                                                    -----------------     ---------------
           Net cash provided by (used in) financing activities                                544,391            (291,651)
                                                                                    -----------------     ---------------

Net increase in cash                                                                          115,724             171,070
Cash, beginning of period                                                                     244,919              10,077
                                                                                    -----------------     ---------------
Cash, end of period                                                                 $         360,643     $       181,147
                                                                                    =================     ===============

Supplemental disclosure of non-cash financing activities:

Preferred stock (Note 9)
   Restricted cash received in exchange for preferred stock
   of subsidiary                                                                    $       6,500,000     $            --
                                                                                    =================     ===============
Issuance of common stock for services rendered by consultant
   with regard to equity transaction                                                $         133,500     $            --
                                                                                    =================     ===============
Payments on accounts receivable made directly by customers to an
   affiliated company for amounts the Company owed it.                              $              --     $        35,263
                                                                                    =================     ===============

                                  (continued)

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (Unaudited)


BUSINESS ACQUISITION (Note 3):

Acquisition of subsidiary in February 2004:

Net assets acquired:
   Property, furniture and equipment                                                  $        10,728
   Inventories                                                                                 85,885
   Accounts receivable                                                                         87,345
   Cash                                                                                         3,583
   Accounts payable                                                                           (59,076)
   Capital lease obligation                                                                    (8,138)
                                                                                      ---------------
                                                                                              120,327
Less: Minority interests                                                                      (46,192)
      Cash acquired                                                                            (3,583)
                                                                                      ---------------
Net cash payable for acquisition of subsidiary                                        $        70,552
                                                                                      ===============


Acquisition of subsidiary in September 2004:

Net assets acquired:
   Property, furniture and equipment                                                  $       115,300
   Inventories                                                                                553,586
   Accounts receivable                                                                        220,239
   Cash, restricted                                                                           271,866
   Cash                                                                                        26,397
   Bank overdraft and borrowings                                                             (468,658)
   Accounts payable                                                                          (854,132)
   Term loan                                                                                 (199,070)
   Goodwill                                                                                   520,770
                                                                                      ---------------
                                                                                              186,298
Less: Minority interests                                                                     (159,984)
      Cash acquired                                                                           (26,397)
                                                                                      ---------------
Net cash received on acquisition of subsidiary                                        $           (83)
                                                                                      ===============


      See accompanying notes to condensed consolidated financial statements

                       SECURED DIGITAL APPLICATIONS, INC.
          NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Secured Digital Applications, Inc. (the "Company") include the accounts of Secured Digital Applications, Inc. and its following subsidiaries:

1.   EyStar  Media Inc.  ("EMI"),  a Delaware  corporation  wholly-owned  by the
     Company;
2.   SDA America,  Inc.  ("SDAA"),  a Delaware  corporation  wholly-owned by the
     Company;
3. Secured Digital Applications (M) Sdn Bhd ("SDAM") (f/k/a Animated Electronic Industries Sdn Bhd), Amour Multi Systems Sdn Bhd ("AMS") (f/k/a Asiaco Multi Corporation Sdn Bhd) and Secured Shipping Sdn Bhd ("SS"), all Malaysian corporations wholly-owned by the Company;
4. Perwimas Telecommunications Sdn Bhd ("PTSB"), SDAM's 86% owned Malaysian subsidiary;
5.   Temasya Wira Sdn Bhd ("TW"), SDAM's 60% owned Malaysian subsidiary;
6. Asiaco Material Handling (East Coast) Sdn Bhd ("AEC"), AMS's 80% owned Malaysian subsidiary;
7.   Asiaco Logistic Sdn Bhd ("ALG"), AMS's 67% owned Malaysian subsidiary;
8.   Asiaco Services Sdn Bhd ("ASS"), AMS's 60% owned Malaysian subsidiary;
9. Asiaco Taiping Sdn Bhd ("ATG"), AMS's 62% owned Malaysian subsidiary, from the date of acquisition on February 9, 2004;
10. Digital Image ID Sdn Bhd ("DID") (f/k/a Vista Positive Sdn Bhd), SDAM's wholly-owned subsidiary, from the date of incorporation on February 17, 2004;
11. Gallant Service Centre (M) Sdn Bhd ("GSC"), SDAM's wholly-owned subsidiary, from the date of acquisition on September 29, 2004;
12. Gallant IT Holdings Sdn Bhd ("GIH"), GSC's 55% owned subsidiary, from the date of acquisition on September 29, 2004; and
13. Gallant Zone (M) Sdn Bhd ("GZ"), Gallant IT Distribution (M) Sdn Bhd ("GID") and Gallant Focus (M) Sdn Bhd ("GF"), all wholly-owned subsidiaries of GIH from the date of acquisition on September 29, 2004 and, including GIH, such subsidiaries may sometimes collectively be referred to as the "Gallant group" of companies.

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

NET INCOME PER COMMON SHARE

Basic net income per share is calculated by dividing net income applicable to common shareholders by the weighted average number of common shares outstanding for the three-month and nine-month periods ended September 30, 2004 and 2003. Diluted income per share is computed using the weighted average number of shares determined for the basic computations plus the number of shares of common stock that would be issued assuming all contingently issuable shares having a dilutive effect on earnings per share were outstanding for the period. The calculation of basic and diluted income per share is as follows (in thousands, except per-share amounts):

                                                            Three Months Ended                  Nine Months Ended
                                                      September 30,     September 30,    September 30,     September 30,
                                                          2004              2003              2004             2003

Net income                                                     $   96           $   413        $     495         $     693

Preferred stock dividends                                        (159)               --             (214)               --

                                                    ------------------ ---------------- ----------------- ----------------
Net (loss) income available to common shareholders             $  (63)          $   413        $     281         $     693
                                                    ================== ================ ================= ================

Weighted average shares outstanding - basic                    91,148            97,750           94,581            98,104
                                                    ================== ================ ================= ================

Net (loss) income per share - basic                            $    *           $     *        $       *         $       *
                                                    ================== ================ ================= ================


*  less than $.01 per share



                                                            Three Months Ended                  Nine Months Ended
                                                        September 30,    September 30,    September 30,     September 30,
                                                           2004              2003              2004             2003


Weighted average shares outstanding - basic                    91,148           97,750            94,581           98,104
Common stock issuable to consultant                                --               95               436                5
Dilutive stock options and warrants                                --               --               172               --

                                                    ------------------ ---------------- ----------------- ----------------
Weighted average shares outstanding - diluted                  91,148           97,845            95,189           98,109
                                                    ================== ================ ================= ================

Net (loss) income per share -diluted                               $*               $*                $*               $*
                                                    ================== ================ ================= ================

* Less than $.01 per share

GOODWILL

Goodwill, arising from the purchase of PTSB and the Gallant group of companies, represents the purchase price paid and liabilities assumed in excess of the fair market value of tangible assets acquired. The Company performed a goodwill impairment test in the fourth quarter of 2003 on goodwill arising from the purchase of PTSB and determined that there was no goodwill impairment as of that test date. A goodwill impairment test will be performed annually in the fourth quarter or upon significant changes in the Company's business environment.

INVENTORIES

Inventories, which are comprised of peripherals for surveillance and wireless communication, material handling equipment and related spare parts and accessories, and information technology hardware, software and accessories, are stated at the lower of cost or net realizable value. Cost is determined on a first-in-first-out basis.

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

For the three-month and nine-month periods ended September 30, 2004, the Company made a provision of $16,579 and $49,474, respectively, net of the benefit of any available net operating losses, for income tax payable on its operations in
Malaysia. There was no provision for income taxes for the three-month and nine-month periods ended September 30, 2003, as net income was offset by a net operating loss carry forward. At December 31, 2003, the Company had approximately $2.6 million of net operating loss carry forwards, of which $1.1 million relates to the Company's activities in Malaysia and $1.5 million relates to the Company's activities in the United States. The Malaysian net operating loss carry forward, which cannot be transferred between subsidiaries, can be carried forward indefinitely while the Untied States net operating loss carry forward expires through the year 2023. The United States net operating loss carry forward may be subject to annual limitations based on ownership changes in the Company's common stock as provided by in Section 382 of the Internal Revenue Code.

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

On September 16, 2002, the Company granted options to purchase 300,000 shares of the Company's common stock at $0.12 per share to a consultant for services to be provided to the Company. These options are exercisable through September 2007, contingent upon continuous service by the consultant through specified dates. 100,000 of the options, which vested March 15, 2003, were valued at $0.044 per share, 100,000 of the options, which vested May 15, 2003, were valued at $0.048 per share, and 100,000 of the options, which vested September 15, 2003, were valued at $0.056 per share, based upon the Black-Scholes option-pricing model, resulting in recognition of compensation expense of $8,500 during the nine-month period ended September 30, 2003. 100,000 of the options were exercised on July 2, 2004 for a cash consideration of $12,000.

On August 1, 2004, the Company granted options to purchase an aggregate of 300,000 shares of the Company's common stock at $0.30 per share to a consultant for services to be provided to the Company. These options are exercisable through July 2009, contingent upon continuous service by the consultant through specified dates. 100,000 options that vest on January 31, 2005 are valued at $0.064 per share, 100,000 options that vest on April 30, 2005 and the remaining 100,000 options that vest on July 31, 2005 are valued at $0.101 per share based upon the Black-Scholes option-pricing model, resulting in recognition of compensation expense of $6,000 during the nine-month period ended September 30, 2004.

On August 3, 2004, the Company granted certain officers, directors and employees of the Company options to purchase up to an aggregate of 2,000,000 shares of the Company's common stock at $0.20 per share. The options are exercisable through August 2009, contingent upon continuous service by the officers/directors/employees through specified dates. 500,000 options are exercisable on October 3, 2004, 200,000 options are exercisable on February 3, 2005, 500,000 options are exercisable on August 3, 2005, and the remaining 800,000 options are exercisable in equal numbers on each of February 3, 2006, 2007, 2008 and 2009, respectively. In addition, on August 3, 2004 the Company granted options to purchase 100,000 shares of the Company's common stock at $0.12 per share to an independent director as compensation for serving on the Company's Board of Directors. These options are exercisable with immediate effect through August 2009. For the nine months ended September 30, 2004, the Company valued the foregoing 2,100,000 options at $40,094 based on the intrinsic value method as permitted under APB25 and recognized compensation expense of $40,094.

If the Company had accounted for the foregoing 2,100,000 options issued to employees and officers in accordance with FASB statement No. 148, the Company's net (loss) income and net (loss) income per share would be approximately as follows:


                                                                THREE MONTHS ENDED         NINE MONTHS ENDED
                                                              September 30 September 30 September 30 September 30
                                                                 2004          2003        2004          2003
                                                              ------------ ------------ ------------ ------------
Net (loss) income                                             $   ( 63,076)$    412,562 $    281,173 $    692,792
Add:  Stock-based employee compensation expense                     40,094           --       40,094           --
      included in reported net income, net of related tax
Less: Total stock-based employee compensation expense              (76,1OO)          --      (76,100)          --
      determined under fair value based method for all
      awards, net of related tax effects
                                                              ------------ ------------ ------------ ------------
Pro forma net (loss) income                                   $    (99,082)$    412,562 $    245,167 $    692,792
                                                              ============ ============ ============ ============
Income (loss) per share:
 Basic and diluted - as reported                              $          * $          * $          * $          *
 Basic and diluted - pro forma                                $          * $          * $          * $          *
                                                              ============ ============ ============ ============
* Less than $.01 per share

The value of the options issued during the three and nine months ended September 30, 2004 is calculated using the Black-Scholes methodology as prescribed by SFAS No. 148. The Company utilized an expected dividend yield of 0, expected stock price volatility ranging from 115% to 163%, risk free interest rate ranging from 2% to 4%, and expected life of the option ranging from 3 months to 4.5 years.

The Company did not issue any options to employees and officers during the three and nine months ended September 30, 2003.

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


3.   BUSINESS ACQUISITION

On November 17, 2003, SDAM signed an asset purchase agreement with Asiaco Material Handling Sdn Bhd ("AMH"), a Malaysian company, to purchase, through AMS, the business assets and selected liabilities of AMH and seven companies in the Asiaco group. The definitive agreement also provides for AMS to purchase a majority equity interest in the remaining sixteen companies in the Asiaco group from AMH's majority shareholder. Pursuant to this agreement, the Company acquired a majority equity interest in three Malaysian companies on December 9, 2003: 80% in Asiaco Material Handling (East Coast) ("AEC"), 67% in Asiaco Logistic ("ALG") and 60% in Asiaco Services ("ASS") for a total consideration of $193,911. On February 9, 2004, the Company acquired a 62% equity interest in
Asiaco Taiping ("ATG") for a provisional consideration of $74,135. These acquisitions have been accounted for as purchases. The total consideration is to be satisfied by issuance of AMS's common stock to the owner upon full completion of the asset purchase agreements between the Company and AMH. Through September 30, 2004, the Company had paid a total of $263,158 to AMH as advances for the incorporation of AMS and for the purchase of equity in four subsidiaries as well as two associate companies: 46% in Asiaco Transport and 33% in Asiaco Engineering. These advances will be deducted from the final purchase price to be determined by SDAM when it has completed its verification of the net asset value of AMH and its subsidiaries. The purchase price for the entire acquisition is expected to be approximately $1.8 million and shall be determined after completion of the financial due diligence. As a result of these acquisitions the Company entered into the equipment material handling business.

The following table summarizes the estimated aggregated fair values of the assets acquired and the liabilities assumed from ATG at February 9, 2004, the date of the acquisition. The allocation of the purchase prices is subject to refinement.

Property, furniture and equipment              $       10,728
Inventories                                            85,885
Accounts receivable                                    87,345
Cash                                                    3,583
Accounts payable                                      (59,076)
Capital lease obligation                               (8,138)
Minority interests                                    (46,192)
                                               --------------
                                               $       74,135
                                               ==============

On September 29, 2004, the Company's announced that its wholly-owned subsidiary, SDAM, completed the acquisition of the entire outstanding voting securities of Gallant Service Centre (M) Sdn Bhd ("GSC") and securities representing an aggregate of 55% of the total outstanding voting securities of Gallant IT Holdings Sdn Bhd ("GIH"), a leading Malaysian provider of information technology products and services as follows:

a) Pursuant to a share sale agreement, dated September 17, 2004, SDAM purchased all of the capital stock of Gallant Service Centre (M) Sdn Bhd ("GSC") from the existing shareholders for approximately $26,000 (RM100,000). Following this purchase, GSC will be used as the vehicle for SDAM's investment in GIH.

b) Pursuant to a subscription agreement, dated September 17, 2004, SDAM, through GSC, purchased 500,000 ordinary shares and 100,000 redeemable convertible preference shares ("RCPS") of GIH for approximately $158,000 (RM600,000). Each preference share of Gallant is convertible into 18 ordinary shares of GIH and entitles its holder to 18 votes. An additional $474,000 (RM1,800,000) is payable upon conversion of the RCPS, for an aggregate purchase price of $632,000 (RM2,400,000).

c) Pursuant to the same subscription agreement, the existing shareholders of GIH, who will be retained as manager of GIH, have provided a 12-month profit guarantee for the current business of GIH and its subsidiaries commencing from the date of closing, and such guaranteed profit shall be at least 20% above the profit achieved in the 2003 audited accounts of GIH.

d) In connection with the acquisition, GIH engaged SDAM to manage its businesses through a management agreement, dated September 17, 2004.

GIH is involved in the implementation of information technology (IT) projects for businesses and educational institutions. GIH is also a registered government contractor licensed by Malaysia's Ministry of Finance to provide or supply the following products and services to government departments and agencies: computer and related IT services, networking products and services, teaching aids, software products and services, personal computers and related peripherals and services, digital cameras and related equipment, and multi-user systems and services.

GIH has the following wholly-owned subsidiaries:

i) Gallant Zone (M) Sdn Bhd ("GZ"), is a retailer of Apple products and a Tier 1 Apple reseller.

ii)  Gallant Focus (M) Sdn Bhd ("GF"), is currently dormant.

iii) Gallant IT Distribution (M) Sdn Bhd ("GID"), is currently dormant.

With the acquisition of the Gallant group of companies, the Company has strengthened its team in implementing information technology projects and has entered into the business of retailing Apple products.

The following table summarizes the estimated aggregated fair values of the assets acquired and the liabilities assumed from the Gallant group of companies at September 29, 2004, the date of the acquisition. The allocation of the purchase price is subject to refinement.

Property, furniture and equipment             $       115,300
Inventories                                           553,586
Accounts receivable                                   220,239
Cash, restricted                                      271,866
Cash                                                   26,397
Bank overdraft and borrowings                        (468,658)
Accounts payable                                     (854,132)
Term loan                                            (199,070)
Minority interests                                   (159,984)
Goodwill                                              520,770
                                              ---------------
                                              $        26,314
                                              ===============

The following unaudited proforma financial information presents results of operations as if the above acquisitions had occurred at the beginning of the respective three and nine-month periods ended September 30, 2004 and 2003:

                                                             Three Months Ended                  Nine Months Ended
                                                                September 30                       September 30
                                                            2004             2003              2004              2003

Revenue                                              $      6,312,917   $     5,234,525    $   17,586,112   $    14,604,174
                                                     ================   ===============    ==============   ===============
Net income                                           $         26,873   $       453,338    $      276,463   $       800,541
                                                     ================   ===============    ==============   ===============
Basic and diluted
  net income per common share                        $              *  $             *     $            *   $             *
                                                     ================   ===============    ==============   ===============

* Less than $0.01 per share

4.   RESTRICTED CASH

As of September 30, 2004, the Company has the following restricted cash balances:

Cash deposited with a financial institution in US             $        6,008,445
Cash deposited with financial institutions in Malaysia                   271,866
                                                              ------------------
                                                              $        6,280,311
                                                              ==================

Restricted cash of $6,008,445 deposited in a US financial institution is security for the performance of the Company and its subsidiaries' obligations to the Master Fund (see note 9 below).

Restricted cash of $271,866 (RM1,003,090) deposited with financial institutions in Malaysia is time deposit accounts used as collateral for trade financing and bank overdraft facilities granted to GIH and GZ. The time deposit accounts have a maturity period of one year and are automatically renewed on an annual basis. The time deposit accounts earn interest at an aggregate rate of 3.7% per annum. Interest earned on the time deposits is to be added on and rolled over with the principal sum.

5. BANK OVERDRAFT AND BORROWINGS

As of September 30, 2004, the Company assumed the following bank facilities arising from its acquisition of GIH and its subsidiaries:

                                               Limit               Utilized
                                               -----               --------
Bank overdraft                        $        132,000     $        127,658
Trade financing facilities                     368,000              341,000
                                      ----------------     ----------------
                                      $        500,000     $        468,658
                                      ================     ================

The above bank facilities bear interest at rates ranging from 1.75% to 8.40% per annum and are secured by:

a) a pledge on the time deposit accounts; and
b) personal guarantees provided by third parties and two directors of GIH.

6.   RELATED PARTY ACTIVITY

During the nine-month periods ended September 30, 2004 and 2003, the Company recognized revenue of $1,193,685 and $932,526, respectively, for project consulting fees from a related party, pursuant to four consulting contracts. As of September 30, 2004, $273,684 of the $1,193,685 was in accounts receivable.

During the nine-month period ended September 30, 2003, in lieu of actual cash payment of project consulting fee receivables, management directed the related party to pay a total of $30,000 to an affiliated company to whom the Company had outstanding accounts payable. The net effect to the Company was that revenue was recognized and recorded payables were reduced by equal amounts.

At December 31, 2003, long-term receivables, related parties, consisted of $555,000 due from Synervest Sdn Bhd ("SSB"). This amount primarily arose in the year ended December 31, 1998 when the Company sold to SSB assets used in the operations of a subsidiary. Due to the uncertainty of collection of the related receivable, a related gain on the sale of the assets was deferred and is to be recognized only after all costs have been recovered and as payments are received. During the year ended December 31, 2002, payments received by the Company exceeded all remaining costs. The Company received $225,679 and $48,157 of the outstanding receivable during the nine-month periods ended September 30, 2004 and 2003, respectively, resulting in a realization of gain on sale of assets, related party for those periods. The deferred gain included in the balance sheet has been reduced accordingly. During 2003, in lieu of actual cash payment of this Company receivable, management directed the related party to pay the $5,263 to an affiliated company to whom the Company had outstanding accounts payable.


7.   TERM LOAN

As of September 30, 2004, the Company assumed a term loan liability of $199,070 (RM756,465) arising from its acquisition of GIH and its subsidiaries. The term loan, which was granted by a financial institution in Malaysia, is secured by personal guarantees provided by third parties and two directors of GIH and bears interest at 8.4% per annum.

8.   CONVERTIBLE TERM NOTES

On May 28, 2004, the Company entered into a Securities Purchase Agreement with an unrelated investors group (the "Master Fund") under which the Company obtained $500,000 funding through the sale of a Convertible Term Note (the "Note") in the principal amount of $500,000, which is convertible into shares of the Company's common stock at a fixed conversion price of $0.35 per share and warrants to purchase up to 300,000 shares of the Company's common stock. The Note has a three-year term and a coupon at a rate per annum equivalent to the "prime rate" published in The Wall Street Journal from time to time plus 2%, subject to a floor of 6% per annum. The monthly interest will be adjusted downward based on a minimum increase of 25 percent of the price of the common stock above the conversion price. The warrants have a seven-year term and an exercise price of $0.40 per share for the first 100,000 shares, $0.43 per share for the second 100,000 shares and $0.47 per share for the third 100,000 shares. Black-Scholes valuations were performed on the 300,000 warrants resulting in a gross debt discount of $47,900 which will be amortized over the term of the debt, or 36 months, using the interest rate method. $326,000 of the proceeds were used for payment of expenses relating to issuance of the Note and convertible preferred stock to secure an additional $6.5 million financing from the Master Fund (see Note 9). The balance of the Note proceeds was used as working capital. The Company has granted a security interest in all of its net assets and the net assets of one of its wholly owned subsidiaries, until such time that the Note is satisfied. The principal and the interest can be paid in cash or in common stock at a fixed conversion price of $0.35 per share, at the Master Fund's option, provided that the volume weighted average price (VWAP) of the common stock for the ten trading days immediately preceding the due date is 110% above the exercise price. The fixed conversion price was reset to $0.20 per share pursuant to an agreement entered into by the Master Fund and the Company on August 11,2004 (see Note 9), and the reset may result in a beneficial conversion feature. During the three months ended September 30, 2004, the Company redeemed $5,762 principal of the Note with cash. As of September 30, 2004, outstanding principal of the Note was $446,338. On November 12, 2004, the Master Fund submitted a notice to convert $29,412 of the Note and $4,646 of accurred interest to 170,288 shares of the Company`s common stock at a conversion price of $0.20 per share.


9.   PREFERRED STOCK

On May 25, 2004, the Company executed a share exchange agreement with its Chairman and Chief Executive Officer, Mr. Patrick Lim, whereby Mr. Lim surrendered 8,000,000 shares of the Company's common stock in exchange for 100,000 shares of the Company's newly created Series A Voting Convertible Preferred Stock (the "Voting Preferred"), which is convertible into shares of common stock at a fixed ratio of 80 shares of common stock for 1 share of Voting Preferred stock. The 8,000,000 shares were returned to treasury and are available for re-issuance at a future date. The Voting Preferred stock is entitled to cumulative dividends at $2.20 per annum, payable in common stock at $.28 per share. Each share of the Voting Preferred is entitled to voting rights equivalent to 80 shares of common stock. The Series A preferred is subject to mandatory conversion 10 years after its issuance.

On May 28, 2004, the Company and one of the Company's wholly owned subsidiaries, SDA America, Inc. ("SDAA") entered into a Securities Purchase Agreement with the Master Fund under which the SDAA issued 6,500,000 shares of Series A Convertible Preferred Stock (the "Series A Preferred") at a price of $1.00 per share, which is convertible into shares of the Company's common stock, and warrants to purchase up to 3,000,000 shares of the Company's common stock. The Series A Preferred is entitled to cumulative preferential dividends at a rate per annum equivalent to the "prime rate" published in The Wall Street Journal from time to time plus 2%, subject to a floor of 6% per annum. The preferred stock dividends can be paid in cash or in shares of the Company's common stock at a fixed conversion price of $0.35 per share, at the Master Fund's option, provided that the volume weighted average price (VWAP) of the Company's common stock for the ten trading days immediately preceding the due date is 110% above the exercise price. The warrants have a seven-year term and an exercise price of $0.40 per share for the first 1,000,000 shares, $0.43 per share for the second 1,000,000 shares and $0.47 per share for the third 1,000,000 shares. The Series A Preferred has a liquidation value of $1.00 per share.

On August 11, 2004, the Company and the Master Fund executed an amendment to certain agreements governing the terms under which the Note and Series A Preferred issued to the Master Fund may be converted into the common stock of the Company. Under the terms of the amendment, the Master Fund may convert a portion of the Note and Series A Preferred as follows: the first $2,000,000 of conversions have been reset to a price of $0.20 per share (whether as principal repayment or accrued and unpaid interest or dividends); the next $1,000,000 of conversions have been reset to a price of $0.25 per share. The remaining conversions permitted under the terms of the original securities issuance will remain unchanged at $0.35 per share. In addition to resetting the conversion prices for a portion of the transaction, the amendment provides for all dividend and interest payments payable under the investment would accrue, rather than be payable in cash, until the next conversion into common stock occurs. The amendment provides for a waiver of cash payments of interest or dividends due prior to the execution of the amendment, with any such amounts to be accrued to the amounts payable under the terms of the Note or Series A preferred. The amendment stipulates that at such time as an amended registration statement is declared effective, the Master Fund will convert $500,000 of principal and/or accrued and unpaid dividends of the Series A Preferred into the common stock of the Company provided that the price of the Company's stock is at least $0.20 per share at the time. The Master Fund converted $500,000 of the Series A Preferred in September 2004, resulting in a decrease in preferred stock of $469,957, and the issuance of 2,500,000 shares of common stock.

On November 15, 2004, the Company and the Master Fund executed an amendment ("Amendment No. 2") to the Securities Purchase Agreement, dated May 28, 2004 and as amended to date ("SPA"). Under the terms of Amendment No. 2, the Master Fund agreed to remove the condition from the SPA that required the Company to cause its common stock to be listed on the Nasdaq SmallCap Market, Nasdaq National Market System, the American Stock Exchange or the New York Stock Exchange on or prior to November 15, 2004 (the "Listing Condition"). As consideration for the removal of the Listing Condition, the Company has agreed to issue warrants to the Master Fund to purchase 1,300,000 shares of the Company's common stock. The warrants have a seven-year term and an exercise price of $0.35 per share.

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

As a result of issuing to the Master Fund an aggregate of 3,000,000 warrants with the $6.5 million convertible preferred stock, the Company recorded a total of $479,000 discount on the $6.5 million convertible preferred stock based on applying a Black-Scholes valuation which resulted in a net reclassification of $479,000 reducing additional paid-in capital and increasing warrants. All Black-Scholes valuations referenced and related entries are non-cash transactions.

The conversion of $500,000 of the Series A Preferred in September 2004 resulted in the release of $500,000 from the restricted account.

10.   COMMON STOCK

On December 4, 2002, the Company announced that its Board of Directors had approved a stock repurchase program for up to 10 million shares from the then public float of approximately 42.7 million shares which may be repurchased from time to time until December 2003. The shares repurchased by the Company were returned to treasury and are available for re-issuance at a future date.

On May 25, 2004, the Company reacquired 8,000,000 shares of its common stock pursuant to a share exchange agreement with its Chairman and Chief Executive Officer, Mr. Patrick Lim, whereby Mr. Lim surrendered 8,000,000 shares of the Company's common stock in exchange for 100,000 shares of the Company's newly created Series A Voting Convertible Preferred Stock. These shares were returned to treasury and are available for re-issuance at a future date. On August 9, 2004, the Company reissued 25,000 shares of common stock from its treasury stock to a consultant as payment for services rendered to the Company in July 2004 and recognized $5,750 as compensation expenses based on the market value of $0.23 per share on the date of issuance. As of September 30, 2004, the Company had a balance of 9,030,000 repurchased shares in its treasury stock valued at $43,875.

On June 4, 2004, the Company issued 181,632 shares of common stock at $0.245 per share for a total consideration of $44,500; on July 2, 2004, the Company issued 176,237 shares of common stock at $0.253 per share for a total consideration of $44,500; and on August 2, 2004, the Company issued 189,361 shares of common stock at $0.235 per share for a total consideration of $44,500, to a consultant as payment for fees of $133,500 for services rendered in connection with the Company's financing transactions with the Master Fund. The number of shares issued was determined by dividing the amount payable by the mean average of the prior day's closing bid and asked prices as published on the OTC Bulletin Board.

In July 2004, the Company amended its Certificate of Incorporation to increase its authorized common stock from 100 million shares to 350 million shares to provide sufficient common stock to meet the obligations of the Securities
Purchase Agreement with the Master Fund and to provide adequate authorized common stock for future uses such as acquisitions, private placements and employee benefits plans.

On July 30, 2004, the Company issued 240,000 shares of common stock to a consultant, pursuant to a compensation agreement dated July 15, 2004, under which the Company is to issue an aggregate of 960,000 shares of its common stock to the consultant as payment for services to be rendered to the Company for the twelve-month period ending July 14, 2005. The 240,000 shares were valued at $0.27 per share, based on the market price on the date of issuance, and the Company recognized compensation expenses of $54,000 for the three and nine months ended September 30, 2004. In November 2004, the Company issued another 240,000 shares of common stock to the consultant. These were valued at $0.25 per share.

In August 2004, pursuant to a compensation agreement between the Company and a consultant, the Company authorized the issuance of 120,000 shares of its common stock to the consultant as payment for services to be rendered to the Company for the twelve-month period ending in July 2005. The common stock will be issued to the consultant on a quarterly basis commencing in August 2004.

11.   PROPOSED BUSINESS TRANSACTIONS

In December 2003, the Company entered into two Joint Venture Agreements with Amove Resources Sdn Bhd ("AR") to jointly implement a secured shipping service and a Central Monitoring Service ("CMS") in the northern region of Malaysia, where AR is currently providing armed guard services to clients that include factories, offices and homes. Pursuant to the Agreement, the Company was also granted an option to purchase a 51% equity interest in AR for $550,000. On January 30, 2004, the Company's subsidiary, SDAM, entered into a definitive agreement to acquire 51% equity in AR from AR's principal shareholder for $526,315 in cash. SDAM made an initial cash payment of $26,315. The balance of the purchase price is to be paid at closing, which was to occur by October 31, 2004. In November 2004, both parties agreed not to proceed with the Joint Venture Agreements and the acquisition because AR's principal shareholder was not able to fulfill certain conditions precedent as stated in the definitive agreement. The initial $26,315 cash is to be refunded by November 30, 2004.

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

On July 7, 2004 the Company announced teaming agreements with two unaffiliated entities to collectively pursue projects to enable the search and match of DNA data for newborns and registered criminals for use primarily by the Government of Malaysia. The project may be developed by a joint venture company led by the Company. The project may be financed by internally generated funds. Additional financing in the form of a grant may be sought from the Multimedia Development Corporation, a Malaysian Corporation charged with the responsibility of implementing the Multimedia Super Corridor (MSC), a Malaysian initiative for the global information and communication technology (ICT) industry. The targeted completion of the beta version is expected to be 9 months from the commencement date. The commencement of field trials is expected to be the beginning of the 10th month, with full commercial implementation targeted for the 21st month.


12.   SIGNIFICANT CONCENTRATIONS OF CREDIT RISK

The Company grants credit, generally without collateral, to its customers. Two customers accounted for substantially all revenue earned during the nine-month periods ended September 30, 2004 and 2003. For the nine months ended September 30, 2004 and 2003, one customer accounted for approximately 44% and 50% of revenue, respectively, and another customer accounted for approximately 45% and 42% of revenue, respectively.

One supplier accounted for substantially all cost of revenue during the nine-month periods ended September 30, 2004 and 2003. The Company is not dependent upon one supplier to provide the services that it requires. Since the fourth quarter of 2001, the Company has made a strategic decision to engage the services of one sole supplier after taking into consideration the quality of service and competitive pricing being offered. Should the need arise, the Company could utilize alternative suppliers for the services that it requires.

13.   SEGMENT INFORMATION

The Company has three reportable segments as a result of the establishment and acquisition of new subsidiaries. The Company classifies its business into three operating segments, which are defined by the products and services offered as follows:

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

3.   Apple division (Gallant group of companies)

     Activities under this segment include operating an authorized Apple Centre and the supply and provision of information technology products and services.

The accounting  policies of the segments are the same as those  described  under note 2: Significant Accounting Policies. The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each division requires different product knowledge and marketing strategies. The new businesses were acquired as a unit and the management at the time of acquisition was retained. Inter-segment sales and transfers between reportable segments are not material to the periods presented. The Company did not include segment reporting in the report for the nine-month period ended September 30, 2003 as the Company functioned as a single operating unit. The Company's revenue is derived primarily from operations in Malaysia and substantially all of the Company's assets are located in Malaysia.

                                                               Applications       Material            Total
                                                                                Handling
                                                              --------------    -------------    --------------

Three-month period ended September 30, 2004:

Revenue:
   Related parties                                          $       379,210  $             --  $       379,210
   Others                                                         4,893,212           234,107        5,127,319
                                                            ---------------  ----------------  ---------------
                                                            $     5,272,422  $        234,107  $     5,506,529
                                                            ===============  ================  ===============
Net income (loss) from operating segments                   $       138,586  $        (42,874) $        95,712
                                                            ===============  ================  ===============
Depreciation expense                                        $        59,071  $          8,072
                                                            ===============  ================
Interest expense                                            $        15,398  $            499
                                                            ===============  ================
Income tax expense                                          $        16,579  $             --
                                                            ===============  ================
Share of associate companies' results                       $            --  $        (13,553)
                                                            ===============  ================
Expenditures for additions to long lived assets             $         3,752  $          4,340
                                                            ===============  ================


Nine-month period ended September 30, 2004:

Revenue:
   Related parties                                          $     1,193,685  $             --  $     1,193,685
   Others                                                        13,243,211           703,080       13,946,291
                                                            ---------------     -------------   --------------
                                                            $    14,436,896  $        703,080  $    15,139,976
                                                            ===============     =============  ===============
Net income (loss) from operating segments                   $       687,720  $       (192,593) $       495,127
                                                            ===============     =============  ===============
Depreciation expense                                        $       176,066  $         29,213
                                                            ===============     =============
Interest expense                                            $        23,225  $          2,826
                                                            ===============     =============
Income tax expense                                          $        49,474  $             --
                                                            ===============     =============
Share of associate companies' results                       $            --  $        (20,132)
                                                            ===============     =============
Expenditures for additions to long lived assets             $         6,452  $         13,721
                                                            ===============     =============

The above segment information does not include the operating results of the Apple division as the Company acquired the Gallant group of companies on September 29, 2004. The results of the Apple division will be consolidated into the Company's group results commencing October 2004.


Consolidated total assets as of September 30, 2004 are as follows:
   Applications                                      $      12,592,998
   Apple                                                     1,187,388
   Material handling                                           586,939
   Investments in associate companies                              108
                                                     -----------------
   Total consolidated assets                         $      14,367,433
                                                     =================


14.   POST BALANCE SHEET EVENTS

In October 2004, the Company sold its 46% equity interest in one of its associate companies, Asiaco Transport, for cash of $23,158 to an unrelated party. The Company has written down the value of its investment to the sales price, less anticipated closing cost of $1,726, resulting in a loss of $11,132, which is included in the share of associate company's losses for the three and nine months ended September 30, 2004. The sale of Asiaco Transport is not expected to have a material impact on the Company's proposed acquisition of selected business assets and liabilities from AMH and its subsidiaries.

In October 2004, the Company's newly acquired 55%-owned subsidiary, GZ, secured the following $658,000 (RM2,500,000) financing arrangement with a financial institution in Malaysia: bank overdraft facility of $79,000 (RM300,000), term loan of $53,000 (RM200,000) and trade financing facilities of $526,000 (RM2,000,000). The bank overdraft and trade financing facilities are repayable on demand and bear interest at rates ranging from 1.5% to 7.5% per annum. The term loan, intended for financing the establishment of a new retail outlet, has a maturity of 4 years from the date of drawdown and bears interest at 8% per annum. The financing agreement is secured by the following:

a) A time deposit account for $164,000 (RM625,000) pledged to the financial institution;
b) A sinking fund account for $34,000 (RM130,000) pledged to the financial institution;
c) A corporate guarantee for $658,000 (RM2,500,000) provided by GIH; and
d) Personal guarantees provided by two directors of GIH.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THE FOLLOWING ANALYSIS OF THE OPERATIONS AND FINANCIAL CONDITION OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO, OF THE COMPANY CONTAINED ELSEWHERE IN THIS FORM 10-QSB.


OVERVIEW

Secured Digital Applications, Inc. and subsidiaries (the "Company") is a system solution provider involved in application development, broadband network operation, delivery of value added applications and services; sale of devices that utilize broadband networks and the sale of biometric security devices. During 2003, the Company expanded its business to include the development, integration and provision of secured shipping and supply chain management services. From October 2004, the Company expanded into the business of selling Apple products and other information technology products and services through the acquisition of the Gallant group of companies on September 29, 2004. The Company's principal operations include the development and operation of a wireless broadband network in Malaysia, the development of interactive, multimedia content for the Internet and the development, licensing and/or sale of specific products and applications that utilize the capacities of a broadband network. These include the EyStar SmartHome Console, broadband modems, biometric systems and Internet-based cameras. The Company also generates revenue from the sale, rental and servicing of material handling equipment and the provision of land transportation, industrial moving and engineering services through its subsidiary, Amour Multi Systems ("AMS") (f/k/a Asiaco Multi Corporation). From October 2004, the Company will generate additional revenue from the selling of Apple products in Malaysia and from the supply and provision of information technology products and services through the Gallant group of companies.

The Company conducts its principal operations in Malaysia, and has the following subsidiaries as of September 30, 2004:

1. EyStar Media Inc. ("EMI"), a wholly owned corporation organized under Delaware law and presently based in New York, through which the Company intends to expand its presently limited operations in the United States. EMI seeks to acquire United States technology companies and to expand the Company's operations into the United States.

2. SDA America, Inc. ("SDAA"), a wholly owned corporation organized under Delaware law that is used as a special vehicle to secure a $6.5 million funding from Laurus Master Fund Ltd. (the "Master Fund") through private placement of securities consisting of convertible preferred stock of SDAA.

3. Secured Digital Applications (M) Sdn Bhd ("SDAM") (f/k/a Animated Electronic Industries Sdn Bhd), a wholly owned Malaysian subsidiary, designs, develops and produces multimedia content and provides consulting services for website development, network engineering and project management in IT related projects.

4. Perwimas Telecommunications Sdn Bhd ("PTSB"), an 86%-owned Malaysian subsidiary of SDAM, provides broadband and application services under licenses granted by the government of Malaysia.

5.   Amour Multi  Systems Sdn Bhd ("AMS")  (f/k/a Asiaco Multi  Corporation  Sdn
     Bhd), presently a wholly owned Malaysian subsidiary of SDAM, was incorporated as a special vehicle to acquire the businesses and selected net assets of Asiaco Material Handling Sdn Bhd ("AMH") and its subsidiary, associate and related companies ("the Asiaco Group"), based in Malaysia.

6. Secured Shipping Sdn Bhd ("SS"), a wholly owned Malaysian subsidiary of SDAM, presently provides consulting services on the implementation of secured shipping services and supply chain management. SS will be used as the vehicle for the company to implement secured shipping services once a suitable joint-venture partner has been identified.

7. Temasya Wira Sdn Bhd ("TW"), a 60%-owned Malaysian subsidiary of SDAM was established to undertake the research and development of biometric security applications in Malaysia.

8. Asiaco Material Handling (East Coast) Sdn Bhd ("AEC"), an 80%-owned Malaysian subsidiary of AMS, is primarily involved in the sale, servicing and rental of material handling equipment in the eastern region of Malaysia.

9. Asiaco Logistic Sdn Bhd ("ALG"), a 67%-owned Malaysian subsidiary of AMS, is primarily involved in industrial moving, packing and unpacking of industrial equipment and secured logistics.

10. Asiaco Services Sdn Bhd ("ASS"), a 60%-owned Malaysian subsidiary of AMS, is primarily involved in providing maintenance, repair and restoration services for all material handling equipment.

11. Asiaco Taiping Sdn Bhd ("ATG"), a 62%-owned Malaysian subsidiary of AMS, is primarily involved in the sale, servicing and rental of material handling equipment in the northern region of Malaysia.

12. Digital Image ID Sdn Bhd ("DID") (f/k/a Vista Positive Sdn Bhd), presently a wholly-owned Malaysian subsidiary of SDAM, will be used as a joint venture vehicle to undertake a project with the Company's partners and a leading Malaysian IT company to enable the search and match of DNA data for newborns and registered criminals, for use primarily by the Government of Malaysia.

13. Gallant Service Centre (M) Sdn Bhd ("GSC"), SDAM's wholly-owned subsidiary from the date of acquisition on September 29, 2004 is primarily involved in the provision of scheduled maintenance and repair services for information technology products. The Company is using GSC as the special vehicle for its investment in the Gallant group of companies.

14. Gallant IT Holdings Sdn Bhd ("GIH"), GSC's 55% owned subsidiary, from the date of acquisition on September 29, 2004 is primarily involved in the supply and provision of information technology products and services.

15. Gallant Zone (M) Sdn Bhd ("GZ"), a wholly-owned subsidiary of GIH, operates a retail outlet in Malaysia for the sale of Apple products and accessories.

16. Gallant IT Distribution (M) Sdn Bhd ("GID"), a wholly-owned subsidiary of GIH, is currently dormant.

17. Gallant Focus (M) Sdn Bhd ("GF"), a wholly-owned subsidiary of GIH, is currently dormant.

The  accompanying   condensed  consolidated  financial  statements  include  the accounts of Secured Digital Applications, Inc. and its subsidiaries.

For the three and nine months ended September 30, 2004, the Company's revenue was generated primarily from the following activities:

1. Designing, producing, hosting and distribution of interactive multimedia content, websites, programs and applications.

2. Developing and producing e-commerce programs and Internet-based security applications and solutions.

3. Providing project consulting services on broadband communications and networking systems for property development projects.

4. Sale, rental and servicing of material handling equipment and the provision of land transportation, industrial moving and engineering services.


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

On November 17, 2003, the Company announced that its subsidiary, SDAM, had signed a definitive agreement with Asiaco Material Handling Sdn Bhd ("AMH") to purchase, through AMS, the business assets and selected liabilities of AMH and seven companies in the Asiaco group. The definitive agreement also provides for AMS, to purchase a majority equity interest in the remaining sixteen companies in the Asiaco group from AMH's major shareholder. AMH and its subsidiaries are primarily engaged in supply chain management, land transportation, secured logistics as well as sale, rental and servicing of material handling equipment. Pursuant to this agreement, the Company acquired a majority equity interest in three Malaysian companies on December 9, 2003: 80% in Asiaco Material Handling (East Coast) ("AEC"), 67% in Asiaco Logistic ("ALG") and 60% in Asiaco Services ("ASS") for a total consideration of $193,911. On February 9, 2004, the Company acquired a 62% equity interest in Asiaco Taiping ("ATG") for a provisional consideration of $74,135. These acquisitions have been accounted for as purchases. The total consideration is to be satisfied by issuance of AMS's common stock to the owner upon full completion of the asset purchase agreements between the Company and AMH. Through March 31, 2004, the Company had paid a total of $263,158 to AMH as advances for the incorporation of AMS and for the purchase of equity in four subsidiaries as well as two associate companies: 46% in Asiaco Transport and 33% in Asiaco Engineering. These advances will be deducted from the final purchase price to be determined by SDAM when it has completed its verification of the net asset value of AMH and its subsidiaries. The purchase price for the entire acquisition is expected to be approximately $1.8 million and shall be determined after completion of the financial due diligence. As a result of these acquisitions the Company has entered into the equipment material handling business.

The following table summarizes the estimated aggregated fair values of the assets acquired and the liabilities assumed from ATG at February 9, 2004, the date of the acquisition. The allocation of the purchase price is subject to refinement.

Property, furniture and equipment                  $        10,728
Inventories                                                 85,885
Accounts receivable                                         87,345
Cash                                                         3,583
Accounts payable                                           (59,076)
Capital lease obligation                                    (8,138)
Minority interests                                         (46,192)
                                                   ---------------
                                                   $        74,135
                                                   ===============

As of the date of this report, the Company is working towards completing the transfer of business, customers and selected net assets (selected assets less selected liabilities) from four Asiaco Companies: Asiaco Pack Trade, Asiaco Heavylift, Asiaco Selangor and Asiaco Melaka. The transfer of business and net assets from these four companies will take time as the transfer of title on some assets requires approval from the relevant authorities. The Company currently expects to complete purchase of only some business assets from AMH and its subsidiaries by December 31, 2004, as AMH has not yet obtained approval from the relevant authorities for the transfer of a majority of its business assets to AMS. The purchase will be funded by cash from internally generated funds, advances from the Company's principal shareholder, as well as funds raised through the sale of securities to a Master Fund.

In October 2004, the Company sold its 46% equity interest in one of its associate companies, Asiaco Transport, for cash of $23,158 to an unrelated party. The Company has written down the value of its investment to the sales price, less anticipated closing cost of $1,726, resulting in a loss of $11,132, which is included in the share of associate company's losses for the three and nine months ended September 30, 2004. The sale of Asiaco Transport is not expected to have a material impact on the Company's proposed acquisition of selected business assets and liabilities from AMH and its subsidiaries.

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

On December 3, 2003, the Company entered into a Joint Venture Agreement with Amove Resources Sdn Bhd ("AR") to jointly implement a secured shipping service. The Company has incorporated Secured Shipping Sdn Bhd ("SS") to be used as the joint venture company. Pursuant to the Agreement, the Company was also granted an option to purchase a 51% equity interest in AR for $550,000. This option to purchase was exercisable on or before January 31, 2004. On January 30, 2004, the Company's subsidiary, SDAM, entered into a definitive agreement to acquire 51% equity in AR for $526,315 in cash from AR's principal shareholder. SDAM made an initial cash payment of $26,315. The balance of the purchase price is to be paid at closing, which was to occur by October 31, 2004. In November 2004, both parties had agreed not to proceed with the Joint Venture Agreements and the acquisition as AR's principal shareholder was not able to fulfill certain condition precedent as stated in the definitive agreement. As a result of the termination of the purchase agreement, the Company and AR also agreed not to proceed with the intended joint implementation of a Central Monitoring Service ("CMS"), through SS, in the northern region of Malaysia.

In April 2004, the Company announced it had signed a Teaming Agreement with ImageWare Systems, Inc. ("IW") to market biometric verification and identification systems. Under the terms of the Teaming Agreement, the Company will act as prime contractor for the marketing and development of biometric verification and identification systems based on thumbprint and photo extraction technology. IW will provide to the Company products and/or services, including their Omni Biometric Engine TM ("Omni"), to extract data from the web-based ASP programs developed by the Company. Initially, the Company and IW will market products and services on an exclusive basis to private and public sector clients in Malaysia, Thailand and Brunei and on a non-exclusive basis in Indonesia. Revenues generated from Team projects will be shared equally. Each company will bear its own costs of developing products, programs and systems necessary for each project. One of the initial projects to be pursued by the Company and IW Systems is the development of a biometric verification and identification system to be used with the Malaysian Government's "MyKad" national identification card. It is anticipated the project will be available for field trials by the second quarter of 2005. The total project cost to develop the systems necessary to conduct the field trials is estimated to be under $1 million with each company responsible for its own development costs. Revenues will be generated on a fee-per-transaction basis with the amount of the fee to be determined.

On July 7, 2004 the Company announced teaming agreements with two unaffiliated entities to collectively pursue projects to enable the search and match of DNA data for newborns and registered criminals for use primarily by the Government of Malaysia. The project may be developed by a joint venture company led by the Company. The project may be financed by internally generated funds. Additional financing in the form of a grant may be sought from the Multimedia Development Corporation, a Malaysian Corporation charged with the responsibility of implementing the Multimedia Super Corridor (MSC), a Malaysian initiative for the global information and communication technology (ICT) industry. The targeted completion of the beta version is expected to be 9 months from the commencement date. The commencement of field trials is expected to be the beginning of the 10th month, with full commercial implementation targeted for the 21st month.

On September 29, 2004, the Company announced that its wholly-owned subsidiary, SDAM, completed the acquisition of the entire outstanding voting securities of Gallant Service Centre (M) Sdn Bhd ("GSC") and securities representing an aggregate of 55% of the total outstanding voting securities of Gallant IT Holdings Sdn Bhd ("GIH"), a leading Malaysian provider of information technology products and services as follows:

a) Pursuant to a share sale agreement, dated September 17, 2004, SDAM purchased all of the capital stock of Gallant Service Centre (M) Sdn Bhd ("GSC") from the existing shareholders for approximately $26,000 (RM100,000). Following this purchase, GSC will be used as the vehicle for SDAM's investment in GIH.

b) Pursuant to a subscription agreement, dated September 17, 2004, SDAM, through GSC, purchased 500,000 ordinary shares and 100,000 redeemable convertible preference shares ("RCPS") of GIH for approximately $158,000 (RM600,000). Each preference share of Gallant is convertible into 18 ordinary shares of GIH and entitles its holder to 18 votes. An additional $474,000 (RM1,800,000) is payable upon conversion of the RCPS, for an aggregate purchase price of $632,000 (RM2,400,000).

c) Pursuant to the same subscription agreement, the existing shareholders of GIH, who will be retained as manager of GIH, have provided a 12-month profit guarantee for the current business of GIH and its subsidiaries commencing from the date of closing, and such guaranteed profit shall be at least 20% above the profit achieved in the 2003 audited accounts of GIH.

d) In connection with the acquisition, GIH engaged SDAM to manage its businesses through a management agreement, dated September 17, 2004.

GIH is involved in the implementation of information technology (IT) projects for businesses and educational institutions. GIH is also a registered government contractor licensed by Malaysia's Ministry of Finance to provide or supply the following products and services to government departments and agencies: computer and related IT services, networking products and services, teaching aids, software products and services, personal computers and related peripherals and services, digital cameras and related equipment, and multi-user systems and services.

GIH has the following wholly-owned subsidiaries:

i) Gallant Zone (M) Sdn Bhd ("GZ"), is a retailer of Apple products and a Tier 1 Apple reseller.

ii)  Gallant Focus (M) Sdn Bhd ("GF"), is currently dormant.

iii) Gallant IT Distribution (M) Sdn Bhd ("GID"), is currently dormant.

With the acquisition of the Gallant group of companies, the Company has strengthened its team in implementing information technology projects and has entered into the business of retailing Apple products.

The following table summarizes the estimated aggregated fair values of the assets acquired and the liabilities assumed from the Gallant group of companies at September 29, 2004, the date of the acquisition:

Property, furniture and equipment                  $       115,300
Inventories                                                553,586
Accounts receivable                                        220,239
Cash, restricted                                           271,866
Cash                                                        26,397
Bank overdraft and borrowings                             (468,658)
Accounts payable                                          (854,132)
Term loan                                                 (199,070)
Minority interests                                        (159,984)
Goodwill                                                   520,770
                                                   ---------------
                                                   $        26,314
                                                   ===============

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

The Company has secured several new contracts to provide hardware, applications or consulting services. The Company believes that it will be able to commence performance of some of these contracts and recognize revenue from these activities in the next twelve months. Due to uncertainties in scheduling, however, the Company cannot forecast the specific dates on which it will begin performance of these contracts. These contracts are described in more detail below.

As a result of the Company's experience in rolling out the first VISIONET cell in December 2001, management has decided that it will be most advantageous to the Company to revise its strategy for exploiting its broadband license granted by the Government of Malaysia. The Company believes that the most effective use of the VISIONET infrastructure is as a point-to-point backhaul service provider to other broadband and telecommunications providers. This decision was based on feasibility studies that were conducted after the VISIONET cell was activated. During 2004, the Company intends to actively market VISIONET as a backhaul service provider, rather than as a telecommunications company that provides the "last mile" service. In particular, the Company has decided to use VISIONET as a backhaul link for local mobile networks that it plans to attempt to deploy in partnership with Aptilo Networks, Sweden. With this change in business strategy, VISIONET will no longer provide the last mile link between a cell based radio station and retail users. The Company will instead construct a wireless highway or backhaul linking the cell based radio stations established by existing telecommunication companies and ISPs. The Company is hopeful that it will conclude contracts with a number of telcos and ISPs on the use of VISIONET as a backhaul link during the next twelve months.

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


Significant Contracts

The Company hopes to generate additional revenue in the next twelve months from the contracts described below. This description is intended to provide the reader with a description of the principal activities of the Company that are anticipated in 2004. Although the Company provides estimates of the time in which the contracts will be performed, revenues that may be generated and/or sales that are projected, there can be no assurance that the contracts will be performed as anticipated or that the revenues or sales projected will be realized by the Company. The contracts may be terminated, limited, breached or delayed, may be subject to force majeure clauses or the obligations to pay for services rendered or products received may not be fulfilled.

a) In August 2001, the Company was awarded a consulting contract, estimated to generate revenue of $2.17 million from January 2004 through August 2005, to carry out the planning, design, project execution (including contract and project management) of all broadband communications and networking systems/services for Pulau Indah-Marina Village, a water oriented luxury resort, residential, hotel and spa project. Through December 31, 2003, the Company generated $680,000 of revenue on this contract. During the three and nine months ended September 30, 2004, the Company recognized additional revenue of $159,000 and $428,000, respectively on this contract. The Company recognized additional revenue of $333,000 and $500,000, respectively, on this contract during the three and nine months ended September 30, 2003. During 2003, in lieu of cash payment, management directed the customer to pay $20,000 to an affiliated company to whom the Company had outstanding accounts payable. The net effect to the Company was that revenue was recognized and recorded payables were reduced by equal amounts.

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

d) The Company will attempt to secure contracts from local mobile networks to be jointly deployed with Aptilo Networks in the next twelve months.

e) In January 2002, the Company's subsidiary, PTSB, was awarded a contract to carry out the planning, design, and project execution of all broadband communications and networking systems/services for a commercial/housing project in Selangor, Malaysia. Under the contract, PTSB will receive a total contract sum of $550,000 over 36 months beginning January 2003. The project, featuring 312 serviced apartments, 62 units of retail shops/offices and 120 units of housing for a government agency, is expected to be completed by December 2004. As a total solution provider, PTSB will also be responsible for the supply of its EyStar SmartHome Console as well as providing value-added broadband applications such as high speed Internet access, security surveillance, multimedia conferencing, home automation and video-on-demand. The Company generated $311,000 of revenue on this contract through December 31, 2003. The Company recognized $26,000 and $109,000 of revenue, respectively, during the three months ended September 30, 2004 and 2003. Total revenue generated for the nine months ended September 30, 2004 and 2003 were $176,000 and $205,000, respectively. During 2003, in lieu of cash payment, management directed the customer to pay $10,000 of the $42,000 recognized to an affiliated company to whom the Company had outstanding accounts payable. The net effect to the Company was that revenue was recognized and recorded payables were reduced by equal amounts.

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

g) In November 2002, the Company was contracted by MY Architect ("MYA"), a related party, to provide consulting services relating to home automation, home networking, energy cost saving, security surveillance and monitoring for MYA's current projects involving two major commercial and housing developments in Malaysia. The Company expected to receive $550,000 in consulting fees over the 18 months beginning December 1, 2002. The Company generated $273,000 of revenue on this contract through December 31, 2003. The Company recognized $25,000 and $86,000 of revenue during the three months ended September 30, 2004 and 2003, respectively. Total revenue of $279,000 and $214,000, respectively, was recognized during the nine months ended September 30, 2004 and 2003. The Company also expects to secure additional contracts sometime in 2005, estimated at $4.0 million, from MYA's clients for the supply and installation of the EyStar SmartHome
     Console and its security system in the two commercial and housing developments.

h) In April 2003, the Company contracted with MYA to carry out the design, supply and installation of all broadband communications, access control and network security equipment for a mixed property development project in Selangor, Malaysia, which features a total of 10 blocks of residential and commercial high-rise properties. The 30-month contract, expected to generate revenue of $3.2 million, commenced in the third quarter of 2003. Through December 31, 2003, the Company generated $55,000 of revenue from this contract and recognized additional revenue of $168,000 and $310,000, respectively during the three and nine months ended September 30, 2004.

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

m) In November 2003, the Company's subsidiary, AMS, was awarded a $4.6 million contract to provide electronically secured cargo shipping services for goods bound for the United States to a shipping agency operating in Port Klang, Malaysia. The contract, which was expected to commence in the second quarter of 2004, is for an initial duration of fifteen months. Through AMS, the Company will provide technical expertise in the areas of electronic tagging and real-time tracking of maritime shipments bound for the United States and supply chain management services to its clients. The containers will be tracked from the time they leave the client's facility to the time they arrive in a United States port. Consignees in the U.S. will also be able to monitor the location of the containers in real-time, detect any tampering to the container and insure that the cargo is not substituted. This contract has been delayed as AMS was informed by the client that the facilities for implementation of the contract are not ready and implementation of the contract has been postponed until further notice.

n) In December 2003, the Company announced that its subsidiary, AMS, was awarded a $4.92 million contract to provide a secured shipping service. The fifteen month contract was expected to commence in the first quarter of 2004. The contract calls for AMS to provide warehousing, transportation and monitoring of cargo from the time the goods leave the client's warehouse to the port of destination in the United States. The Company will be responsible for providing the technology to identify planned and actual container contents; and identify planned and actual container routing. Any discrepancies in the contents and/or routing will be reported to the shipper. The Company will also provide physical security of the container seal and cargo loading area. To date, the contract has yet to commence as the client and AMS failed to agree on certain implementation issues. AMS is trying to resolve the differences with the client but is unable to provide any assurance that AMS will be able to proceed with the contract and generate revenue from this contract in 2004.

o) In March 2004, the Company's subsidiary, SDAM, was awarded three contracts by a related party, with an aggregate value of $3.81 million, for the supply and installation of a biometric security system in three developments in Malaysia. The first is a multiple-use real estate development project, consisting of 312 apartments and 65 office and retail units, located in Shah Alam, Malaysia. Due to delays in construction work, installation is now anticipated to begin in the second quarter of 2005 and to be completed by the first quarter of 2006. The second development is located in Templar Park, Malaysia consisting of 208 apartments and the third development is located in Cheras, Malaysia with 240 apartments. Due to delays in construction work, installation for the second and third development is anticipated to begin in the second quarter of 2005 and to be completed by the second quarter of 2006. Under the three contracts, SDAM will provide a comprehensive biometric security system that will include biometric technology for apartment door locks, elevator access control, and will control vehicle access into and out of the development and visitor registration.

p) In April 2004, the Company's subsidiary, SDAM, was awarded a contract valued at $1.9 million to deliver a biometric identification and verification system by the end of the fourth quarter of 2004. The contract calls for SDAM to provide a comprehensive biometric security system using face and fingerprint recognition technology for an office complex located in Brunei that has 1,200 staff employees. The system will include controls for building access control and employee time attendance. Commencement of delivery had been postponed to the first quarter of 2005.

q) In May 2004, the Company's subsidiary, Secured Digital Applications (M) Sdn Bhd ("SDAM"), was awarded a contract valued at $2.2 million by Master Index Sdn Bhd ("MISB") to deliver, install and maintain a biometric identification and verification system for an office complex in Kuala Lumpur, Malaysia. The system is to be delivered and installed in the fourth quarter of 2004. A three-year maintenance contract will begin after installation. Commencement of delivery had been postponed to the second quarter of 2005.

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

s) In July 2004, the Company announced it was awarded a $6.7 million contract to develop face and fingerprint authentication for credit card payments to be implemented in four countries in Asia. The contract is for the development and operation of a Biometrics (Face and Fingerprint)
     Authentication Center for credit card payments in Thailand, Brunei, Indonesia and Hong Kong. The objective is to achieve Zero-Fraud in credit card transactions. Customers targeted for the project include credit card issuers such as banks and other financial institutions, plus merchants accepting credit card payments. Revenues will be generated from sales and/or rental of Point-of-Sales terminals equipped with a USB camera and fingerprint reader and from transaction charges. The Company is currently developing a pilot system for evaluation by the customer. The trial of the pilot system is expected to commence in the second quarter of 2005.


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

In June 2004, the Company announced plans to conduct a field trial of an online biometric payment portal for electronic commerce and credit card transactions using biometric products and systems developed by its current partner companies for identification and verification during the second half of 2004. Due to delays in the development work, the field trial is not expected to commence until the third quarter of 2005. Merchants who sign up as clients of the payment portal will enroll their customers into the Company's system. Thereafter, the merchant's clients when making purchases will have their identity verified by using face and fingerprint biometric technology. After authentication of their identity, the transaction will be processed and payment approval sought from banks and credit card issuers. The Company intends to generate revenue by charging a fee based on a percentage of the transaction value executed through the portal. The Company estimates that gross revenue during the first year of commercial operation will be approximately $30 million. Implementation of the portal is scheduled for early 2005. The initial deployment of the portal would be for the Malaysian and Singapore markets with subsequent deployment across the Asia-Pacific region. After successfully implementing the payment portal for the Asia-Pacific region, the Company intends to introduce a similar portal for the North American market. The payment portal will be partly funded by internally generated funds and proceeds from the private placement of the Company's securities to the Master Fund.

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

On September 10, 2003, the Company's Malaysian subsidiary, SDAM entered into a letter agreement to establish a joint venture company, Temasya Wira Sdn Bhd ("TWSB"), to undertake the research and development of biometric security applications. SDAM will initially hold 60% of TWSB's equity while two Malaysian individuals will hold the remaining 40%. SDAM's holding will eventually be diluted to 30% when EMI acquires 30% equity interest in TWSB after the completion of the joint venture agreement to be executed between the Company and FaceKey Corporation as described below. TWSB is now expected to commence operations in the third quarter of 2005 as the Company is still negotiating with Facekey on management and operational matters of TWSB.

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

Beginning in September 2001, the Company entered into a strategic collaboration with Aptilo Networks, Sweden, to deploy local mobile networks ("LMNs") in Malaysia and the Asian regional markets. The Company anticipates that the successful integration of LMNs with VISIONET will enable consumers to receive live video streams from their handheld devices and laptops, and to access the Internet and their corporate intranets at near T1 speeds remotely from public locations in the "travel ribbon" such as hotels, airports, restaurants, conference centers, shopping malls and coffeehouses. The first integrated VISIONET-LMN cell was deployed during the fourth quarter of 2001 to connect a number of access points to Bluetooth and wireless LAN 802.11b standard devices. This mobile network features Aptilo's latest billing solution that enables the Company to offer value-added applications and services to users without the need for any prior registration as a subscriber. The Company is optimistic that this method of payment from Aptilo will attract more users to VISIONET and reduce capital expenditures and monthly operating costs. Furthermore, the integrated network provides the Company with the ability to expand its broadband network from fixed wireless into the mobile broadband market. The Company has committed to an initial purchase of software and hardware from Aptilo valued at $50,000. The Company believes that this strategic relationship with Aptilo may broaden VISIONET's user base and generate additional revenue in the next twelve months.



COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2004 TO THE THREE MONTHS ENDED SEPTEMBER 30, 2003

REVENUES

Revenues  for the three  months  ended  September  30, 2004  totaled  $5,506,529 compared to $4,283,399 for the three months ended September 30, 2003, an increase of $1,223,130 or 29%. The increase in net sales in the three months ended September 30, 2004 as compared to the same period in 2003 was mainly due to an increase in fees earned from the production of multimedia programs and revenue received for project consulting services. Included in revenue for the three months ended September 30, 2004 and 2003 was income of $379,210 and $542,500, respectively, received from a related party for project consulting fees. Revenues for the three months ended September 30, 2004 also included income of $224,107 or 4% of total revenue, generated by the Asiaco subsidiaries. For the three months ended September 30, 2004, two customers, respectively, accounted for 44% and 45% of total revenue. For the three months ended September 30, 2003, two customers, respectively, accounted for 44% and 43% of total revenue.

GROSS PROFIT

Gross profit decreased to $650,381 for the three months ended September 30, 2004, compared to $667,557 for the three months ended September 30, 2003, a decrease of $17,176 or 3%. The decrease in gross profit was primarily due to higher cost of revenue. As a result of higher revenue, cost of revenue increased by $1,240,306, or 34%, to $4,856,148 in the third quarter 2004 from $3,615,842 in the third quarter 2003. The high cost of revenue percentage is a result of the Company requiring additional external resources in order to fulfill the demand for the Company's services. The outsourcing of content production work enabled the Company to develop a team of contractors that will assist the Company in producing multimedia content and applications that are crucial to its future business operation.

Sales and marketing expenses

Sales and marketing expenses increased by $13,431 or 350%, to $17,266 for the three months ended September 30, 2004 compared to $3,835 for the three months ended September 30, 2003. Higher sales and marketing expenses in 2004 was primarily due to higher travelling expenses incurred to introduce the Company's biometric products to customers and resellers in Malaysia.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $495,330 for the three months ended September 30, 2004, compared to $205,894 for the three months ended September 30, 2003, an increase of $289,436 or 141%. Included in general and administrative expenses for 2004 are expenses of $111,166 incurred by the Asiaco subsidiaries. Excluding expenses incurred by the Asiaco subsidiaries, general and administrative expenses for 2004 would have been $384,164. General and administrative expenses, excluding the Asiaco subsidiaries, increased by $178,270 or 87% for the three months ended September 30, 2004. The increase in general and administrative expenses was mainly attributable to higher expenses incurred for consulting fees, compensation expenses, public relations services, maintenance expenses and higher rental expenses.

INTEREST EXPENSE

Interest expense increased by $12,978 or 445%, to $15,897 for three months ended September 30, 2004 as compared to $2,919 for the three months ended September 30, 2003. Interest expense for the three months ended September 30, 2004, included $10,400 related to a $500,000 convertible term note issued on June 4, 2004, and accounted for approximately 65% of total interest expense for the three months ended September 30, 2004.

GAIN ON DISPOSAL OF ASSETS, RELATED PARTY

Gain on disposal of assets, related party, for the three months ended September 30, 2004 and 2003 included recognition of a previously deferred gain of $18,421 and $28,420, respectively, related to a similar amount the Company received from its long-term receivable, related party. The receivable balance and total deferred gain was $555,000, respectively, as of December 31, 2003. This amount arose in the year ended December 31, 1998 when the Company sold assets used in the operations of a subsidiary to a related company. Due to the uncertainty of collection of the related receivable, the related gain on the sale of the assets was deferred and is to be recognized only after all costs have been recovered and as payments are received. During the year ended December 31, 2002, payments received by the Company exceeded all remaining costs. As a result of cash payment received, the Company's long-term receivable, related party and deferred gain balances were reduced to $329,321 respectively, as of September 30, 2004.

NET INCOME

The Company recorded net income of $95,712 for the three months ended September 30, 2004, as compared to net income of $412,562 for the three months ended September 30, 2003. Net income for the three months ended September 30, 2004 and 2003 included recognition of a deferred gain of $18,421 and $28,420, respectively. Excluding these non-recurring transactions, the recorded net income would have been $77,291 and $384,142, respectively, for the three-month periods ended September 30, 2004 and 2003.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2004 TO THE NINE MONTHS ENDED SEPTEMBER 30, 2003


REVENUES

Revenues for the nine months ended September 30, 2004 totaled $15,139,976 compared to $11,750,794 for the nine months ended September 30, 2003, an increase of $3,389,182 or 29%. The increase in net sales in the nine months ended September 30, 2004 as compared to the same period in 2003 was mainly due to an increase in fees earned from the production of multimedia programs and revenue received for project consulting services. Included in revenue for the nine months ended September 30, 2004 and 2003 was income of $1,193,685 and $932,526, respectively, received from a related party for project consulting fees. For the nine months ended September 30, 2004, two customers, respectively, accounted for 42% and 44% of total revenue. For the nine months ended September 30, 2003, two customers, respectively, accounted for 50% and 42% of total revenue.

GROSS PROFIT

Gross profit increased to $1,655,634 for the nine months ended September 30, 2004, compared to $1,396,261 for the nine months ended September 30, 2003, an increase of $259,373 or 19%. The increase in gross profit was due to a higher consulting revenue, which has a higher margin than production work, in 2004. Cost of revenue increased by $3,129,809 or 30%, to $13,484,342 in the third quarter 2004 from $10,354,533 in the third quarter 2003. This increase was a result of the Company requiring additional external resources in order to fulfill the higher demand for the Company's services. The outsourcing of content production work enabled the Company to develop a team of contractors that will assist the Company in producing multimedia content and applications that are crucial to its future business operation.

Sales and marketing expenses

Sales and marketing expenses increased by $5,997, or 31%, to $25,284 for the nine months ended September 30, 2004 from $19,287 for the nine months ended September 30, 2003. The increase was primarily due to higher travelling expenses incurred to introduce the Company's biometric products to customers and resellers in Malaysia.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $1,221,836 for the nine months ended September 30, 2004 compared to $607,097 for the nine months ended September 30, 2003, an increase of $614,739 or 101%. Included in general and administrative expenses for 2004 was expenses of $338,967 incurred by the Asiaco subsidiaries. Excluding expenses incurred by the Asiaco subsidiaries, general and administrative expenses for 2004 would have been $882,869. General and administrative expenses, excluding the Asiaco subsidiaries, increased by $275,772 or 45% for the nine months ended September 30, 2004. The increase in general and administrative expenses was attributable to an increase in compensation expenses, consulting fees, public relation services, maintenance expenses, rental expenses, professional fees and higher management fees payable to a company in which Mr. Patrick Lim, the Chairman and Chief Executive Officer of the Company, has a financial interest. The management fee was charged on the basis of time spent for the administration and management services provided to the Company. Management fees incurred to a related party were increased to $7,105 per month for the nine months ended September 30, 2004.

INTEREST EXPENSE

Interest expense increased by $16,637, or 177%, to $26,051 for nine months ended September 30, 2004 as compared to $9,414 for the nine months ended September 30, 2003. Interest expense for the nine months ended September 30, 2004, included $13,500 related to a $500,000 convertible term note issued on June 4, 2004, and accounted for approximately 52% of total interest expense for the nine months ended September 30, 2004.

GAIN ON DISPOSAL OF ASSETS, RELATED PARTY

Gain on disposal of assets, related party, for the nine months ended September 30, 2004 and 2003 included recognition of a previously deferred gain of $225,679 and $48,157, respectively, related to a similar amount the Company received from its long-term receivable, related party. The receivable balance and total deferred gain was $555,000, respectively, as of December 31, 2003. This amount arose in the year ended December 31, 1998 when the Company sold assets used in the operations of a subsidiary to a related company. Due to the uncertainty of collection of the related receivable, the related gain on the sale of the assets was deferred and is to be recognized only after all costs have been recovered and as payments are received. During the year ended December 31, 2002, payments received by the Company exceeded all remaining costs. As a result the Company's long-term receivable, related party and deferred gain balances were reduced to $329,321 respectively, as of September 30, 2004.

NET INCOME

The Company recorded net income of $495,127 for the nine months ended September 30, 2004 compared to a net income of $692,792 for the nine months ended
September 30, 2003. Net income for the nine-month period ended September 30, 2004 and 2003 included recognition of a deferred gain of $225,679 and $48,157, respectively. Excluding these non-recurring transactions, the recorded net income would have been $269,448 and $644,635, respectively, for the nine-month periods ended September 30, 2004 and 2003.



LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2004, the Company had net cash of $232,985, and restricted cash of approximately $6,000,000 from the sale of securities to the Master Fund.

On May 28, 2004, the Company entered into agreements with the Master Fund to secure a $7.0 million funding through private placement of securities consisting of a convertible term note, convertible preferred stock issued by a subsidiary corporation, SDA America, Inc., and warrants to purchase common stock of the Company. The Company has secured from the Master Fund:

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

Pursuant to an amendment to the agreements governing the terms of the Series A Preferred in August 2004, the Master Fund may convert a portion of the Note and Series A Preferred as follows: the first $2,000,000 of conversions have been reset to a price of $0.20 per share (whether as principal repayment or accrued and unpaid interest or dividends); the next $1,000,000 of conversions have been reset to a price of $0.25 per share. The remaining conversions permitted under the terms of the original securities issuance will remain unchanged at $0.35 per share. In addition to resetting the conversion prices for a portion of the transaction, the amendment provides for all dividend and interest payments payable under the investment would accrue, rather than be payable in cash, until the next conversion into common stock occurs. The amendment provides for a waiver of cash payments of interest or dividends due prior to the execution of the amendment, with any such amounts to be accrued to the amounts payable under the terms of the Note or Series A preferred.

Pursuant to the Securities Purchase Agreement between the Master Fund and the Company and a restricted account agreement entered into by the Company, the Master Fund and a US bank, the $6,500,000 investment was deposited into a restricted account as security for the performance of the Company and its subsidiaries' obligations to the Master Fund. The proceeds, which are restricted to making acquisitions of other companies that meet agreed to criteria for sales, profitability and accounting standards, may be released from the restricted account following the receipt of confirmation from the Securities and Exchange Commission ("SEC") that an effective registration statement under the Securities Act of 1933 with respect to such investment has been declared effective and the preferred stock is converted into the common stock of the Company pursuant to the relevant transaction documents.

Pursuant to Amendment No. 2 to the SPA executed on November 15, 2004, the Master Fund agreed to remove the Listing Condition from the SPA. As consideration for the removal of the Listing Condition, the Company agreed to issue to the Master Fund warrants to purchase 1,300,000 shares of the Company's common stock. The warrants have a seven-year term and an exercise price of $0.35 per share.

For the nine months ended September 30, 2004, all operations were funded from internally generated funds and working capital advanced by Mr. Lim, the Company's principal shareholder, Chief Executive Officer ("CEO"), Chairman and Director. As of September 30, 2004, the Company owed Mr. Lim $18,650. Additionally, as of September 30, 2004, the Company owed an affiliated Company, in which Mr. Lim has a financial interest, $102,732 for short-term cash advances made to a subsidiary of the Company for working capital purposes from time to time and for management fees. These amounts are unsecured, bear no interest and have no fixed terms of repayment.

Cash used in operating activities of $434,568 for the nine months ended September 30, 2004 was mainly attributable to higher general and administrative expenses.

Net cash provided by investing activities of $5,901 was mainly due to proceeds from sale of equipment.

Net cash provided by financing activities of $544,391 was primarily due to conversion of preferred stocks of a subsidiary to the Company's common stock by the Master Fund, net of costs incurred in connection with the debt and securities issued to the Master Fund.

In addition to internally generated funds and financial support from a director and major shareholder, the Company may seek to raise additional funds from equity or debt financing for its future working capital requirements. As of September 30, 2004, the Company has furniture and equipment of approximately $1.3 million for the roll out of its portal, build-out of VISIONET and implementation of its business plan. The Company estimates that it would require additional capital expenditures of up to $2.0 million to implement its business plan to become a total system solution provider involved in application development, network operation, delivery of value added applications and services; and sale of its EyStar SmartHome Console. The Company has also committed to an initial purchase of software and hardware valued at $50,000 in conjunction with its announced strategic collaboration with Aptilo Networks, Sweden.

The Company will also be expanding into new businesses that include provision of secured shipping and supply chain management services. The Company expects to incur further expenses to acquire companies and technologies that are synergistic to the new businesses and will help the Company to rollout the new businesses in the shortest time possible. During 2003, the Company incurred $263,000 in the establishment and acquisition of new subsidiaries and associates relating to its new businesses. For 2004, the Company estimates that it will incur an additional $2.1 million to acquire the business, net assets and equity interest in companies synergistic to its planned new businesses. In addition, the Company estimates that it will require a further $2.0 million to finance the set-up cost of its new businesses. The Company also expects that it will require a further $2.0 million to finance the working capital of its new businesses and the operation of its newly acquired and/or established subsidiaries and associates.

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

On July 7, 2004 the Company announced teaming agreements with two unaffiliated entities to collectively pursue projects to enable the search and match of DNA data for newborns and registered criminals for use primarily by the Government of Malaysia. The project may be developed by a joint venture company led by the Company. The project may be financed by internally generated funds. Additional financing in the form of a grant may be sought from the Multimedia Development Corporation, a Malaysian Corporation charged with the responsibility of implementing the Multimedia Super Corridor (MSC), a Malaysian initiative for the global information and communication technology (ICT) industry.

The Company will continuously evaluate its financing requirements and may decide to consider alternative modes of financing.

Contractual Obligations:
                                                                            Payment due by period
                                                                      ---------------------------------
                                                                       Less than
                                                   Total                1 year              1 - 5 years
                                                   -----               ---------            -----------
Capital lease obligations                   $          128,310    $           59,077    $           69,233
Convertible term note obligations           $          446,338    $          135,507    $          310,831
Bank borrowings                             $          199,070    $           50,000    $          149,070
Operating lease commitments                 $          113,900    $           44,000    $           69,900


ITEM 3. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission (the "SEC") rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On December 22, 2003, the Company commenced a lawsuit in the Chancery Division, Hunterdon County, New Jersey against seven anonymous Internet posters, alleging that the posters had made false statements on certain message boards sponsored by Terra Lycos, Inc. (Ragingbull.com) and Yahoo! The Company reached agreements with the principal defendants by obtaining certain representations that the defendants were not former employees or engaged in the manipulation of the Company's common stock and, in one instance, settled with a defendant who will make a nominal payment and agreed to publish a retraction. The Company has elected not to continue the litigation against the remaining defendants.


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     On July 30, 2004, the Company issued 240,000 shares of common stock to a consultant, pursuant to a compensation agreement dated July 15, 2004, under which the Company is to issue an aggregate of 960,000 shares of its common stock to the consultant as payment for services to be rendered to the Company for the twelve-month period ending July 14, 2005.

     On August 1, 2004, the Company granted options to purchase an aggregate of 300,000 shares of the Company's common stock at $0.30 per share to a consultant for services to be provided to the Company. These options are exercisable through July 2009, contingent upon continuous service by the consultant through specified dates. 100,000 options are exercisable on January 31, 2005, 100,000 options are exercisable on April 30, 2005 and the remaining 100,000 options are exercisable on July 31, 2005.

     On August 3, 2004, the Company granted certain officers, directors and employees of the Company options to purchase up to an aggregate of 2,000,000 shares of the Company's common stock at $0.20 per share. The options are exercisable through August 2009, contingent upon continuous service by the officers/directors/employees through specified dates. 500,000 options are exercisable on October 3, 2004, 200,000 options are exercisable on February 3, 2005, 500,000 options are exercisable on August 3, 2005, and the remaining 800,000 options are exercisable in equal numbers on each of February 3, 2006, 2007, 2008 and 2009, respectively.

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

     Each of the foregoing issuances of unregistered securities was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof, as transactions not involving a public offering.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


ITEM 5. OTHER INFORMATION

     None.


ITEM 6. EXHIBITS

    (a) Exhibits

          10.1 Consulting Agreement dated as of July 15, 2004 between Secured Digital Applications, Inc. and Soong Kwong Choon (superseding exhibit
          4.1 to the  Company's  Form  S-8,  as  filed  with the SEC on July 16,
          2004).

          10.2 General Facility Agreement, dated as of September 30, 2004 between Bumiputra-Commerce Bank Berhad and Gallant Zone (M) Sdn Bhd

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

                                      SECURED DIGITAL APPLICATIONS, INC.
                                           (Registrant)



DATE: NOVEMBER 16, 2004               BY: /s/ Patrick Soon-Hock Lim
                                          -------------------------
                                              Patrick Soon-Hock Lim
                                              Chairman & Chief Executive Officer



DATE: NOVEMBER 16, 2004               BY: /s/ Chee Hong Leong
                                          -------------------
                                              Chee Hong Leong
                                              Chief Financial Officer
                                             (Principal Financial Officer and
                                              Principal Accounting Officer)