Form 10KSB
period 2004-12-31
SECURED DIGITAL APPLICATIONS INC
filed 2005-04-15
CIK 940516

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2004
                           COMMISSION FILE NO. 0-25658

                       SECURED DIGITAL APPLICATIONS, INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

           DELAWARE                                     84-1357927
  (STATE OR OTHER JURISDICTION                        (IRS EMPLOYER
        OF INCORPORATION)                          IDENTIFICATION NO.)

                                11, JALAN 51A/223
                               46100 PETALING JAYA
                               SELANGOR, MALAYSIA
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

                               011 (603) 7956-7026
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                       N/A
          (FORMER NAME OR FORMER ADDRESS, IF CHANGED SINCE LAST REPORT)

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

     Issuer's revenues for its most recent fiscal year: $20,438,030

     The aggregate market value of the voting stock of the Company held by non-affiliates as of April 13, 2005 was approximately $7,775,490.

     The number of shares outstanding of the Company's common stock, as of April 13, 2005, was 95,035,678.

     Documents incorporated by reference: None

                                TABLE OF CONTENTS


PART I
Item 1     Description of Business
Item 2     Description of Property
Item 3     Legal Proceedings
Item 4     Submission of Matters to a Vote of Security Holders

PART II
Item 5     Market for Common Equity and Related Stockholder Matters
Item 6     Management's Discussion and Analysis
Item 7     Financial Statements
Item 8     Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
Item 8A    Controls and procedures
Item 8B    Other information

PART III
Item 9     Directors, Executive Officers, Promoters and Control Persons; Compliance
                  with Section 16(a) of the Exchange Act
Item 10    Executive Compensation
Item 11    Security Ownership of Certain Beneficial Owners and Management and
           Related Stockholder Matters
Item 12    Certain Relationships and Related Transactions
Item 13    Exhibits
Item 14    Principal Accountant Fees and Services

SAFE HARBOR STATEMENT

     This Form 10-KSB and other reports filed by the Company from time to time with the Securities and Exchange Commission, as well as the Company's press releases, contain or may contain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Information is provided that is based upon beliefs of, and information currently available to, the Company's management, as well as estimates and assumptions made by the Company's management. The Company is including this cautionary statement in this Form 10-KSB to make applicable and to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by or on behalf of us. Statements that are not statements of historical fact may be deemed to be forward-looking statements. Forward-looking statements can be identified by the use of forward-looking terminology such as "believes", "may", "should", "anticipates", "estimates", expects", "future", "intends", "hopes", "plans" or the negative thereof. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause actual results of the Company to vary materially from historical results or from any future results expressed or implied in such forward-looking statements.

     These factors include, among others, the following: the revocation of the Company's broadband network operator's license, the inability to successfully implement its business plans, the cancellation or postponement of contracts that the Company has entered into in connection with its business, the inability to obtain services provided by other communications companies or service providers, the inability of the Company to raise capital on a timely basis, the inability of the Company to meet certain covenants contained in its financing agreements, existing and future government regulations, the failure to retain qualified personnel, competitive pressures and potentially adverse tax and cash flow consequences resulting from operations in multiple countries with different laws and regulations, and the general economic and business conditions in Malaysia, the United States and the other countries in which we do business, primarily in Asia. The Company does not undertake to update, revise or correct any forward-looking statements.

     The Company will provide copies of its annual report, including audited financial statements to its security holders. We also file periodic reports with the Securities and Exchange Commission as well as reports on Form 8-K, proxy or information statements and other reports required of publicly held reporting companies. The public may read and copy any materials the Company files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains the reports, proxy and information statements, and other information that the Company files electronically with the SEC, which is available on the Internet at www.sec.gov. Further information about the Company and its subsidiaries may be found at www.digitalapps.net, www.eystar.com and www.gallant-it.com.my.

ITEM 1.   DESCRIPTION OF BUSINESS.

Secured Digital Applications, Inc. ("SDA" or the "Company") is an information technology systems integrator and value-added developer of practical applications for digital technology. Through its subsidiary operating companies, SDA offers products in diverse lines of business including the development of internet content, digital security and biometric products, broadband telecommunications, secured shipping, value-added sales of hardware and software and retail sales of Apple computer products and accessories. SDA began operations as a business organized under the law of Malaysia and following a merger with a Colorado corporation in 1999 began to do business as Digital Broadband Networks, Inc. On June 5, 2002, we reincorporated under Delaware law by merging the existing Digital Broadband Networks, Inc. with and into a wholly owned subsidiary organized under Delaware law. On January 28, 2004, we changed our name to Secured Digital Applications, Inc. in order to reflect the changed focus of the Company. Our operations are in Asia, primarily in Malaysia, where our home office is located.

     The principal business address of the Company is 11, Jalan 51A/223, 46100 Petaling Jaya, Selangor, Malaysia. The United States address of the Company is 10th floor, 230 Park Avenue, New York, NY 10169.

     As of April 13, 2005, the Company had a total of 95,035,678 shares of common stock issued and outstanding. The Company has not been subject to any bankruptcy, receivership or similar proceeding. We have not engaged in any material reclassification, merger, consolidation or sale of a material amount of assets not in the ordinary course of business. The Company has, however, acquired several new subsidiaries during the prior three years. The Company also sold certain assets during 2004, which were not significant. The acquisitions and sales of assets are discussed below.


BUSINESS

     The Company is a system solution provider, seeking to develop and commercialize practical applications of digital technology. We are involved in value-added application development, broadband network operation, the sale of devices that utilize broadband networks and the sale of biometric security devices. Beginning in 2003, the Company has also sought to develop secured shipping and supply chain management services. In October 2004, we expanded into the business of selling Apple computer products and other information technology products and services through the acquisition of the Gallant group of companies. The Company's principal operations during 2004 included the development and operation of a wireless broadband network in Malaysia, the development of interactive, multimedia content for the Internet and the development, licensing and/or sale of specific products and applications that utilize the capacities of a broadband network. These products include the EyStar SmartHome Management System, broadband modems, biometric systems and Internet-based cameras. We also generate revenue from the sale, rental and servicing of material handling equipment through our subsidiary, Armor Multi Systems ("AMS") (f/k/a Asiaco Multi Corporation). In addition, beginning in October 2004, the Company generated additional revenue from the sale of Apple computer products in Malaysia and from the supply and provision of information technology products and services through the Gallant group of companies.

     The Company conducts its principal operations in Malaysia, and has the following subsidiaries:

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

5.   Armor Multi  Systems Sdn Bhd ("AMS")  (f/k/a Asiaco Multi  Corporation  Sdn
     Bhd), presently a wholly owned Malaysian subsidiary of SDAM, was incorporated as a special vehicle to acquire the businesses and selected net assets of Asiaco Material Handling Sdn Bhd ("AMH") and its subsidiary, associate and related companies ("the Asiaco Group"), based in Malaysia.

6. Secured Shipping Sdn Bhd ("SS"), a wholly owned Malaysian subsidiary of SDAM, presently provides consulting services on the implementation of secured shipping services and supply chain management.

7. Asiaco Services Sdn Bhd ("ASS"), a 60%-owned Malaysian subsidiary of AMS, is primarily involved in providing maintenance, repair and restoration services for all material handling equipment.

8. Digital Image ID Sdn Bhd ("DID") (f/k/a Vista Positive Sdn Bhd), presently a wholly-owned Malaysian subsidiary of SDAM, will be used as a joint venture vehicle to undertake a project with the Company's partners and a leading Malaysian IT company to enable the search and match of DNA data for newborns and registered criminals, for use primarily by the Government of Malaysia.

9. Gallant Service Centre (M) Sdn Bhd ("GSC"), SDAM's wholly-owned subsidiary from the date of acquisition on September 29, 2004 is primarily involved in the provision of scheduled maintenance and repair services for information technology products. The Company is using GSC as the special vehicle for its investment in the Gallant group of companies.

10. Gallant IT Holdings Sdn Bhd ("GIH"), GSC's 55% owned subsidiary, from the date of acquisition on September 29, 2004 is primarily involved in the supply and provision of information technology products and services.

11. Gallant Zone (M) Sdn Bhd ("GZ"), a wholly-owned subsidiary of GIH, operates 2 retail outlets in Malaysia for the sale of Apple computer products and accessories.

12. Gallant IT Distribution (M) Sdn Bhd ("GID"), a wholly-owned subsidiary of GIH, is currently dormant.

13. Gallant Focus (M) Sdn Bhd ("GF"), a wholly-owned subsidiary of GIH, is currently dormant.

14. Innospective Sdn Bhd ("ISS"), a 55%-owned subsidiary of the Company from April 2005, is a systems integration firm specializing in the design, development and implementation of wireless applications and electronic solutions.

     At December 31, 2004, the Company, including its newly acquired subsidiary companies, had a total of 50 employees, all of whom were employed in Malaysia. EMI and SDAA, both wholly owned U.S. subsidiaries do not have any employees. In an effort to reduce its operating costs, the Company has outsourced its labor-intensive content production work to third parties. The Company plans to recruit additional employees in 2005 to further strengthen its sales and marketing division.

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

Apple, Digital Lifestyle and Information Technology Products

With the acquisition of a majority interest in the Gallant Group of companies in October 2004, the Company expanded into the retail business. The Gallant Group of companies is a leading Malaysian provider of information technology products and services and one of the country's top resellers of Apple computer products. The Company, through its interest in the Gallant group, is licensed by Apple Computer South Asia Pte Ltd ("Apple") to operate as a Tier-1 Apple reseller in Malaysia. In addition to Apple products, the Company also sells other digital lifestyle products that are compatible with Apple products, for example Mac accessories, I-Pod accessories, smart phones and other information and communication technology products. The Company also attained the status of preferred partner for education institutions in Malaysia from two leading multimedia software houses, Macromedia and Adobe. In addition, the Company undertakes projects to supply computer hardware and software to educational institutions, corporations and government agencies in Malaysia. The Company is a registered government contractor licensed by Malaysia's Ministry of Finance to provide or supply the following products and services to government departments and agencies: computer and related IT services, networking products and services, teaching aids, software products and services, personal computers and related peripherals and services, digital cameras and related equipment, and multi-user systems and services. In Malaysia, only registered government contractors licensed by the Ministry of Finance are authorized to provide or supply products and services to the Government.

In late November 2004, the Company announced that it had executed a letter of intent to acquire a 51 percent interest in MacAsia Sdn Bhd, a Apple professional video reseller in Malaysia that specialized in retail sales of video post production hardware based on Apple's Final Cut Pro software and BMD's high quality Decklink I/O cards. The transaction was initially scheduled to close in December 2004, but has been delayed as a result of activities undertaken by the parties during the due diligence process. The Company has not withdrawn from the transaction but has reserved its right to do so. Management has not determined whether the Company will proceed with the transaction.

SYSTEM INTEGRATION, PRODUCT DEVELOPMENT SERVICES AND DESIGN CONSULTING

     Following the acquisition of Innospective Sdn Bhd ("ISS") in April 2005, the Company expanded into the systems integration business specializing in the design, development and implementation of wireless applications and electronic solutions. ISS provides its clients a total product development solution covering the following areas from conceptualization to final product: design selection, application development, printed circuit board design, production support, testing and measurement service, regulatory approval consulting, and technical support for final products. ISS's business activities include providing turnkey solutions for wireless communications, controls and security, home and office automation, development of personal digital assistants, automatic vehicle locating systems and vehicle immobilizer systems; and supply, installation and commissioning of testing and measurement equipment. In addition, Innospective provides technical design consulting services and technical training services.

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

Secured Shipping Services

     By combining its supply chain management systems with technology like Radio Frequency Identification (RFID) and Global Positioning System (GPS) tracking systems and biometric security systems and solutions, the Company has entered the business of offering secured shipping services to assist exporters to the United States to comply with the Container Security Initiative (CSI). The Company's secured shipping services provide for the electronic tagging of containers using a GPS tracking device that allows consignees to know where the containers are in real-time and whether the container has been tampered with. Electronic tags also help importers and exporters to track their shipments, an essential element of the just-in-time shipping system commonly employed by manufacturers, importers and exporters. The Company's secured shipping services is suited to identification applications that provide a high level of security, non-line-of-sight reading at long ranges and reliable performance in harsh environments. The underlying value of the Company's secured shipping services is a drive toward the end-to-end visibility of parts, materials and products as they move through the supply chain. The technology offered by the Company can be applied for interoperability across all transportation modes, encompassing air, ocean and land.

THE ASIACO TRANSACTIONS

     The Company first entered the secured shipping services through the announced acquisition of a group of affiliated companies known as the Asiaco group. Although the Company has continued to pursue a line of business in secured shipping, management has determined that it will not use the Asiaco group as the principle vehicle to develop this line of business and has concluded that it would not be in the best interest of the Company to close remaining transactions to acquire certain entities within the Asiaco group. In furtherance of managements decision not to proceed with the remaining Asiaco transaction, the Company has sold certain assets acquired from Asiaco and deemed by management to be under preforming.

     On November 17, 2003, the Company announced that its subsidiary, SDAM, had signed a definitive agreement with Asiaco Material Handling Sdn Bhd ("AMH") to purchase, through AMS, to acquire the businesses and selected net assets of Asiaco Material Handling Sdn Bhd ("AMH") and its subsidiary, associate and related companies ("the Asiaco Group"). Pursuant to this agreement, the Company acquired equity interests in five Malaysian companies on December 9, 2003: 80% in Asiaco Material Handling (East Coast) ("AEC"), 67% in Asiaco Logistic ("ALG"), 60% in Asiaco Services ("ASS"), 46% in Asiaco Transport ("ATP") and 33% in Asiaco Engineering ("AEG"). On February 9, 2004, the Company acquired a 62% equity interest in Asiaco Taiping ("ATG"). Throughout 2004, the Company was working towards completing the transfer of business, customers and selected net assets (selected assets less selected liabilities) from Asiaco Pack Trade Sdn Bhd ("APT"), Asiaco Heavylift Sdn Bhd ("AHL"), Asiaco Selangor Sdn Bhd ("ASL"), Asiaco Melaka Sdn Bhd ("AML"). However, due to the failure of AMH to obtain necessary approvals from relevant authorities to and comply with certain terms and conditions in the definitive agreement, the Company decided not to proceed with the purchase of businesses and selected net assets of other Asiaco Group in December 2004. In addition, in December 2004, the Company sold its equity interests in AEC, ALG, ATG, ATP and AEG.

     In November 2003, the Company incorporated a Thai company, Asiaco Multi Corporation (Thailand) Co. Ltd ("AMCT"), which was to be used as a special vehicle to acquire the net assets and business of Asiaco Material Handling (Thailand) Co. Ltd. ("AMHT"). In December 2004, following the Company's decision not to proceed with the acquisition of the businesses and net assets of the Asiaco Group, the Company also terminated the acquisition of net assets and business of AMHT.

EYSTAR SMARTHOME CONSOLE

     The multi-protocol EyStar SmartHome Management System is a gateway device that bridges external data networks such as the Internet to internal home networks like Ethernet, telephone line, power line and the 802.11b wireless LAN, eliminating the need for any additional wiring in the home. The Console has the capacity to enable value-added services to be offered to subscribers. These services include home healthcare in conjunction with hospitals and health advisors; interconnection and control of appliances produced by different manufacturers; and security applications that allow subscribers to check on their homes remotely. This Console is designed to operate on both the narrow and broadband fixed line/wireless networks and can be linked to the SmileCAM, another product marketed by the Company.

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

     In September 2001, the Company entered into a strategic collaboration with Aptilo Networks, Sweden, to deploy local mobile networks ("LMNs") in Malaysia and the Asian regional markets. The Company anticipates that the successful integration of LMNs with VISIONET will enable consumers to receive live video streams from their handheld devices and laptops, and to access the Internet and their corporate intranets at near T1 speeds remotely from public locations in the "travel ribbon" such as hotels, airports, restaurants, conference centers, shopping malls and coffeehouses. The first integrated VISIONET-LMN cell was deployed during the fourth quarter of 2001 to connect a number of access points to Bluetooth and wireless LAN 802.11b standard devices. This mobile network features Aptilo's latest billing solution that enables the Company to offer value-added applications and services to users without the need for any prior registration as a subscriber. The Company is optimistic that this method of payment from Aptilo will ultimately attract more users to VISIONET and reduce capital expenditures and monthly operating costs. Furthermore, the integrated network provides the Company with the ability to expand its broadband network from fixed wireless into the mobile broadband market. The Company has committed to an initial purchase of software and hardware from Aptilo valued at $50,000. The Company believes that this strategic relationship with Aptilo may broaden VISIONET's user base and generate additional revenue in 2005.

     In December 2002, the Company's subsidiary, SDAM executed an Agreement with Telekom Sales and Services Sdn Bhd ("TMSS"), a subsidiary of Telekom Malaysia Berhad, to sell, distribute and promote broadband access over standard copper telephone lines using Digital Subscriber Line technology. The service, brand named TMnet Streamyx, was first launched in August 2002. TMnet Streamyx is a high speed access service providing "always-on" connection to the Internet. This service currently covers 100 urban locations in Malaysia. The agreement with TM was for an initial period of one year and maybe extended for a further period to be agreed by both parties. This agreement was renewed for a further one-year term commencing July 1, 2004.

     At year-end 2002, VISIONET was rolled out as a backhaul network in the Klang Valley linking WiFi hotspots established by third parties to provide wireless Internet access services. The Company is in discussions with TMSS on using VISIONET to extend TMNet's Streamyx service coverage to locations currently not served by TMSS.

BIOMETRICS SECURITY PRODUCTS

     During 2002, the Company entered into agreements in which it obtained the rights to sell and service certain products that utilize broadband technologies in the areas of identification and security. In December 2002, the Company's subsidiary, SDAM executed an Agreement with Sintec Corp, South Korea ("Sintec"), to sell, distribute and promote their SmileCAM remote video surveillance cameras in Malaysia, Thailand, Singapore, Vietnam and Brunei. The agreement is for an initial period of two years and will thereafter be automatically renewable for one-year terms on each anniversary. Under the terms of the agreement, Sintec will grant the Company exclusive distribution rights for its products in Malaysia if the Company purchases an agreed minimum value of products from Sintec during 2003 and 2004. The agreement with Sintec expired in December 2004 and was automatically renewed for a further one year period. SmileCAM cameras are used for Internet based security and entertainment applications and can be integrated with the EyStar SmartHome Console to provide a value added security solution for corporate and residential users. SmileCAM cameras include features such as automatic motion detection and tracking, and sending live streaming video to an Internet browser. Combined with applications and solutions developed by the Company, the Company believes that SmileCAM cameras offer to purchasers useful features such as the ability to record intrusion, owner notification by ordinary telephone, live video, remote security options and forwarding of images by use of the Internet.

     In January 2003, the Company signed a Reseller Agreement with FaceKey Corporation ("FaceKey") to sell FaceKey's biometric-based products. The agreement is for one year and will thereafter be automatically renewable for two-year terms on each anniversary. Under the terms of the agreement, FaceKey will grant the Company exclusive distribution rights for its products in
Malaysia if the Company purchases an agreed minimum value of products from FaceKey during 2003. Although the Company achieved minimum sales in 2003, the agreement with Facekey was automatically renewed for another two years commencing January 2004. FaceKey develops products to control access, record time and attendance and restrict use of personal computers by using two biometric technologies, face recognition and fingerprint matching in a manner that will be highly competitive with magnetic cards, PIN numbers and passwords. The combination of both face and fingerprint recognition technologies is believed by the Company to be extremely reliable, providing a security level equivalent to a DNA test. The Company expects to commence generating revenue from FaceKey's products in the second half of 2005.

     In December 2003, the Company was also appointed by Testech Inc. ("Testech") of South Korea to distribute its biometrics security products. Testech's product range includes fingerprint access control systems, fingerprint time and attendance, fingerprint door lock and fingerprint authentication
module.   These  products   support  both  TCP/IP   protocol  and  RS422  serial
communication. Four different combinations of authentication methods are utilized: fingerprint, pin number with fingerprint, pin number with smart card, and fingerprint with smart card. Testech holds a U.S. patent for contact light emitting fingerprint authentication sensor which is used in the above products. Testech's products are competitively priced for the mass market and enable the Company to have a wider range of biometric security products that could be customized to meet clients' requirements. The Company expects to commence generating revenue from Testech's products in the second half of 2005.

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

     The Company's subsidiary, GIH is a registered government contractor licensed by Malaysia's Ministry of Finance to provide or supply certain information and communication technology products and services to government departments and agencies. The license is due for renewal in December 2006, and its approval is granted solely at the discretion of Malaysia's Ministry of Finance.

     The Company's subsidiary, GIH operates as a Tier 1 Apple Reseller in Malaysia under an annual license granted by Apple that will expire in September 2005.

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

     The Company's subsidiaries also operate in highly competitive markets for sales, rental and service of material handling equipment, where price competition is intense and customer loyalty is low. The Company will also face competition from more established third party logistic providers and freight forwarders that have similar plans to the Company to provide supply chain management and secured shipping services in Malaysia.

     The Company's subsidiaries that operate retail business for Apple and Information Technology products are in a market highly sensitive to general economic conditions and cyclical changes in consumer demands and new technology developments.

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

     o    The market for the Company's new business line which  includes  sales,
          rental  and  servicing  of  material  handling   equipment  is  highly
          competitive with a large number of competitors.

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

     o    The  Company's  retail  business is  sensitive  to changes in cyclical
          consumer   demand,   general   economic   conditions   and  technology
          development.

     o    The Company  has entered  into  significant  contracts  with a limited
          number  of   businesses,   the  loss  of  which  would  be  materially
          detrimental to the Company's operations.

     o The Company has aggressively pursued strategic acquisitions of companies that it considers to have superior prospects in related lines of business, and these acquisitions may be unsuccessful and cause financial losses.

ENVIRONMENTAL LAWS

     To date, the Company has not incurred any material costs for compliance with any prevailing environmental laws of Malaysia or the United States.

PATENTS AND TRADEMARKS

     The Company has no patents. The Company's subsidiary, PTSB, has registered the name "VISIONET" as its service tradename and trademark with the Malaysian Registry of Trade Marks and Patents. In June 2002, SDAM registered the name "EyStar" as its service tradename and trademark with the Malaysian Registry of Trade Marks and Patents. No other intellectual property registration is pending.


ITEM 2. DESCRIPTION OF PROPERTIES.

     The Company's principal executive offices are located at No. 11, Jalan 51A/223, 46100 Petaling Jaya, Selangor, Malaysia. This office space is leased from an unaffiliated party. This lease expires on March 14, 2007 and provides for a two-year renewal option thereafter. A subsidiary of the Company leases an office from an unaffiliated party in Malaysia under a two-year operating lease, which expires in May 2006 and provides for a one-year renewal option thereafter. Another subsidiary of the Company leases two retail outlets in Malaysia. One lease expires in December 2006 and the other lease expires in March 2008 and provides for a three-year renewal option thereafter.

     The Company terminated the lease agreement for office space in Flemington, NJ on March 31, 2004. In April 2004, the Company entered into a one-year lease agreement with an unaffiliated party for office space at 10th Floor, 230 Park Avenue, New York, N.Y. This lease expired in March 2005 and has been automatically renewed for an additional one year.

     The Company believes that its existing and planned facilities are adequate for its current requirements and that suitable additional space will be available as needed to accommodate future expansion of its operations.

ITEM 3. LEGAL PROCEEDINGS.

     On December 22, 2003, the Company commenced a lawsuit in the Chancery Division, Hunterdon County, New Jersey against seven anonymous Internet posters, alleging that the posters had made false statements on certain message boards sponsored by Terra Lycos, Inc. (Ragingbull.com) and Yahoo! The Company reached agreements with the principal defendants by obtaining certain representations that the defendants were not former employees or engaged in the manipulation of the Company's common stock and, in one instance, settled with a defendant who made a nominal payment and published a retraction. The Company has elected not to continue the litigation against one remaining defendant.

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

     The table below sets forth the range of high and low bid quotations of the Company's common stock as publicly reported by Marketguide during the Company's 2004 and 2003 fiscal years. The following bid price market quotations represent prices between dealers and do not include retail markup, markdown, or commissions; hence, they may not represent actual transactions.

Year 2004                High          Low
                        -----         -----

First Quarter           $0.54         $0.32
Second Quarter          $0.41         $0.23
Third Quarter           $0.27         $0.18
Fourth Quarter          $0.33         $0.19

Year 2003                High          Low
                        ------        -----

First Quarter           $0.06         $0.02
Second Quarter           $0.28        $0.03
Third Quarter           $0.25         $0.12
Fourth Quarter          $0.69         $0.16


     As of April 13, 2005, 95,035,678 shares of the Company's common stock were outstanding, 8,530,000 shares of the common stock were held in the treasury and the number of holders of record of the common stock at that date was approximately 80. However, the Company estimates that it has a significantly greater number of shareholders because a substantial number of the Company's shares are held in "street names" by the Company's market makers. On April 13, 2005, the closing trade price for the Company's common stock was $0.17 per share.

     Under the Company's Articles of Incorporation, holders of common stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. No dividends on the common stock were paid by the Company during the periods reported herein. The Company has entered into certain agreements with regard to the sale of a convertible note and convertible preferred stock to the Laurus Master Fund that restrict the Company from paying additional dividends on its common stock until such time as the convertible note and convertible preferred have been converted into common stock, repaid or redeemed.

SALES OF UNREGISTERED SECURITIES

     On November 12, 2004, $26,594 principal of the Company's Convertible Term Note and $4,646 of accrued interest was converted by a Master Fund to 170,288 shares of the Company's common stock.

     On December 24, 2004, the Company reissued 500,000 shares of common stock from its treasury stock to a consultant at $0.20 per share as payment for services rendered to the Company and recognized $100,000 as compensation expenses.

     On December 24, 2004, the Company issued 169,735 shares of common stock at $0.20 per share for a total consideration of $33,268 to a consultant as payment for legal services rendered.

     On December 24, 2004, the Company issued 200,000 shares of common stock were issued to a consultant when he exercised options granted to him for an aggregate cash consideration of $24,000.

     There were no other sales of unregistered securities during the fourth quarter of 2004. All securities that have been issued or sold by the Company during the past three years, but were not registered under the Securities Act of 1933, as amended, have been reported in the Company's previous Forms 10-QSB.

PURCHASE OF EQUITY SECURITIES

     There were no repurchases of equity securities during the fourth quarter of 2004.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERVIEW

     During 2004, the Company achieved substantial growth in its revenues from continuing operations, to $20,438,030 compared to $15,858,153 in 2003, and achieved positive earnings for the third consecutive year. These revenues were mainly derived from the design, development and production of interactive multimedia websites and content and from the provision of project consulting services.

     Net income for the year ended December 31, 2004 and 2003 was $535,360 and $815,373 respectively. The Company's net income in 2004 included recognition of a deferred gain of $245,416 and income from discontinued operations of $1,425. The Company's net income in 2003 included recognition of a deferred gain of $73,157, receipt of $50,000 as compensation for rescission of a share purchase agreement and loss from discontinued operations of $10,951. Excluding these, the Company would have earned a net income of $288,519 and $703,137 for 2004 and 2003, respectively. The earnings per share of common stock, was less than $0.01 and $0.01 for the years ended December 31, 2004 and 2003, respectively.

     At year end 2004, the Company had total current assets of $11,775,141, net property and equipment of $1,256,861 and net tangible assets of $9,006,520. The Company's shareholders' equity at year end 2004 was $10,136,954.

     In 2004, the Company's revenue was generated from the following activities:

1. Designing, producing, hosting and distribution of interactive multimedia content, websites, programs and applications.

2. Developing and producing e-commerce programs and Internet-based security applications and solutions.

3. Providing project consulting services on broadband communications and networking systems for property development projects.

4.   Sale, rental and servicing of material handling equipment.

5. Sale of Apple products, computer hardware, software and provision of installation, repair and maintenance services for information technology products.

     The Company anticipates that these activities will continue to provide the principal sources of the Company's revenue in 2005. During 2005, revenue is also expected to be generated from application development, network operation, delivery of value-added applications and services; sales of biometric security products and solutions and sales of the EyStar SmartHome Management System. The Company expects revenue from the sale, rental and servicing of material handling equipment, sale of Apple products, sale of other information technology hardware and software and provision of information technology services. The Company also expects revenue to be generated from provision of product design consulting services, and sale of products and applications developed by its newly acquired subsidiary, Innospective Sdn Bhd.

     The Company conducts its principal operations in Malaysia. According to the Malaysian Institute of Economic Research, Malaysia's projected growth in Gross Domestic Products (GDP) for 2005 and 2006 is projected at 5.7% and 5.3%, respectively. In view of the expected growth and positive economic outlook, the Company will continue to focus its business activities in Malaysia for 2005 and beyond.

     For 2005, the Company is seeking to expand its business to include the development, integration and provision of secured shipping and supply chain management services. The Company believes it is able to combine its expertise in application development with biometric security solutions, Radio Frequency Identification and Global Positioning System tracking system to provide a total solution for supply chain management, secured shipping and third party logistic services. The Company's planned secured shipping and supply chain management services would include the following offerings:

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

The Company's decision to enter into the secured shipping and supply chain management industries was prompted by the following factors:

1. Large potential market for secured shipping services as indicated by burgeoning exports from Malaysia to the USA, which increased from $24 billion in 2002 to $28 billion in 2004 (source: US Census Bureau).

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

3. The implementation of the CSI program in two Malaysian ports, Port Klang and Port Tanjung Pelepas, would make it easier for the Company to market its new services to ocean carriers, exporters and manufacturers in Malaysia.

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

c) Pursuant to the same subscription agreement, the existing shareholders of GIH, who were retained as managers of GIH, provided a 12-month profit guarantee for the current business of GIH and its subsidiaries commencing from the date of closing, and such guaranteed profit shall be at least 20% above the profit achieved in the 2003 audited accounts of GIH.

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

GIH has the following wholly-owned subsidiaries:

i) Gallant Zone (M) Sdn Bhd ("GZ"), is a retailer of Apple products and a Tier 1 Apple reseller.

ii)  Gallant Focus (M) Sdn Bhd ("GF"), is currently dormant.

iii) Gallant IT Distribution (M) Sdn Bhd ("GID"), is currently dormant.

With the acquisition of the Gallant group of companies, the Company has strengthened its team for implementing information technology projects and has entered into the business of retailing Apple products.

The following table summarizes the estimated aggregated fair values of the assets acquired and the liabilities assumed from the Gallant group of companies at September 29, 2004, the date of the acquisition. The allocation of the purchase price is subject to refinement.

Cash                                                  $        26,397
Cash, restricted                                              271,866
Accounts receivable                                           163,895
Inventories                                                   445,775
Property, furniture and equipment                             115,300
Customer list                                                 189,000
Licenses                                                       65,000
Goodwill                                                      381,375
Bank overdraft and borrowings                                (468,447)
Term loan                                                    (199,070)
Accounts payable                                             (854,342)
Income tax provision                                           12,797
Minority interests                                           (103,495)
                                                      ----------------
                                                      $        46,051
                                                      ================

     Following the acquisition of the Gallant Group of companies, the Company expanded into the trading of Information and Communication Technology products
(ICT) business in 2004 with the following operations:

a) Operating as a retailer of Apple products and a Tier-1 Apple Reseller in Malaysia,
b)   Trading and retailing of ICT products, and
c)   Provision  of  installation,   repair  and  maintenance  services  for  ICT
     products.

     During 2005, the Company anticipates that it will continue to provide its existing multimedia development, consulting and broadband services, market the EyStar SmartHome Management System, introduce and actively market a new line of biometrics security products capable of integration with the EyStar SmartHome Management System and utilizing the Company's ability to provide applications support. These products are the SmileCAM, FaceKey and Testech devices. The Company believes that these devices, when linked with the broadband technology that the Company seeks to exploit, will provide customers with comprehensive security and identification systems for which it is believed there will be a significant market. The Company will also continue its presence in the material handling business through AMS and its subsidiary. The Company will also expand its business in ICT trading through the Gallant Group of companies. On March 28, 2005, the Company announced the opening of a second Apple retail center in the Hartamas Shopping Centre in Sri Hartamas, a suburb of Kuala Lumpur, Malaysia. The new outlet will expand on the "digital lifestyle" concept developed by the Company and offers a one-stop showroom for retailing of Apple products as well as products developed by the Company and its subsidiary Innospective Sdn Bhd ("ISS"). The center will also have a training facility.

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

     As a result of the Company's experience in rolling out the first VISIONET cell in December 2001, management has decided that it will be most advantageous to the Company to revise its strategy for exploiting its broadband license granted by the Government of Malaysia. The Company believes that the most effective use of the VISIONET infrastructure is as a point-to-point backhaul service provider to other broadband and telecommunications providers. This decision was based on feasibility studies that were conducted after the VISIONET cell was activated. During 2004, the Company intends to actively market VISIONET as a backhaul service provider, rather than as a telecommunications company that provides the "last mile" service. In particular, the Company has decided to use VISIONET as a backhaul link for local mobile networks that it plans to attempt to deploy in partnership with Aptilo Networks, Sweden. With this change in business strategy, VISIONET will no longer provide the last mile link between a cell based radio station and retail users. The Company will instead construct a wireless highway or backhaul linking the cell based radio stations established by existing telecommunication companies and ISPs. The Company is hopeful that it will conclude contracts with a number of telcos and ISPs on the use of VISIONET as a backhaul link during 2005.

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

Significant Contracts

     For the year 2005, the Company hopes to generate additional revenue arising from the contracts described below. This description is intended to provide the reader with a description of the principal activities of the Company that are anticipated in 2005. Although the Company provides its current estimates of the time in which the contracts will be performed, revenues that may be generated and/or sales that are projected, there can be no assurance that the contracts will be performed as anticipated or that the revenues or sales projected will be realized by the Company. The contracts may be terminated, limited, breached or delayed, may be subject to force majeure clauses or the obligations to pay for services rendered or products received may not be fulfilled. The Company does not undertake to continually update its Shareholders about the status of its contracts in the absence of legal obligation to do so.

a) In August 2001, the Company was awarded a consulting contract, estimated to generate revenue of $2.85 million over a three year period, through August 2005, to carry out the planning, design, project execution (including contract and project management) of all broadband communications and networking systems/services for Pulau Indah-Marina Village, a water oriented luxury resort, residential, hotel and spa project. Up to December 31, 2004, the Company has generated $1,038,000 of revenue on this contract, of which $467 and $571,000 was generated during the year ended December 31, 2004 and 2003, respectively.

b) In December 2001, the Company entered into a marketing agreement with Worldlink Dotcom Sdn. Bhd. (Worldlink) to distribute its service gateway for home/office automation in Malaysia, Singapore and Australia. In 2002, Worldlink promoted the Company's service gateway to potential resellers and channel partners in the targeted markets. The Worldlink contract was projected by the Company to generate revenues of $4.0 million in 2003. Worldlink has not been able to secure any new sales to date. The Company will continue to work with Worldlink in the marketing of its service gateway.

c) In January 2002, the Company appointed Mutual Base Equity Sdn. Bhd. (MBE) as one of its distributors in Malaysia and Singapore for sale of the EyStar SmartHome Console. Under the terms of the Distributor Agreement, MBE has been appointed for an initial duration of 3 years commencing January 4, 2002. For fiscal years 2002, 2003 and 2004, MBE has been attempting to secure contracts for the supply of the EyStar SmartHome Console to property developers in Malaysia and Singapore but was not able to achieve the sales target of $17.5 million over the term of the agreement. The Company will continue to work with MBE to promote the EyStar SmartHome Console.

d) The Company will attempt to secure contracts from local mobile networks to be jointly deployed with Aptilo Networks in 2005.

e) In January 2002, the Company's subsidiary, PTSB, was awarded a contract to carry out the planning, design, and project execution of all broadband communications and networking systems/services for a commercial/housing project in Selangor, Malaysia. Under the contract, PTSB will receive a total contract sum of $550,000 over 36 months beginning January 2003. The project, featuring 312 serviced apartments, 62 units of retail shops/offices and 120 units of housing for a government agency, is expected to be completed by December 2004. As a total solution provider, PTSB will also be responsible for the supply of its EyStar SmartHome Console as well as providing value-added broadband applications such as high speed Internet access, security surveillance, multimedia conferencing, home automation and video-on-demand. Up to December 31, 2004, the Company has generated $527,000 of revenue, of which $216,000 and $274,000 was generated in 2004 and 2003, respectively, and expects to receive the balance of the contract sum through the first quarter of 2005.

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

g) In November 2002, the Company was contracted by MY Architect ("MYA"), a related party, to provide consulting services relating to home automation, home networking, energy cost saving, security surveillance and monitoring for MYA's current projects involving two major commercial and housing developments in Malaysia. The Company expects to receive $550,000 in consulting fees over 18 months beginning December 1, 2002. The contract was completed in 2004 and the Company had received the contracted sum in full. The contract generated revenue of $279,000 and $253,000 for the years ended December 31, 2004 and 2003, respectively. The Company is presently negotiating with the project developer to secure additional contracts, estimated at $4.0 million, for the supply and installation of the EyStar SmartHome Console and its security system sometime in the fourth quarter of 2005 in the two commercial and housing developments.

h) In April 2003, the Company contracted with MYA to carry out the design, supply and installation of all broadband communications, access control and network security equipment for a mixed property development project in Selangor, Malaysia, which features a total of 10 blocks of residential and commercial high-rise properties. The 30-month contract, expected to generate revenue of $3.2 million, commenced in the third quarter of 2003. Up to December 31, 2004, the Company has generated $409,000 of revenue from this contract, of which $354,000 and $55,000 was generated in 2004 and 2003, respectively.

i) In April 2003, the Company was awarded a $9 million contract by MBE for the supply of biometric security products and EyStar SmartHome consoles over a three-year period with the first delivery originally expected to commence in the fourth quarter of 2003. In December 2003, the Company was informed by MBE to postpone the delivery until further notice. Due to the uncertainty, revenue that will be realized from this contract during 2005 cannot be accurately forecast.

j)   In June 2003,  the  Company  signed a contract  to  implement  a  biometric security recognition and identification system comprising hardware, software and issuance of security identity cards over a ten-year period. The contract, which was expected to commence in the fourth quarter of 2003, after the finalizing of technical specifications with relevant regulatory authorities, was estimated to generate revenue of $15 million through the first quarter of 2005. To date, the technical specifications for the project have yet to be finalized by the relevant regulatory authorities and the Company has not received any indication on when the contract may commence. Due to the uncertainty, revenue that will be realized from this contract during 2005 may not be accurately forecast.

k) In June 2003, the Company was awarded a $2.0 million contract to supply and install a biometric security system for access control and time attendance in Malaysia. The project was estimated to commence during the fourth quarter of 2003 and be completed within six months of the commencement date. The Company was also awarded a maintenance contract for 5 years thereafter. This maintenance contract begins following the completion of the project and is expected to generate annual recurring revenue of approximately $250,000. The commencement of this contract has been delayed as the construction work on the project's property has yet to be completed. The developer of the project is unable to provide a definitive date for the completion of construction work. Due to the uncertainty, revenue that will be realized from this contract during 2005 cannot be accurately forecast.

l) In August 2003, the Company was awarded an $850,000 contract to supply, install and commission a biometric based Building Access Management and Monitoring System for a 40-story office complex in Kuala Lumpur, Malaysia. The system is designed to enhance security through the management and monitoring of visitors within a building complex or restricted area. The office complex is currently tenanted by government departments and agencies, embassies, corporations and trade missions. Implementation of this contract was expected to commence in the first quarter of 2004 and be completed by the second quarter of 2004. This project has been delayed as the Company was informed by the client to postpone installation work until further notice.

m) In November 2003, the Company's subsidiary, AMS, was awarded a $4.6 million contract to provide electronically secured cargo shipping services for goods bound for the United States to a shipping agency operating in Port Klang, Malaysia. The contract, which was expected to commence in the second quarter of 2004, was for an initial duration of fifteen months. This contract was rescinded by AMS as the client had failed to fulfill its obligation to complete the necessary facilities for implementation of the contract.

n) In December 2003, the Company announced that its subsidiary, AMS, was awarded a $4.92 million contract to provide a secured shipping service. The fifteen month contract was expected to commence in the first quarter of 2004. The contract calls for AMS to provide warehousing, transportation and monitoring of cargo from the time the goods leave the client's warehouse to the port of destination in the United States. The contract was canceled in December 2004 when the client informed AMS that it was facing financial difficulties and funding for the project was not forthcoming.

o) In March 2004, the Company's subsidiary, SDAM, was awarded three contracts by a related party, with an aggregate value of $3.81 million, for the supply and installation of a biometric security system in three developments in Malaysia. The first is a multiple-use real estate development project, consisting of 312 apartments and 65 office and retail units, located in Shah Alam, Malaysia. Due to delays in construction work, installation is now anticipated to begin in the second half of 2005 and to be completed by the first half of 2006. The second development is located in Templar Park, Malaysia consisting of 208 apartments and the third development is located in Cheras, Malaysia with 240 apartments. Due to delays in construction work, installation for the second and third development is anticipated to begin in the fourth quarter of 2005 and to be completed by the fourth quarter of 2006. Under the three contracts, SDAM will provide a comprehensive biometric security system that will include biometric technology for apartment door locks, elevator access control, and will control vehicle access into and out of the development and visitor registration.

p) In April 2004, the Company's subsidiary, SDAM, was awarded a contract valued at $1.9 million to deliver a biometric identification and verification system by the end of the fourth quarter of 2004. The contract calls for SDAM to provide a comprehensive biometric security system using face and fingerprint recognition technology for an office complex located in Brunei that has 1,200 staff employees. The system will include controls for building access control and employee time attendance. Commencement of delivery had now been postponed to the second half of 2005.

q) In May 2004, the Company's subsidiary, Secured Digital Applications (M) Sdn Bhd ("SDAM"), was awarded a contract valued at $2.2 million by Master Index Sdn Bhd ("MISB") to deliver, install and maintain a biometric identification and verification system for an office complex in Kuala Lumpur, Malaysia. The system is to be delivered and installed in the fourth quarter of 2004. A three-year maintenance contract will begin after installation. Commencement of delivery had been postponed to the second half of 2005.

r) In June 2004, the Company announced that it was awarded a contract, valued at $921,000, to develop, implement and maintain a secure
     business-to-consumer   e-commerce  portal  using  the  Company's  biometric
     security technology. Completion and implementation of the portal was scheduled for December 2004 but had been postponed until further notice as the client informed the Company that it needed more time to negotiate with its intended business partners on the features and requirements of the portal. Revenue to be generated from this contract in 2005 cannot be accurately forecasted. The e-commerce portal will allow only registered members to use the portal for online purchases and payments. Members will register by providing details of the identity, credit card information and biometric information. After registration when a member desires to make an online purchase, their identity will be verified and credit card information validated. This system will significantly reduce the risk of fraud and identity theft in online e-commerce transactions. In addition to the contract fee of $921,000, the Company also expects to generate annual recurring revenue by receiving a transaction fee for each completed online transaction and from a five-year contract to provide software and hardware upgrades plus system maintenance.

s) In July 2004, the Company announced it was awarded a $6.7 million contract to develop face and fingerprint authentication for credit card payments to be implemented in four countries in Asia. The contract is for the development and operation of a Biometrics (Face and Fingerprint)
     Authentication Center for credit card payments in Thailand, Brunei, Indonesia and Hong Kong. The objective is to achieve Zero-Fraud in credit card transactions. Customers targeted for the project include credit card issuers such as banks and other financial institutions, plus merchants accepting credit card payments. Revenues will be generated from sales and/or rental of Point-of-Sales terminals equipped with a USB camera and fingerprint reader and from transaction charges. The Company is currently developing a pilot system for evaluation by the customer. The trial of the pilot system is now expected to commence in the second half of 2005.

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

     Beginning in September 2001, the Company entered into a strategic collaboration with Aptilo Networks, Sweden, to deploy local mobile networks ("LMNs") in Malaysia and the Asian regional markets. The Company anticipates that the successful integration of LMNs with VISIONET will enable consumers to receive live video streams from their handheld devices and laptops, and to access the Internet and their corporate intranets at near T1 speeds remotely from public locations in the "travel ribbon" such as hotels, airports, restaurants, conference centers, shopping malls and coffeehouses. The first integrated VISIONET-LMN cell was deployed during the fourth quarter of 2001 to connect a number of access points to Bluetooth and wireless LAN 802.11b standard devices. This mobile network features Aptilo's latest billing solution that enables the Company to offer value-added applications and services to users without the need for any prior registration as a subscriber. Any user can now pay for instant network access to surf the Internet or purchase value-added applications on the spot by using their credit card. The Company is optimistic that this method of payment from Aptilo will attract more users to VISIONET and reduce capital expenditures and monthly operating costs. Furthermore, the integrated network provides the Company with the ability to expand its broadband network from fixed wireless into the mobile broadband market. The Company has committed to an initial purchase of software and hardware from Aptilo valued at $50,000. The Company believes that this strategic relationship with Aptilo may broaden VISIONET's user base and generate additional revenue in 2005 that is expected to contribute positively to the Company's cash flow.

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

     In December 2002, the Company's subsidiary, SDAM executed an Agreement with Sintec Corp, South Korea ("Sintec"), to sell, distribute and promote their SmileCAM remote video surveillance cameras in Malaysia, Thailand, Singapore, Vietnam and Brunei. The agreement is for an initial period of two years and will thereafter be automatically renewable for one-year terms on each anniversary. Under the terms of the agreement, Sintec will grant the Company exclusive distribution rights for its products in Malaysia if the Company purchases an agreed minimum value of products from Sintec during 2003 and 2004. The agreement with Sintec expired in December 2004 and was automatically renewed for a further one year. SmileCAM cameras are used for Internet based security and entertainment applications and can be integrated with the EyStar SmartHome Console to provide a value added security solution for corporate and residential users. SmileCAM cameras include features such as automatic motion detection and tracking, and sending live streaming video to an Internet browser. Combined with applications and solutions developed by the Company, the Company believes that SmileCAM cameras offer to purchasers useful features such as the ability to record intrusion, owner notification by ordinary telephone, live video, remote security options and forwarding of images by use of the Internet.

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

     On September 10, 2003, the Company's Malaysian subsidiary, SDAM entered into a letter agreement to establish a joint venture company, Temasya Wira Sdn Bhd ("TWSB"), to undertake the research and development of biometric security applications. SDAM will initially hold 60% of TWSB's equity while two Malaysian individuals will hold the remaining 40%. SDAM`s holding will eventually be diluted to 30% when EMI acquires 30% equity interest in TWSB after the completion of the joint venture agreement to be executed between the Company and FaceKey Corporation as described below. However, due to disagreement with TWSB's minority shareholders on the business and financial matters of the joint venture company, SDAM sold its 60% equity interest in TWSB in December 2004 to an unrelated party. SDAM is presently in the process of identifying new business partners for the intended joint venture company.

     On September 24, 2003, the Company announced that it had executed a Letter of Intent to form a joint venture with FaceKey Corporation ("FaceKey") to develop biometric applications for the MyKad "smart" national identification card ("MyKad") held by more than 7 million people in Malaysia. EMI will be used as the joint venture company to develop a system and applications utilizing FaceKey's face and fingerprint technologies to verify a live fingerprint and face with data stored in a smartcard, which permits retrieval of information about the cardholder electronically. Due to some disagreement over implementation and operational issues, the Company and Facekey are still negotiating the terms of the definitive agreement. The definitive agreement, which requires FaceKey to acquire a 49% equity interest in EMI, will be signed only after both parties have agreed on the terms of the development of applications for MyKad. EMI will subsequently acquire a 30% equity interest in a joint venture company to be established between Facekey, the Company and other Malaysian companies. The Company and FaceKey will be jointly responsible for marketing the products globally.

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

     In June 2004, the Company announced plans to conduct a field trial of an online biometric payment portal for electronic commerce and credit card transactions using biometric products and systems developed by its current partner companies for identification and verification during the second half of 2004. Due to delays in the development work, the field trial is not expected to commence until the third quarter of 2005. Merchants who sign up as clients of the payment portal will enroll their customers into the Company's system. Thereafter, the merchant's clients when making purchases will have their identity verified by using face and fingerprint biometric technology. After authentication of their identity, the transaction will be processed and payment approval sought from banks and credit card issuers. The Company intends to generate revenue by charging a fee based on a percentage of the transaction value executed through the portal. Implementation of the portal is scheduled for early 2006. The initial deployment of the portal would be for the Malaysian and Singapore markets with subsequent deployment across the Asia-Pacific region. After successfully implementing the payment portal for the Asia-Pacific region, the Company intends to introduce a similar portal for the North American market. The payment portal will be partly funded by internally generated funds and proceeds from the private placement of the Company's securities to the Master Fund.

     In connection with the development of the Company's businesses, products and services, the Company has from time to time entered into various agreements to acquire or license new products and technologies, to improve the effectiveness of its existing products, to expand the scope of the goods and services that it offers and to acquire companies with operations that are synergistic to its business plan. In some cases during 2004 the Company has experienced difficulties with such arrangements as a result of product performance or because such an agreement was determined to be inconsistent with the Company's present business plan, and as appropriate, the Company has decided not to pursue the arrangement further.

     On October 14, 2003, the Company announced that its subsidiary, SDAM, executed a letter agreement with Asiaco Material Handling Sdn Bhd ("AMH"), to acquire a 51% equity interest in each of three AMH Malaysian subsidiary companies. AMH and its subsidiaries are primarily engaged in supply chain management, land transportation, secured logistics as well as sale, rental and servicing of material handling equipment. On November 17, 2003, the Company announced that its subsidiary, SDAM had signed a definitive agreement with AMH to purchase, through AMS, the business assets and selected liabilities of AMH and seven companies in the Asiaco group. The definitive agreement also provides for AMS, to purchase a majority equity interest in the remaining sixteen companies in the Asiaco group from AMH's major shareholder. The purchase price for the above acquisition is approximately $1.8 million. The final purchase price shall be determined after completion of the financial due diligence. Through December 31, 2003, the Company had completed the purchase of equity in five Asiaco companies: 80% in AEC, 67% in ALG, 60% in ASS, 46% in ATP and 33% in AEG. On February 9, 2004, the Company completed the acquisition of a 62% equity interest in ATG. However, due to the failure of AMH to obtain the necessary approval from relevant authorities and comply with certain terms and conditions in the definitive agreement, the Company decided not to proceed with the purchase of businesses and selected net assets of the Asaico Group in December 2004. Through year ended December 31, 2004, the Company sold its equity interest in AEC, ALG, ATG, ATP and AEG.

     Through December 31, 2004, the Company had paid a total of $263,158 to AMH as advances for the incorporation of AMC and purchase of equity in the Asiaco group of companies. In October 2004, the Company sold its 46% equity interest in ATP for a cash consideration of $23,158 to an unrelated party. On December 27, 2004 the Company sold its equity interest in AEC, ALG, ATG and AEG for an aggregated consideration of $152,628 in accounts receivable to an unrelated party. As of the date of this report, the Company received the full consideration in cash and does not expect to incur additional expenses resulting from its decision not to proceed with the definitive agreement with AMH.

     On December 6, 2003, the Company executed a definitive agreement with AMH's principal shareholder and Asiaco Material Handling (Thailand) Co. Ltd. ("AMHT") to purchase the assets and business of AMHT. On December 8, 2003, the Company announced the incorporation of Asiaco Multi Corporation (Thailand) Co. Ltd ("AMCT"), to be used as a special vehicle to acquire AMHT's net assets and business, including taking over AMHT's headquarters in Bangkok, Thailand and branch office in the industrial city of Rayong, Thailand. Upon completion of the acquisition, the Company will own 60% of AMCT's equity. The remaining 40% will be jointly owned by the existing shareholders of AMHT. Following the Company's decision not to proceed with the asset purchase agreement with AMH, the Company will also not continue with the purchase of assets and business of AMHT.

     The Company sold its 60% equity interest in TWSB in December 2004 to an unrelated party for consideration of $3,947 in accounts receivable. As of the date of this report, the Company received the full $3,947 in cash from the unrelated party.

     On December 3, 2003, the Company entered into a Joint Venture Agreement with Amove Resources Sdn Bhd ("AR") to jointly implement a secured shipping service. The Company has incorporated Secured Shipping Sdn Bhd ("SS") to be used as the joint venture company. Pursuant to the Agreement, the Company was also granted an option to purchase a 51% equity interest in AR for $550,000. This option to purchase was exercisable on or before January 31, 2004. On January 30, 2004, the Company's subsidiary, SDAM, entered into a definitive agreement to acquire 51% equity in AR for $526,315 in cash from AR's principal shareholder. SDAM made an initial cash payment of $26,315. The balance of the purchase price is to be paid at closing, which was to occur by October 31, 2004. In November 2004, both parties had agreed not to proceed with the Joint Venture Agreements and the acquisition as AR's principal shareholder was not able to fulfill certain condition precedent as stated in the definitive agreement. As a result of the termination of the purchase agreement, the Company and AR also agreed not to proceed with the intended joint implementation of a Central Monitoring Service ("CMS"), through SS, in the northern region of Malaysia. The initial $26,315 cash was refunded to the Company in November 2004.

     On February 17, 2004, the Company announced that its subsidiary, SDAM, had executed a definitive agreement to acquire the business and assets of Izfahan Enterprise (M) Sdn Bhd ("IE"), a Malaysian freight forwarding company licensed by the Malaysian Customs Department to provide freight forwarding service in the northern and central region of Peninsular Malaysia. The Company did not proceed with closing the acquisition as there was disagreement with IE's shareholders on business and financial matters.


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

THE MARKETS IN WHICH THE COMPANY OPERATES ARE VOLATILE, VERY COMPETITIVE AND INCREASED COMPETITION COULD ADVERSELY AFFECT THE COMPANY.

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

     The markets for sales, rental and service of material handling equipment, are highly competitive where price competition is intense and customer loyalty is low. The Company will not be able to provide the assurance that it's newly acquired subsidiaries and associates will be able to remain competitive in the respective industries.

     The market for retail of Apple and other digital lifestyle products and supply and provision of information technology products and services is highly cyclical, sensitive to changes in general economic environment and new technology development.

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

RELATED PARTY TRANSACTIONS

During 2003 and 2004, the Company was awarded contracts by My Architect (MYA) in an amount that is material to the financial results of the Company. The principal partner of MYA is a director of PTSB, the Company's 86% owned Malaysian subsidiary.

Results of Operations

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes.

     The following table sets forth certain operating data for Secured Digital Applications and subsidiaries for the periods as indicated below.

                                                                        Year Ended December 31,
                                                                    --------------------------------
                                                                       2004                  2003
                                                                    ------------        ------------

Revenues                                                         $    20,438,030    $    15,858,153
Gross profit                                                           2,159,219          1,822,491
Sales and marketing                                                       43,677             38,623
General and administrative                                             1,598,471            879,921
Gain on disposal of assets - related parties                             245,416             73,157
Income from continuing operations                                        533,935            826,324
Net Income                                                               535,360            815,373

Year ended December 31, 2004 compared to year ended December 31, 2003

     Total revenue increased by $4,579,877, or 29%, to $20,438,030 for the year ended December 31, 2004, as compared to $15,858,153 for the year ended December 31, 2003. Increase in revenue for 2004 can be further analyzed as follows:

                                                          2004            2003           Increase
                                                    ---------------  --------------  ------------------
Application division                                $   19,036,894   $   15,807,763  $   3,229,131  20%
Material handling division
         (From December 2003)                              535,195           50,390        484,805  N/A
Apple division (From October 2004)                         865,941               --        865,941  N/A
                                                    ---------------  --------------- --------------
Total revenue                                       $   20,438,030   $   15,858,153  $   4,579,877  29%
                                                    ===============  =============== ==============

The increase in total revenue for 2004 was mainly due to an increase in fees earned from the production of multimedia programs and revenue received for project consulting services. The increase in revenue from the production of multimedia programs was a result of increased sub-contract work from the clients of the Company's two major customers, Worldlink Dotcom and Mutual Base Equity. Revenue for project consulting services was generated from four project consulting contracts that the company secured in 2001, 2002 and 2003. In the year ended December 31, 2004, two customers, respectively, accounted for 43% and 44% of total revenue. In the year ended December 31, 2003, two customers, respectively, accounted for 50% and 42% of total revenue.

Gross Profit

     Gross profit increased to $2,159,219 for the year ended December 31, 2004, compared to $1,822,491 for the year ended December 31, 2003, an increase of $336,728 or 18%. Increase in gross profit for 2004 can be further analyzed as follows:

                                                   2004            2003           Increase
                                             ---------------  ---------------    ---------------
Application division                         $    1,967,938   $    1,802,818  $     165,120  9%
Material handling division
         (From December 2003)                        61,752           19,673         42,079  N/A
Apple division (From October 2004)                  129,529               --        129,529  N/A
                                             ---------------  --------------- --------------
Total gross profit                           $    2,159,219   $    1,822,491  $     336,728  18%
                                             ===============  =============== ==============

The increase in gross profit in 2004 was due to higher revenue, particularly consulting revenue, which has a higher margin than production work and the consolidation of the Apple division from October 2004. As a result of higher revenue, cost of revenues increased by $4,243,149 or 30%, to $18,278,811 in 2004 from $14,035,662 in 2003. The increase in cost of revenue was primarily due to the Company requiring additional external resources in order to fulfill the higher demand for the Company's services. The outsourcing of content production work enabled the Company to develop a team of contractors that will assist the Company in producing multimedia content and applications that are crucial to its future business operation.

Sales and marketing expenses

     Sales and marketing expenses increased by $5,054 or 13% to $43,677 for the year ended December 31, 2004 from $38,623 for the year ended December 31, 2003. Higher sales and marketing expenses in 2004 was primarily due to advertising and promotional expenses incurred by the Apple division, which accounted for 22% of total sales and marketing expenses, and higher travelling expenses incurred to introduce the Company's biometric products to customers and resellers in Malaysia. Advertising and promotion costs, which were approximately $9,703 and $12,793 for the years ended December 31, 2004 and 2003, respectively, accounted for 22% and 33% of sales and marketing expenses in 2004 and 2003.

General and administrative expenses

     General and administrative expenses involving non-related parties increased by $718,550 or 90% to $1,513,208 for the year ended December 31, 2004, as compared to $794,658 for the year ended December 31, 2003. Increase in general and administrative expenses for 2004 could be further analyzed as follows:

                                                          2004            2003           Increase
                                                    ---------------  --------------- -------------------
Application division                                $    1,230,482   $      756,700  $     473,782  63%
Material handling division
         (From December 2003)                              147,603           37,958        109,645  N/A
Apple division (From October 2004)                         135,123               --        135,123  N/A
                                                    ---------------  --------------- --------------
Total general and administrative expenses           $    1,513,208   $      794,658  $     718,550  90%
                                                    ===============  =============== ==============

     Increase in general and administrative expenses involving non-related parties was mainly due to increase in general and administrative expenses incurred by the Application division, which accounted for 81% and 95% of total non-related parties' general and administrative expenses for the year ended
December 31, 2004 and 2003, respectively. The Material Handling division accounted for 10% and 5% of total general and administrative expenses involving non-related parties in 2004 and 2003, respectively. The Apple division accounted for 9% of total non-related parties' general and administrative expenses. General and administrative expenses for the Application division increased by $473,782 or 63% to $1,230,482 for the year ended December 31, 2004 from $756,700 for the year ended December 31, 2003. The increase was mainly attributable to an increase in compensation expenses, consulting fees, public relation services, maintenance expenses, rental expenses and professional fees. For the year ended December 31, 2004, of the total general and administrative expenses of $1,513,208, 18% was for depreciation of tangible assets, 10% was for consulting fees and 14% was for employee payroll. Another 18% was for fees for professional and auditing services, 8% was for investor relation expenses, 5% was for compensation expenses and approximately 27% was for rent, utilities, general office supplies, communications and corporate insurance expenses. For the year ended December 31, 2003, out of the total general and administrative expenses of $794,658, 30% was for depreciation of tangible assets and 16% was for employee payroll. Another 11% was for legal expenses, 8% was for fees for professional and auditing services, 7% was for investor relation expenses and approximately 28% was for rent, utilities, general office supplies, communications and corporate insurance expenses.

     General and  administrative  expenses - related  parties for the year ended
December 31, 2004 and 2003 was $85,263 per year, respectively. General and administrative expenses - related parties included management fees and administrative expenses payable by the Company to a company in which Mr. Patrick Lim, the President and Chief Executive Officer of the Company, has a financial interest. For each of the year ended December 31, 2004 and 2003, the related company, LSH Assets Holdings Sdn Bhd ("LSH"), billed the Company's Malaysian subsidiary, SDAM, administrative expenses of $25,263 per year for administration and clerical fees incurred by LSH on behalf of SDAM. The Company also incurred management fees of $60,000 per year for the years ended December 31, 2004 and 2003, respectively. The management fee was charged on the basis of time spent for the administration and management services provided to the Company.

Interest expense

Interest expense increased by $29,752, or 246%, to $41,867 for the year ended December 31, 2004 as compared to $12,115 for the year ended December 31, 2003. Interest expense for the year ended December 31, 2004 included $18,678 related to a $500,000 convertible term note issued on June 4, 2004, and accounted for approximately 45% of interest expense for the year ended December 31, 2004. In addition, the Apple division incurred interest expense of $14,578 or 35% of interest expense for the year ended December 31, 2004.

Gain on disposal of assets - related parties

     For the years ended December 31, 2004 and 2003, the Company included recognition of a previously deferred gain of $245,416 and $73,157, respectively related to a similar amount the Company received from its long-term receivable, related party. The receivable balance and total deferred gain was $555,000, respectively, as of December 31, 2003. These amounts arose in the year ended December 31, 1998 when the Company sold assets used in the operations of a subsidiary to a related company. Due to the uncertainty of collection of the related receivable, a related gain on the sale of the assets was deferred and is to be recognized only after all costs have been recovered and to the extent the receivable is collected. During the year ended December 31, 2002, payments received by the Company exceeded all remaining costs. As a result the Company's long-term receivable, related party and deferred gain balances were reduced to $309,584 respectively, as of December 31, 2004.

Other income

     During 2003, other income included $50,000 the Company received from the shareholders of Convergent Technologies, Inc. ("CTI") as cancellation fee, pursuant to a Rescission Agreement signed between CTI's shareholders and the Company in November 2003.


Liquidity and Capital Resources

     As of December 31, 2004, the Company had net cash of $92,493, and restricted cash of $6,456,048 of which approximately $6,000,000 was from the sale of securities to a Master Fund.

     On May 28, 2004, the Company entered into agreements with a Master Fund to secure a $7.0 million funding through private placement of securities consisting of a convertible term note, convertible preferred stock issued by a subsidiary corporation, SDA America, Inc., and warrants to purchase common stock of the Company. The Company secured from the Master Fund:

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

     Pursuant to the Securities Purchase Agreement between the Master Fund and the Company and a restricted account agreement entered into by the Company, the Master Fund and a US bank, the $6,500,000 investment was deposited into a restricted account as security for the performance of the Company and its subsidiaries' obligations to the Master Fund. The proceeds, which are restricted to making acquisitions of other companies that meet agreed to criteria for sales, profitability and accounting standards, may be released from the restricted account at such time the preferred stock is converted into the common stock of the Company pursuant to the relevant transaction documents.

     Pursuant to Amendment No. 2 to the SPA executed on November 15, 2004, the Master Fund agreed to remove the Listing Condition from the SPA. As consideration for the removal of the Listing Condition, the Company agreed to issue to the Master Fund warrants to purchase 1,300,000 shares of the Company's common stock. The warrants have a seven-year term and an exercise price of $0.35 per share.

     As of April 13, 2005, the balance of cash held in the restricted account was $ 6,057,000. There was a balance due and owing for interest and principal repayments on the convertible debentures of $47,852, representing payments owed for a three-month period. Payments of interest and repayment of principal on the convertible note are due monthly in cash, unless the market for the company's common stock was a minimum of $0.22 per share, in which case the Master Fund is required to accept payment in common stock. The Company's failure to make such payments in cash as they come due on a monthly basis could result in the declaration of a default and acceleration of the principal amounts owed to the Master Fund.

     For the year ended December 31, 2004, operations were primarily funded from internally generated funds and working capital advanced from time to time by the principal shareholder, director and officer of the Company. These advances bear no interest and have no fixed terms of repayment.

     As of December 31, 2004, the Company owed Mr. Lim, the Chief Executive Officer ("CEO"), Chairman and Director of the Company, $68,902 for short-term cash advances made to subsidiaries of the Company for working capital purposes from time to time. Additionally, at December 31, 2004, the amount owed to a company in which Mr. Lim has a financial interest was $94,895. This amount was for short-term cash advances made to the Company and its subsidiaries for working capital purposes from time to time and for management and administrative fees. These amounts are unsecured, bear no interest and have no fixed terms of repayment.

     For the year ended December 31, 2004, net cash used in operating activities was $795,427. For the year ended December 31, 2003, the Company generated net cash of $680,258 from its operating activities. Net cash used in operating activities consists of cost of revenues, sales and marketing expenses and general and administrative expenses. Net cash provided by operating activities mainly consists of receipt of income generated by multimedia production work, project consultation, sale of computer hardware and provision of repair and maintenance services for material handling equipment. The higher net cash used in operating activities in 2004, as compared to 2003, was mainly due to higher operating and interest expense, which increased by 90% and 246%, respectively. For the year ended December 31, 2004, the primary reason for the difference between income from continuing operations of $533,935 and net cash used in operations of $795,427 was an increase in accounts receivable, of $1,711,036 during 2004. For the year ended December 31, 2003, the primary reason for the difference between income from continuing operations of $826,324 and net cash provided by operations of $680,258 was an increase in accounts receivable, of $429,189 during 2003.

     Cash used in investing activities of $49,613 in 2004 was mainly attributable to net cash used in acquiring new equipment and subsidiaries. Cash used in investing activities of $94,877 in 2003 was mainly attributable to net cash used in acquiring new subsidiaries and associates.

     Cash provided by financing activities of $712,487 in 2004 was primarily from conversion of preferred stocks of a subsidiary to the Company's common stock by the Master Fund and from issuance of convertible term note, net of costs incurred in connection with the debt and securities issued to the Master Fund. Cash used in financing activities of $186,489 in 2003 was primarily due to repayment of advances from a director of $169,383.

     In addition to internally generated funds and financial support from a director and major shareholder, the Company may seek to raise additional funds from equity or debt financing for its future working capital requirements. As of December 31, 2004, the Company has furniture and equipment of approximately $1.3 million for the roll out of its portal, build-out of VISIONET and implementation of its business plan. The Company estimates that it would require additional capital expenditures of up to $2.0 million to implement its business plan to become a total system solution provider involved in application development, network operation, delivery of value added applications and services; and sale of its EyStar SmartHome Console. The Company has also committed to an initial purchase of software and hardware valued at $50,000 in conjunction with its announced strategic collaboration with Aptilo Networks, Sweden.

     The Company will also be expanding into new businesses that include provision of secured shipping and supply chain management services. The Company expects to incur further expenses to acquire companies and technologies that are synergistic to the new businesses and will help the Company to rollout the new businesses in the shortest time possible. During 2003, the Company incurred $263,000 in the establishment and acquisition of new subsidiaries and associates relating to its new businesses. Some of these acquisitions did not workout well and the Company had sold some of these companies, whose operations and management were not compatible to the Company's business plan in 2004. For 2005, the Company estimates that it will incur an additional $2.1 million to identify, negotiate and acquire the businesses and/or net assets in companies synergistic to its planned new businesses. In addition, the Company estimates that it will require a further $2.0 million to finance the set-up cost of its new businesses. The Company also expects that it will require a further $2.0 million to finance the working capital of its new businesses and the operation of its newly acquired and/or established subsidiaries and associates.

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

     The Company will also expand its business in ICT trading through the Gallant Group of companies. On March 28, 2005, the Company announced the opening of a second Apple retail center in the Hartamas Shopping Centre in Sri Hartamas, a suburb of Kuala Lumpur, Malaysia. The new outlet will expand on the "digital lifestyle" concept developed by the Company and offers a one-stop showroom for retailing of Apple products as well as products developed by the Company and its subsidiary Innospective Sdn Bhd ("ISS"). The expansion of the ICT trading business is expected to be finances by internal fund and bank borrowings.

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

Stock-Based Compensation

SFAS No. 123, Accounting for Stock-Based Compensation, defines a fair-value-based method of accounting for stock-based employee compensation plans and transactions in which an entity issue its equity instruments to acquire goods or services from non-employees, and encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value.

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

Transactions in which the Company issues stock-based compensation for goods or services received from non-employees are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The Company often utilizes pricing models in determining the fair values of options and warrants issued as stock-based compensation to non-employees. These pricing models utilize the market prize of the Company's common stock and the exercise price of the option or warrant, as well as time value and volatility factors underlying the positions.

In December 2004, the FASB issued SFAS No. 123(R) Share Based Payment which addresses the accounting for share-based payment transactions. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB No. 25, Accounting for Stock Issued to Employees, and generally requires instead that such transactions be accounted and recognized in the statement of income based on their fair value. SFAS No. 123(R) will be effective for public companies that file as small business issuers as of the first interim or annual reporting period that begins after December 15, 2005. We are evaluating the provisions of this standard, but depending upon the numbers and terms of options that may be granted in future periods, the implementation of this standard could have a material impact on the Company's financial position and results of operations.

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


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R) Share Based Payment, which addresses the accounting for share-based payment transactions. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB No. 25, and generally requires instead that such transactions be accounted and recognized in the statement of income based on their fair values. SFAS No. 123(R) will be effective for public companies that file as small business issuers as of the first interim period that begins after December 15, 2005. The Company is evaluating the provisions of SFAS No. 123(R). Depending upon the numbers and terms of options that may be granted in future periods, the implementation of this standard could have a material impact on the Company's financial position and results of operations.

ITEM 7. FINANCIAL STATEMENTS

     The audited financial statements of the Company being furnished in response to this Item are contained in a separate section of this Report following the signature page.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no disagreements on accounting and financial disclosures with the Company's present independent accountants, GHP Horwath, P.C., during the reporting period.


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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The Directors and Executive Officers of the Company, and their respective ages and positions held in the Company, as of April 12, 2005 are as follows:-

   NAME                                  AGE        POSITION HELD
   ----                                  ---        -------------

   Patrick Soon-Hock Lim                  55         Chairman, Chief Executive
                                                     Officer and Director

   Valerie Hoi-Fah Looi                   46         Secretary and Director

   Wan Abdul Razak bin Muda               68         Director

   Mark Deschaine                         41         Director

   Chee-Hong Leong                        39         Chief Financial Officer/
                                                     Treasurer


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

     MR. PATRICK SOON-HOCK LIM, 55, has served as the President, Chief Executive Officer and director of the Company, positions he has held since April 1999. In June 2002, Mr. Lim was appointed as Chairman, Chief Executive Officer and director of the Company. Mr. Lim has been the Managing Director at SDAM since 1988 and has been involved in the multimedia industry for over 12 years. Mr. Lim earned his Masters of Science from Reading University, United Kingdom in 1973.

     MR. WAN ABDUL RAZAK BIN MUDA, 68, has served as a director of the Company since April 1999. Mr. Muda previously served as Chairman of the Board of the Company from April 1999 to June 2002. In addition, Mr. Muda has been the Chairman of the Board of SDAM and PTSB since February 1993. Since 1992, he has been the Chairman and Director of Tiong Nam Transport Holdings Bhd, a Malaysian public land cargo transportation and warehousing company. Prior to joining Tiong Nam Transport Holding Bhd, Mr. Muda had served in the Malaysian Police Force for 34 years. He joined the Malaysian Police Force as a police cadet after completing senior high school. As part of his training, he attended numerous courses conducted by the Royal Malaysian Police Training College and rose from the rank and file to his last position as the Chief Police Officer of the state of Terengganu, Malaysia.

     MS. VALERIE HOI-FAH LOOI, 46, has served as the Corporate Secretary and director of the Company since April 1999 and, in such position, she is responsible for corporate affairs and human resources of the Company. Ms. Looi has also served as the Senior Vice President, Corporate Affairs at SDAM, a position she has held since joining SDAM in 1990. She has over 10 years of experience in corporate affairs. Ms. Looi received her Diploma in Management from the Malaysian Institute of Management.

     MR. MARK DESCHAINE, 41, has served as the Company's independent director and Chairman of the Audit Committee since June 27, 2002. Mr. Deschaine is a principal member with Educational & Technological Consultants LLC, a Michigan company, specializing in learning, training, educational and technological issues. Mr. Deschaine holds teaching credentials, as well as two Masters Degrees, one from Oakland University and the other from Grand Valley State University in the area of education.

     MR. CHEE-HONG LEONG, 39, has served as the Chief Financial Officer and Treasurer of the Company since February 2000. He is a Fellow of the Association of Chartered Certified Accountants, United Kingdom. Mr. Leong is responsible for the financial and administrative functions of the Company. Prior to joining SDAM, Mr. Leong was the Assistant Accounts Manager at Industrial Concrete Products from April 1994 to December 1999. Mr. Leong earned his Bachelor of Arts in Accounting at Ulster University in Northern Ireland in 1989 and qualified as a Chartered Certified Accountant with the Association of Chartered Certified Accountants, UK in 1994.

     The Company does not pay fees to members of the board of directors and presently has no plans to pay directors' fees. Presently, Mr. Muda and Mr. Deschaine are the only Outside Directors of the Company.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Securities Exchange Act of 1934, as amended, (the "34 Act"), requires the Company's officers and directors and persons who own beneficially more than ten percent of the Company's Common Stock to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Based solely on a review of copies of the Section 16(a) reports furnished to the Company and written representations by certain reporting persons, the Company believes that all of the Company's officers and directors, and all persons owning more than ten percent of the Company's Common Stock have filed the subject reports, if required, on a timely basis during and with respect to the fiscal year ended December 31, 2004.

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

Code of Ethics

The Company has adopted a Code of Ethics (as defined in Item 406) of Regulation S-K that applies to its directors and executive officers. Secured Digital Applications, Inc. will provide a copy of its code of ethics, without charge, to any investor that requests it. Requests should be addressed in writing to Ms. Valerie Looi, No.11 Jalan 51A/223, 46100 Petaling Jaya, Selangor, Malaysia.

Code of Conduct for Purchases and Sales of Company Securities

The Company has adopted a Code of Conduct for Purchases and Sales of Company Securities that applies to its directors and executive officers. Secured Digital Applications, Inc. will provide a copy of its Code of Conduct for Purchases and Sales of Company Securities, without charge, to any investor that requests it. Requests should be addressed in writing to Ms. Valerie Looi, No. 11, Jalan 51A/223, 46100 Petaling Jaya, Selangor, Malaysia.

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

     On August 3, 2004, the Company granted stock options to directors and officers of the Company. Mr. Lim, the current Chief Executive Officer, Chairman and Director was granted an option for 500,000 common shares at $0.20 exercisable until August 2, 2009. Mr. Muda, a Director, was granted an option for 100,000 common shares at $0.20 exercisable until August 2, 2009. Mr. Deschaine, a Director, was granted an option for 400,000 common shares, of which option for 100,000 common shares was granted at $0.12 and option for the remaining 300,000 common shares was granted at $0.20, all exercisable until August 2, 2009. Miss Looi, the current Secretary and Director, was granted an option for 500,000 common shares at $0.20 exercisable until August 2, 2009. Mr. Leong, the current Chief Financial Officer and Treasurer, was granted an option for 300,000 common shares at $0.20 exercisable until August 2, 2009. The closing price of the common stock on August 3, 2004 was $0.24.

     The Company has no other retirement, pension, profit sharing, stock option, insurance or other similar programs. There were no long-term compensation plans, awards, options or any other compensation offered by the Company.

                           SUMMARY COMPENSATION TABLE

                                                            ANNUAL
                                                         COMPENSATION
                                                        --------------
NAME AND PRINCIPAL POSITION          YEAR            SALARY         BONUS
----------------------------        -------          ------         -----
Patrick Soon-Hock Lim                2004              -              -
Chairman, Chief Executive            2003              -              -
Officer and Director                 2002              -              -

EMPLOYMENT AGREEMENTS

     The Company has no employment agreements with its Chief Executive Officer and other executive officers. However, its wholly-owned subsidiary, SDAM, and Chee Hong Leong entered into a letter agreement, dated December 8, 1999, with respect to Mr. Leong's appointment as Corporate Finance Manager of SDAM. Under the letter agreement, Mr. Leong will receive a basic salary of $18,947 per year and be entitled to unspecified stock option grants to be awarded by Secured Digital Applications, Inc. in the future. Either party may terminate the letter agreement by giving the other party one month's prior written notice. Mr. Leong is presently drawing a basic salary of $31,579 per year.

     SDAM and Ms. Valerie Hoi-Fah Looi entered into a letter agreement dated January 1, 1999 with respect to Ms. Looi's redesignation as Senior Vice President of Corporate Affairs at SDAM. Under the letter agreement, Ms. Looi will receive a basic salary of $13,578 per year subject to review by the Company from time to time. Ms. Looi is presently drawing a basic salary of $32,126 per year.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following sets forth the number of shares of the Company's common stock beneficially owned by (i) each person who, as of April 8, 2004, was known by the Company to own beneficially more than five percent (5%) of its common stock;
(ii) each of the Directors and Executive Officers of the Company and (iii) the Directors and Executive Officers of the Company as a group. As of April 13, 2005, there were 95,035,678 common shares issued and outstanding.


NAME AND ADDRESS                     NUMBER OF SHARES OF           PERCENT OF
OF BENEFICIAL OWNER(1)               BENEFICIAL OWNER (2)            CLASS

Patrick Soon-Hock Lim                    50,995,000 (3)               52.09

Valerie Hoi-Fah Looi                      4,820,000                    4.92

Mark Deschaine (4)                        1,004,500                    1.03

Wan Abdul Razak bin Muda                    400,000                       *

Chee-Hong Leong                              78,000                       *
                                        -----------                  -------
All Officers and Directors as
a Group (5 persons)                      57,297,500                   58.04
                                        ===========                  =======
*    Less than 1%.


(1) Except for Mark Deschaine, the address for each beneficial owner is c/o Secured Digital Applications, Inc., No. 11 Jalan 51A/223, 46100 Petaling Jaya, Selangor, Malaysia.

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

(4)  The address for Mark Deschaine is PO Box 72 Frankenmuth, MI 48734.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During the year ended December 31, 2004, the Company had related transactions with the following parties:

LSH ASSET HOLDINGS SDN BHD ("LSH"):

LSH is a company wholly-owned by the Company's Chief Executive Officer and his wife. During each of the years ended December 31, 2004 and 2003, LSH billed the Company $60,000 per year for management fees. LSH also billed the Company's Malaysian subsidiary, SDAM, $25,263 per year for each of the year ended December 31, 2004 and 2003 for administrative and clerical charges. LSH also made short term advances to the Company from time to time for working capital purposes. These advances totaled $59,876 and $140,966 in 2004 and 2003, respectively. Advances of $198,568 and $248,636 were repaid in 2004 and 2003, respectively. As of December 31, 2004, the amount due to LSH was $94,895. This amount is unsecured, bears no interest, has no fixed terms of repayment, and is recorded in the financial statements as "Amount due to an affiliated company". During the year ended December 31, 2003, in lieu of actual cash payment of project consulting fee receivables from two consulting contracts, management directed two customers to pay a total of $30,000 to LSH.

VISIONEWS ASIA SDN BHD ("VASB"):

The Company's Chief Executive Officer is a director of VASB and owns a 40% equity interest in VASB. A director of PTSB is also a director of VASB and owns a 20% equity interest in VASB. As of December 31, 2004, $73,665 of receivables from 1999 was not recognized as revenue due to the uncertainty of collection. The terms of repayment for the amount due from VASB is similar to terms accorded to the Company's other existing customers.

SYNERVEST SDN BHD ("SSB")

A director of PTSB is a director of SSB and holds a 60% equity interest in SSB. As of December 31, 2004, long-term receivables, related parties, consisted of an overdue amount of $309,584 from SSB. This amount primarily arose in the year ended December 31, 1998, when the Company sold to SSB assets used in the operations of a subsidiary. These assets, comprising analog video hardware and peripherals and a patent for image display, were sold to SSB for a total sum of $1,661,175. Due to the uncertainty of collection of the related receivable, a related gain on the sale of the assets was deferred and is to be recognized only after all costs have been recovered and as payments are received. During the year ended December 31, 2002, payments received by the Company exceeded all remaining costs. The Company received $245,416 and $73,157 of the outstanding receivable during the years ended December 31, 2004 and 2003, respectively, resulting in a realization of gain on sale of assets, related party for both years. The deferred gain included in the balance sheet has been reduced accordingly. The deferred gain on sale of assets will be recognized as a gain as payments on the long-term receivable balance are received. During 2003, in lieu of actual cash payment of this Company receivable, management directed the related party to pay the $5,263 to an affiliated company to whom the Company had outstanding accounts payable.

KHIDMAT MAKMUR SDN BHD ("KMSB")

A director of PTSB is a director of KMSB and holds a 30% equity interest in KMSB. As of December 31, 2004, $40,790 of receivables from 1999 was not recognized as revenue due to the uncertainty of collection. The terms of repayment for the amount due from KMSB are similar to terms accorded to the Company's other existing customers.

MY ARCHITECT ("MYA") AND MY DRAUGHTING SERVICES ("MDS")

A director of PTSB is a principal partner of MYA and MDS. During the years ended December 31, 2004 and 2003, the Company received fees of $1,316,052 and $1,153,578, respectively, from consulting contracts that it entered into with MYA. As of December 31, 2004, $131,579 and $94,210 of 1999 receivables from MYA and MDS, respectively, were not recognized as revenue due to the uncertainty of collection. The terms of repayment for the amount due from MYA and MDS are similar to terms accorded to the Company's other existing customers.


CHIEF EXECUTIVE OFFICER

As of December 31, 2004, the Company owed the Chief Executive Officer of the Company $68,902 for short-term cash advances made to the Company for working capital purpose from time to time. The amount owing to the Chief Executive Officer is unsecured, bears no interest, has no fixed terms of repayment and is recorded in the financial statements as "Amount due to a director".


ITEM 13.  EXHIBITS.

3.1       Certificate of Incorporation of Secured Digital Applications, Inc.

3.2 Amendmended and Restated Certificate of Incorporation of Secured Digital Applications, Inc.

3.3       Certificate  of  Ownership  of Digital  Broadband  Networks,  Inc.  (a
          Delaware   Corporation)  and  Secured  Digital  Applications  Inc.  (a
          Delaware Corporation)

3.4 Certificate of Amendment to the Certificate of Incorporation of Secured Digital Applications, Inc.

3.5 Bylaws of Digital Broadband Networks, Inc., presently known as Secured Digital Applications, Inc.

10.1 Employment Letter Agreement, dated January 1, 1999, between Valerie Looi and Animated Electronic Industries Sdn. Bhd. (Incorporated by reference to Exhibit 10.3 to the Company's Form 10-KSB filed with the SEC on April 14, 2000.)

10.2 Employment Letter Agreement, dated December 8, 1999, between Leong Chee Hong and Animated Electronic Industries Sdn. Bhd. (Incorporated by reference to Exhibit 10.4 to the Company's Form 10-KSB filed with the SEC on April 14, 2000.)

21.1      List of Subsidiaries

31.1 Certification by Chief Executive Officer pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934

31.2 Certification by Chief Financial Officer pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934

32.1      Certification by Chief Executive Officer pursuant to 18 U.S.C. 1350

32.2      Certification by Chief Financial Officer pursuant to 18 U.S.C. 1350


ITEM 14.  Principal Accountant Fees and Services

Our principal auditor during fiscal 2003 and 2004 is GHP Horwath, P. C. Aggregate fees were billed or expected to be billed in the following categories and amounts:

                                          Years Ended December 31,
                                        -----------------------------
                                          2004                  2003
                                        ---------            --------
          Audit Fees                    $  96,700            $ 50,500
          Audit Related                        --                  --
          Tax Related                          --                  --
          Other Fees                           --                  --

Audit fees include fees billed for professional services rendered by our principal auditor for the audit of annual financial statements, reviews of quarterly financial statements and services that are normally provided in connection with statutory and regulatory filings.

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


                                     Secured Digital Applications, Inc.

Dated:  April 15, 2005               By:  /s/ Patrick Soon-Hock Lim
                                          -------------------------
                                          Patrick Soon-Hock Lim
                                          Chairman and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

          SIGNATURE                      TITLE                      DATE
          ---------                      -----                      -----

/s/ Patrick Soon-Hock Lim      Chairman, Chief Executive        April 15, 2005
----------------------------   Officer and Director
Patrick Soon-Hock Lim          (Principal Executive Officer)



/s/ Chee-Hong Leong            Chief Financial Officer          April 15, 2005
----------------------------   (Financial Officer and
Chee Hong Leong                Principal Accounting Officer)



/s/ Valerie Hoi-Fah Looi       Secretary and Director           April 15, 2005
----------------------------
Valerie Hoi-Fah Looi



/s/ Wan Abdul Razak bin Muda   Director                         April 15, 2005
----------------------------
Wan Abdul Razak bin Muda



/s/ Mark Deschaine             Director                         April 15, 2005
----------------------------
Mark Deschaine

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                     YEARS ENDED DECEMBER 31, 2004 AND 2003
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Report of independent registered public accounting firm               F-1
Consolidated financial statements:
         Balance sheet                                                F-2
         Statements of operations                                     F-4
         Statements of changes in shareholders'
           equity and comprehensive income                            F-6
         Statements of cash flows                                     F-8
         Notes to consolidated financial statements                   F-11

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACOUNTING FIRM


Board of Directors
Secured Digital Applications, Inc.

We have audited the accompanying consolidated balance sheet of Secured Digital Applications, Inc. and subsidiaries as of December 31, 2004, and the related consolidated statements of operations, changes in shareholders' equity and comprehensive income and cash flows for each of the years in the two-year period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Secured Digital Applications, Inc. and subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.



GHP HORWATH, P.C.

Denver, Colorado
April 14, 2005

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2004


                                     ASSETS

Current assets:
     Cash                                                                 $    92,493
     Cash, restricted (Note 7)                                              6,456,408
     Trade receivables,
       less allowance for doubtful accounts of $55,000 (Notes 6 and 14)     4,381,419
     Other accounts receivable,
       less allowance for doubtful accounts of $371,000                       268,893
     Prepaid expenses                                                          68,345
     Inventories                                                              507,583
                                                                          -----------
              Total current assets                                         11,775,141
Property and equipment, net (Note 5)                                        1,256,861
Customer list (Note 2 and 3)                                                  189,000
License (Note 2 and 3)                                                         65,000
Goodwill (Note 2 and 3)                                                       852,525
Long-term receivables, related parties (Note 6)                               309,584
Debt issuance cost                                                             23,909
                                                                          -----------
                                                                          $14,472,020
                                                                          ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Bank overdraft and borrowings (Note 8)                               $   763,424
     Current portion of capital lease obligations (Note 9)                     42,752
     Current portion of convertible term note (Note 12)                       159,565
     Current portion of term loan (Note 10)                                    65,637
     Accounts payable                                                       1,112,708
     Accrued expenses                                                         223,931
     Amount due to an affiliated company (Note 6)                              94,895
     Amount due to a director (Note 6)                                         68,902
     Income tax provision (Note 11)                                            32,428
     Preferred stock dividend provision                                       366,896
                                                                          -----------
              Total current liabilities                                     2,931,138
     Capital lease obligations, net of current portion (Note 9)                31,626
     Convertible term note, net of current portion (Note 12)                  226,050
     Term loan, net of current portion (Note 10)                              150,071
     Deferred income tax (Note 11)                                            131,316
     Deferred gain (Note 6)                                                   309,584
                                                                          -----------
              Total liabilities                                             3,779,785
                                                                          -----------
                                   (continued)


               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (CONTINUED)
                                DECEMBER 31, 2004




Minority interest                                                             555,281

Commitments and contingencies (Notes 17, 18, 19 and 20)

Shareholders' equity (Note 13):
     Series A convertible preferred stock, $0.10 par value;
       1,000,000 shares authorized; 100,000 shares issued and outstanding,
       liquidation preference $3,678,000                                       10,000
     Common stock, $.00001 par value; 350,000,000 shares authorized;
        103,151,152 shares issued                                                 955
     Additional paid-in capital                                             9,252,804
     Common treasury stock, 8,530,000 shares at cost                          (30,375)
     Options                                                                   78,835
     Deferred compensation                                                    (11,447)
     Warrants                                                                 779,613
     Retained earnings                                                             --
     Accumulated other comprehensive income                                    56,569
                                                                         ------------
              Total shareholders' equity                                   10,136,954
                                                                         ------------
                                                                         $ 14,472,020
                                                                         ============

                 See notes to consolidated financial statements

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                                   2004              2003
                                                                                 --------         ---------
Revenues:

     Related parties (Note 6)                                                   $  1,316,052    $  1,153,578
     Others                                                                       19,121,978      14,704,575
                                                                                ------------    ------------
                                                                                  20,438,030      15,858,153
Cost of revenues                                                                  18,278,811      14,035,662
                                                                                ------------    ------------
Gross profit                                                                       2,159,219       1,822,491
                                                                                ------------    ------------
Operating expenses:
     Sales and marketing                                                              43,677          38,623
     General and administrative:
       Related parties (Note 6)                                                       85,263          85,263
       Others                                                                      1,513,208         794,658
                                                                                ------------    ------------
Total operating expenses                                                           1,642,148         918,544
                                                                                ------------    ------------
Income from operations                                                               517,071         903,947
                                                                                ------------    ------------
Other income (expense):
     Interest expense                                                                (41,867)        (12,115)
     Interest income                                                                  16,408            --
     Gain on disposal of assets, related parties (Note 6)                            245,416          73,157
     Other income                                                                     14,933          50,000
     Share of associate companies' losses                                             (6,355)         (2,551)
                                                                                ------------    ------------
                                                                                     228,535         108,491
                                                                                ------------    ------------
Income from continuing operations before income tax and minority interest            745,606       1,012,438
Income tax                                                                          (180,083)        (24,736)
                                                                                ------------    ------------
Income from continuing operations before minority interest                           565,523         987,702
Minority interest                                                                    (31,588)       (161,378)
                                                                                ------------    ------------
Income from continuing operations                                                    533,935         826,324
                                                                                ------------    ------------
Discontinued operations:

     Income (loss) from operations of discontinued material handling subsidiaries before income tax (including gain on disposal of
      $131,115 in 2004)                                                                1,425          (2,968)
       Income tax                                                                       --            (7,983)
                                                                                ------------    ------------

     Income(loss) from discontinued operations                                         1,425         (10,951)
                                                                                ------------    ------------
Net income                                                                      $    535,360    $    815,373
                                                                                ============    ============

                                (continued)



               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                                                 2004                2003
                                                                                              --------            ---------

Net income                                                                                 $        535,360    $       815,373

Preferred stock dividend                                                                           (375,434)             --
                                                                                           ----------------   ----------------

Net income applicable to common shareholders                                               $        159,926    $       815,373
                                                                                           ================   ================





Net income per common share from continuing operations:

     Basic and diluted                                                                     $              *   $           0.01
                                                                                           ================   ================

Net income per common share from discontinued operations:

       Basic and diluted                                                                   $              *   $              *
                                                                                           ================   ================
Weighted average shares outstanding

     Basic                                                                                       94,349,704         98,060,143
                                                                                           ================   ================
     Diluted                                                                                     95,181,672         98,160,611
                                                                                           ================   ================


* Less than $0.01 per share


                 See notes to consolidated financial statements

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

                              Preferred stock            Common Stock         Additional
                                          Par                      Par         paid-in     Treasury
                              Shares     Value       Shares       Value        capital       stock
                             ---------  --------    ----------   ---------  -------------   ---------
Balances, January 1, 2003           --  $    --     98,950,899    $    989  $ 3,564,241  $        --
Purchase of common shares           --       --     (1,305,000)         --           --      (52,298)
Issuance of common shares           --       --        250,000          --       42,252        7,748
Issuance of common shares           --       --         33,000          --        2,805           --
Cancellation of stock options
 issued to a consultant             --       --             --          --           --           --
Amortization of deferred
 compensation for the year
  ended December 31, 2003           --       --             --          --           --           --
Comprehensive income:
 Net income for the year
  ended December 31, 2003           --       --             --          --           --           --
 Comprehensive income               --       --             --          --           --           --
                             ---------  --------    ----------   ---------  -------------   ---------

Balances, December 31, 2003         --       --     97,928,899         989    3,609,298      (44,550)
Issuance of preferred shares
 in a subsidiary                    --       --             --          --    6,500,000           --
Issuance of warrants                --       --             --          --     (766,300)          --
Fund raising expenses               --       --             --          --     (395,236)          --
Return of common shares        100,000   10,000     (8,000,000)         80      ( 9,920)          --
Common Stock issued for services    --       --        300,000           3       50,797           --
Common Stock issued for services    --       --        525,000           5       91,570       14,175
Issuance of stock options           --       --             --          --           --           --
Issuance of stock options           --       --             --          --           --           --
Issuance of common shares as
 compensation for:
  fund raising expenses             --       --        547,230           6      133,494           --
  professional fees                 --       --        649,735           6      158,062           --
Conversion of preferred shares      --       --      2,500,000          25          (25)          --
Conversion of term note             --       --        170,288           1       41,502           --
Redemption of term note             --       --             --          --       (1,409)          --
Amortization of deferred
 compensation for the year
  ended December 31, 2004           --       --             --          --           --           --
Comprehensive income:
 Net income for the year
  ended December 31, 2004           --       --             --          --           --           --
  Comprehensive income              --       --             --          --           --           --
  Dividend declared for the year
  ended December 31, 2004           --       --             --          --     (159,029)          --

                             ---------  --------    ----------   ---------  -------------   ---------

Balances, December 31, 2004    100,000  $10,000     94,621,152   $     955   $9,252,804     $(30,375)
                             =========  ========    ==========   =========  =============   =========

                                   (continued)




               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                      AND COMPREHENSIVE INCOME (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                             Accumulated
                                       Deferred                  Retained     other
                                      Compensation               earnings/  comprehensive
                             Options     Cost        Warrants    (deficit)    Income          Total
                             ---------  --------    ----------   ---------  ------------- ----------
Balances, January 1, 2003    $  17,620  $  (8,500) $       -- $(1,134,328) $   56,569    $ 2,496,591
Purchase of common shares           --         --          --          --          --        (52,298)
Issuance of common shares           --         --          --          --          --         50,000
Issuance of common shares           --         --          --          --          --          2,805
Cancellation of stock options
 issued to a consultant         (2,820)        --          --          --          --         (2,820)
Amortization of deferred
 compensation for the year
  ended December 31, 2003           --      8,500          --          --          --          8,500
Comprehensive income:
 Net income for the year
  ended December 31, 2003           --         --          --     815,373          --        815,373
 Comprehensive income               --         --          --          --          --        815,373
                             ---------  --------    ----------   ---------  ------------- ----------

Balances, December 31, 2003     14,800         --          --   (318,955)       56,569     3,318,151
Issuance of preferred shares
 in a subsidiary                    --         --          --         --           --      6,500,000
Issuance of warrants                --         --     814,200         --           --         47,900
Fund raising expenses               --         --     (34,587)        --           --       (429,823)
Return of common shares             --         --          --         --           --             --
Exercise of stock options      (14,800)        --          --         --           --         36,000
Common stock issued for
 services                           --         --          --         --           --        105,750
Issuance of stock options       26,600    (26,600)         --         --           --             --
Issuance of stock options       52,235         --          --         --           --         52,235
Issuance of common shares as
 compensation for:
  fund raising expenses             --         --          --         --           --        133,500
 professional fees                  --         --          --         --           --        158,068
Conversion of preferred shares      --         --          --         --           --             --
Conversion of term note             --         --          --         --           --         41,503
Redemption of term note             --         --          --         --           --         (1,409)
Amortization of deferred
 compensation for the year
  ended December 31, 2004           --     15,153          --         --           --         15,153
Comprehensive income:
 Net income for the year
  ended December 31, 2004           --         --          --    535,360           --        535,360
Comprehensive income                --         --          --         --           --        535,360
Dividend declared for the year
  ended December 31, 2004           --         --          --   (216,405)          --       (375,434)

                             ---------  ----------  ----------   ---------  ----------- ------------
Balances, December 31, 2004  $  78,835  $ (11,447)  $ 779,613    $    --    $  56,569    $10,136,954
                             =========  ==========  ==========   =========  =========== ============

                 See notes to consolidated financial statements

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                                      2004            2003
                                                                                     --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES
     Income from continuing operations                                            $   533,935    $   826,324
     Adjustments to reconcile net income to net cash (used in)
      provided by operating activities:

     Minority interest                                                                 31,588        161,378
     Depreciation and amortization                                                    275,098        244,578
     Deferred compensation expense                                                     15,153          8,500
     Other compensation expense                                                       306,053           --
     Compensation expense reversed for canceled options                                  --           (2,820)
     Reserve for bad debts                                                             12,369           --
     Gain on disposal of assets, related party                                       (245,416)       (73,157)
     Beneficial conversion feature                                                     10,263           --
     Share of associate companies' losses                                               6,355          2,551
     Changes in operating assets and liabilities, net of effects from purchase of Gallant Group of companies and ATG in 2004 and AEC, ASS and
       ALG in 2003
       Increase in receivables                                                     (1,711,036)      (429,189)
       Increase in prepaid expenses                                                   (26,711)        (3,537)
       (Decrease) Increase in inventories                                             (46,327)        (4,693)
       Decrease in payables and accrued expenses                                     (110,836)       (79,633)
       Increase in income tax liability                                               154,085         29,956
                                                                                  -----------    -----------
           Net cash (used in) provided by operating activities                       (795,427)       680,258
                                                                                  -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from sale of property and equipment                                        --              731
     Purchase of property and equipment                                               (66,275)       (28,550)
     Payment for purchase of businesses, net of cash acquired                         (19,654)       (21,836)
     Proceeds from sale of investment in associate companies                           36,316        (45,222)
                                                                                  -----------    -----------
           Net cash used in investing activities                                      (49,613)       (94,877)
                                                                                  -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of convertible term note, net                             470,323           --
     Repayment of convertible term note                                               (13,297)          --
     Payment on redemption of term note                                                (1,409)          --
     Payment of expenses in connection with subsidiary preferred stock issuance      (296,323)          --
     Proceeds from exercise of stock options                                           12,000          2,805
     Proceeds from restricted cash on conversion of preferred stock                   500,000           --
     Proceeds from issuance of shares of common stock                                    --           50,000
     Proceeds from minority investors in subsidiaries                                    --            2,632
     Payment for purchase of common shares for treasury                                  --          (52,298)
     Net (payment to) proceeds from affiliated company                                (53,430)         7,593
     Net proceeds from (payment to) a director                                         19,714       (169,383)
     Payment of obligations under capital leases                                       (9,645)       (27,838)
     Payment of term loan                                                             (17,343)          --
     Payment of subsidiary's preferred stock dividend                                  (8,538)          --
     Increase in restricted cash                                                     (184,542)          --
     Net increase in bank borrowings                                                  294,977           --
                                                                                  -----------    -----------
           Net cash provided by (used in) financing activities                        712,487       (186,489)
                                                                                  -----------    -----------
Net (decrease) increase in cash                                                      (132,553)       398,892
Net cash used in discontinued operations                                              (19,873)      (164,050)
Cash, beginning of year                                                               244,919         10,077
                                                                                  -----------    -----------
Cash, end of year                                                                      92,493        244,919
                                                                                  ===========    ===========
                                   (continued)



               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                                                2004           2003
                                                                              --------       --------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Cash paid for interest during the year                                  $    31,728    $    12,673
                                                                             ===========    ===========
     Cash paid for income taxes during the year                              $    25,998    $     2,763
                                                                             ===========    ===========
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
        FINANCING ACTIVITIES:

Preferred stock (Note 13)
   Restricted cash received in exchange for preferred stock of subsidiary    $ 6,500,000    $      --
                                                                             ===========    ===========
Preferred stock dividends declared                                           $   375,434    $      --
                                                                             ===========    ===========
Warrants issued in exchange of debt                                          $    47,900    $      --
                                                                             ===========    ===========
Receivable for exercise of stock options, received in January 20, 2005       $    24,000    $      --
                                                                             ===========    ===========
Conversion of convertable term note and related accrued interest             $    31,240    $      --
                                                                             ===========    ===========

Issuance of common stock for services rendered by consultant
  with regard to equity transaction                                          $   133,500    $      --
                                                                             ===========    ===========
Payments on accounts receivable made directly by customers to an
     affiliated company for amounts the Company owed it. (Note 6)            $      --      $    30,000
                                                                             ===========    ===========

BUSINESS ACQUISITIONS (NOTE 3):

Material Handling Business:

Net assets acquired:
   Cash                                                                      $     3,583    $    23,077
   Accounts receivable                                                            87,345        364,117
   Inventories                                                                    85,885         71,044
   Property, furniture and equipment                                              10,728        227,919
   Capital lease obligation                                                       (8,138)       (55,648)
   Accounts payable                                                              (59,076)      (323,108)
                                                                             -----------    -----------
                                                                                 120,327        307,401
Less: Minority interests                                                         (46,192)      (113,490)
         Cash acquired                                                            (3,583)       (23,077)
                                                                             -----------    -----------

Cash used in acquisition of subsidiaries                                          70,552        170,834

Cash used in acquisition on discounted operations                                (70,552)      (148,998)
                                                                             -----------    -----------
Net cash effect of acquisitions                                               $       --    $    21,836
                                                                             ===========    ===========

                                   (continued)


               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2004 AND 2003



                                                2004
                                              --------
BUSINESS ACQUISITIONS (Continued):

Apple Business:

Net assets acquired:
   Cash                                      $  26,397
   Cash, restricted                            271,866
   Accounts receivable                         163,895
   Inventories                                 445,775
   Property, furniture and equipment           115,300
   Customers list                              189,000
   Licenses                                     65,000
   Goodwill                                    381,375
   Bank overdraft and borrowings              (468,447)
   Term loan                                  (199,070)
   Accounts payable                           (854,342)
   Income tax provision                         12,797
                                             ---------
                                               149,546
Less: Minority interests                      (103,495)
          Cash acquired                        (26,397)
                                             ---------
Net cash used on acquisition of subsidiary   $  19,654
                                             =========


                 See notes to consolidated financial statements

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 1: ORGANIZATION AND BASIS OF PRESENTATION

Secured Digital Applications, Inc. and subsidiaries (the "Company") are involved in application development, broadband network operation, delivery of value added applications and services; sale of devices that utilize broadband networks and the sale of biometric security devices. During 2003, the Company expanded its business to include the development, integration and provision of secured shipping and supply chain management services. Beginning in October 2004, the Company expanded into the business of selling Apple computer products and other information technology products and services. The Company's revenues for 2004 and 2003 were primarily derived from the design, development and production of interactive multimedia websites and content, rental and service of material handling equipment and sale of information technology products and services.

The Company, formerly known as Digital Broadband Networks, Inc, changed its name to Secured Digital Applications, Inc., after its board of directors unanimously approved the change on January 28, 2004.

The Company conducts its principal operations in Malaysia, and has the following subsidiaries as of December 31, 2004:

-    EyStar  Media Inc.  ("EMI"),  a Delaware  corporation  wholly-owned  by the
     Company;

- SDA America, Inc. ("SDAA"), a Delaware corporation wholly-owned by the Company from the date of incorporation on May 28, 2004;

-    Secured  Digital   Applications   (M)  Sdn  Bhd  ("SDAM")  (f/k/a  Animated
     Electronic Industries Sdn Bhd), a Malaysian corporation wholly-owned by the Company;

-    Armor Multi Systems Sdn Bhd ("AMS") (f/k/a Asiaco Multi Corporation Sdn
     Bhd) and Secured Shipping Sdn Bhd ("SS"), all Malaysian corporations wholly-owned by the Company from the date of incorporation on November 10, 2003 and December 8, 2003, respectively;

- Perwimas Telecommunications Sdn Bhd ("PTSB"), SDAM's 86% owned Malaysian subsidiary; - Asiaco Services Sdn Bhd ("ASS"), AMS's 60% owned Malaysian subsidiary; from the date of acquisition on December 9, 2003;

- Digital Image ID Sdn Bhd ("DID") (f/k/a Vista Positive Sdn Bhd), SDAM's wholly-owned subsidiary, from the date of incorporation on February 17, 2004;

- Gallant Service Centre (M) Sdn Bhd ("GSC"), SDAM's wholly-owned subsidiary, from the date of acquisition on September 29, 2004;

- Gallant IT Holdings Sdn Bhd ("GIH"), GSC's 55% owned subsidiary, from the date of acquisition on September 29, 2004; and

- Gallant Zone (M) Sdn Bhd ("GZ"), Gallant IT Distribution (M) Sdn Bhd ("GID") and Gallant Focus (M) Sdn Bhd ("GF"), all wholly-owned subsidiaries of GIH from the date of acquisition on September 29, 2004 and, including GSC and GIH, such subsidiaries may sometimes collectively be referred to as the "Gallant group of companies."

On September 10, 2003, the Company formed Temasya Wira Sdn Bhd ("TW"), a 60% owned Malaysian corporation. The Company sold TW on December 27, 2004 to an unrelated party.

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003



NOTE 1: ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

On December 27, 2004, the Company sold the following Malaysian subsidiary companies to an unrelated party:

1. Asiaco Material Handling (East Coast) Sdn Bhd ("AEC"), AMS's 80% owned Malaysian subsidiary from the date of acquisition on December 9, 2003;

2. Asiaco Logistic Sdn Bhd ("ALG"), AMS's 67% owned Malaysian subsidiary from the date of acquisition on December 9, 2003; and

3. Asiaco Taiping Sdn Bhd ("ATG"), AMS's 62% owned Malaysian subsidiary, from the date of acquisition on February 9, 2004.

The accompanying consolidated financial statements include:

1.   Secured Digital Applications, Inc., EMI, SDAM and PTSB for 2004 and 2003;

2.   AMS, SS, SDAA and DID from the effective date of incorporation;

3.   ASS, GSC, GIH, GZ, GID and GF  from the effective date of acquisition; and

4. TW, AEC, ALG and ATG as discontinued operations from the effective date of acquisition up to the effective date of disposal.

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

FINANCIAL STATEMENTS

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

The Company's consolidated financial statements include the results of operations of the subsidiaries' business from the date of acquisition. Net assets of the subsidiaries are recorded at their fair value at the date of acquisition. All significant inter-company accounts and transactions have been eliminated in consolidation.

ACCOUNTS RECEIVABLE AND CREDIT POLICIES

The Company grants credit, generally without collateral, to its customers. The Company continuously monitors collections and payments from its customers and maintains an allowance for estimated uncollectible accounts based upon historical experience and specific customer collection issues that have been identified. Such allowances have been within management's expectations.

INVENTORIES

Inventories, which are comprised of peripherals for surveillance and wireless communication, material handling equipment and related spare parts and accessories, Apple computer products, information technology hardware, software and accessories, are stated at the lower of cost or net realizable value. Cost is determined on a first-in-first-out basis.

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003



NOTE 2: SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PROPERTY AND EQUIPMENT AND DEPRECIATION

Property and equipment are stated at cost less depreciation. Depreciation is calculated on the straight-line method over the expected useful lives of the assets. The principal annual rates of depreciation are:

                                                                      Business Segments
                                                   Broadband, Multimedia &
                                                    Biometric Security /            Material Handling
Asset Classification                            Computer Sales and Services         Equipment & Others
---------------------------                  ---------------------------------- --------------------------
Office equipment, furniture and fixtures,
  computer software                                          20%                         10% - 25%
Video communication hardware
  and peripherals, office renovation                         10%                             -
Tools and equipment                                          10%                         10% - 12%
Material handling equipment                                   -                             10%
Motor vehicles                                                -                          10% - 20%

Routine   expenses  for   maintenance  and  repair  are  expensed  as  incurred.
Expenditures that result in enhancement of the value or in extension of the useful life of fixed assets are capitalized.

Management assesses the carrying values of its long-lived assets for impairment when circumstances warrant such a review. Generally, long-lived assets are considered impaired if the estimated fair value is less than the assets' carrying values. If an impairment is indicated, the loss is measured based on the amounts by which the carrying values of the assets exceed their fair values. At December 31, 2004, management believes that no impairment has occurred.

GOODWILL AND INTANGIBLE ASSETS

Goodwill consists of the excess of cost over net assets acquired of PTSB and the Gallant group of companies. Effective with the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"), management of the Company evaluates the carrying value of goodwill annually or whenever a possible impairment is indicated. The Company performs its impairment test annually during the fourth quarter of the fiscal year and determined that there was no impairment during the years ended December 31,2004 and 2003.

Intangible assets consist of a customer list and a Malaysian government registered contractor license acquired in September 2004 (Note 3). The customer list has a gross carrying value of $189,000 and is amortized using the straight line method over its expected life of 7 years. Amortization expense for 2004 and accumulated amortization at December 31, 2004 was $6,750. Amortization expense for each of the next five years is expected to be approximately $27,000 per year. The registered contractor license has a carrying value of $65,000 and is amortized using the straight line method over its expected life of 5 years. Amortization expense for 2004 and accumulated amortization at December 31, 2004 was $3,250. Amortization expense for each of the next five years is expected to be approximately $13,000 per year.

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003



NOTE 2: SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003



NOTE 2: SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

COMPREHENSIVE INCOME (CONTINUED)

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

ADVERTISING

Costs related to advertising and promotion of products and services are charged to sales and marketing expense as incurred. Advertising and promotion costs were $9,703 and $12,793 in 2004 and 2003, respectively.

NET INCOME PER COMMON SHARE

Income per common share is determined in accordance with SFAS No. 128, "Earnings Per Share" (EPS). SFAS No. 128 requires the presentation of two EPS amounts, basic and diluted. Basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding for the year ended December 31, 2004 and 2003. Diluted income per common share is computed using the weighted average number of shares determined for the basic computations plus the number of shares of common stock that would be issued assuming all contingently issuable shares having a dilutive effect on earnings per share were outstanding for the year. The calculation of basic and diluted income per share is as follows (in thousands, except per-share amounts):

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003



NOTE 2: SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NET INCOME PER COMMON SHARE (CONTINUED)

                                                                                  Year ended December 31
                                                                              2004                 2003
                                                                            ---------            ---------
Net income                                                             $             535     $             815
Preferred stock dividend                                                            (375)                   --
                                                                       ------------------    ------------------
Net income available to common shareholders                            $             160     $             815
                                                                       ==================    ==================
Weighted average shares outstanding - basic                                       94,350                98,060
                                                                       ==================    ==================
Net income per share - basic                                           $               *     $            0.01
                                                                       ==================    ==================

Weighted average shares outstanding - basic                                       94,350                98,060
Common stock issuable to consultant                                                  354                   101
Dilutive stock options and warrants                                                  478                    --
                                                                       ------------------    ------------------
Weighted average shares outstanding - diluted                                     95,182                98,161
                                                                       ==================    ==================
Net income per share - diluted                                         $               *     $            0.01
                                                                       ==================    ==================
*  less than $.01 per share

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash, accounts receivable, bank overdraft and borrowings, term loans and accounts payable. The carrying value of term loans approximate fair value because the loans bear interest rates at or near current market rates. The carrying amounts of all other, non-related party financial instruments approximate fair value due to their short maturities. The fair values of amounts due to and from related parties are not practicable to estimate, due to the related party nature of the underlying transactions. The Company has no material off-balance sheet financial instruments.

STOCK-BASED COMPENSATION

The Company has adopted SFAS No. 123, Accounting for Stock-Based Compensation. As permitted by SFAS No. 123, the Company measures compensation cost in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. Had compensation cost for options been determined based on the fair value at the grant date consistent with the method prescribed under SFAS No. 123, the Company's pro forma net income and net income per share would have been as follows:

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003




NOTE 2: SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK-BASED COMPENSATION (CONTINUED)

                                                                                      Year Ended December 31,
                                                                                      2004              2003
                                                                                   ----------        -----------
Net income applicable to common shareholders                                      $     159,926    $     815,373
Add: Stock-based employee compensation expense
        included in reported net income, net of related tax                              52,235               --
Less: Total stock-based employee compensation expense
         determined under fair value based method for all
         awards, net of related tax effects                                             (88,100)              --
                                                                                  --------------   --------------
Pro forma net income applicable to common shareholders                            $     124,061    $     815,373
                                                                                  ==============   ==============
Income (loss) per share:
 Basic and diluted - as reported                                                  $           *    $           *
 Basic and diluted - pro forma                                                    $           *    $           *
                                                                                  ==============   ==============
* Less than $.01 per share

The fair value was estimated at the date of grant using the following weighted average assumptions:

                                                                       2004
                                                                     --------
Risk free interest rate                                                2.3%
Dividend yield                                                          0%
Expected life of option in years                                    4.7 years
Expected volatility                                                    129

Option valuation models require the input of highly subjective assumptions including the expected life of the options and their expected volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

The pro forma net income per share above is calculated using the weighted average number of shares of common stock outstanding as described in Note 2. The weighted average fair value of options granted during the year ended December 31, 2004 was $88,100.

BUSINESS RISK

The Company is subject to risks and uncertainties common to technology-based companies, including rapid technological change, dependence on principal products and third-party technology, new product introductions and other activities of competitors, dependence on key personnel, and limited operating history.

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003



NOTE 2: SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R) Share Based Payment, which addresses the accounting for share-based payment transactions. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB No. 25, and generally requires instead that such transactions be accounted and recognized in the statement of income based on their fair values. SFAS No. 123(R) will be effective for public companies that file as small business issuers as of the first interim period that begins after December 15, 2005. The Company is evaluating the provisions of SFAS No. 123(R). Depending upon the numbers and terms of options that may be granted in future periods, the implementation of this standard could have a material impact on the Company's financial position and results of operations.

RECLASSIFICATIONS

Certain 2003 balances have been reclassified to conform to the current presentation.

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003



NOTE 3: ACQUISITION AND DISPOSAL OF SUBSIDIARIES

On November 17, 2003, SDAM signed an asset purchase agreement with Asiaco Material Handling Sdn Bhd ("AMH"), a Malaysian company, to purchase, through AMS, the business assets and selected liabilities of AMH and seven companies in the Asiaco group. The definitive agreement also provided for AMS to purchase a majority equity interest in the remaining sixteen companies in the Asiaco group from AMH's majority shareholder. Pursuant to this agreement, the Company acquired a majority equity interest in three Malaysian companies on December 9, 2003: 80% in Asiaco Material Handling (East Coast) ("AEC"), 67% in Asiaco Logistic ("ALG") and 60% in Asiaco Services ("ASS") for a total consideration of $193,911. On February 9, 2004, the Company acquired a 62% equity interest in
Asiaco Taiping ("ATG") for a provisional consideration of $74,135. These acquisitions were accounted for as purchases. The total consideration was to be satisfied by the issuance of AMS's common stock to the owner upon full completion of the asset purchase agreements between the Company and AMH. Through December 31, 2004, the Company had paid a total of $263,158 to AMH as advances for the incorporation of AMS and for the purchase of equity in four subsidiaries as well as two associate companies: 46% in Asiaco Transport and 33% in Asiaco Engineering. These advances would have been deducted from the final purchase price to be determined by SDAM when it has completed its verification of the net asset value of AMH and its subsidiaries. As a result of these acquisitions the Company entered into the equipment material handling business.


The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed in the ATG acquisition at February 9, 2004.


Cash                                                          $         3,583
Accounts receivable                                                    87,345
Inventories                                                            85,885
Property, furniture and equipment                                      10,728
Capital lease obligation                                               (8,138)
Accounts payable                                                      (59,076)
Minority interests                                                    (46,192)
                                                              ----------------
                                                              $        74,135
                                                              ================

In December 2004, the Company decided not to proceed with the asset purchase agreement with AMH. On December 27, 2004 the Company sold its equity interest in AEC, ALG and ATG together with its 60% equity interest in TW for an aggregate consideration of $143,417 to an unrelated party.

The following table summarizes the carrying values of the major classes of assets sold and liabilities surrendered for the four companies at the date of disposal.

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003



NOTE 3: ACQUISITION AND DISPOSAL OF SUBSIDIARIES (CONTINUED)

Cash                                                          $         7,136
Accounts receivable                                                   127,626
Inventories                                                            50,042
Property, furniture and equipment                                      81,593
Capital lease obligation                                              (42,781)
Accounts payable                                                     (185,079)
Income tax                                                             (3,598)
Minority interests                                                    (22,637)
Gain on disposal                                                      131,115
                                                              ----------------
                                                                      143,417
                                                              ================

Revenues from discontinued operations were $265,000 and $55,000 for the years ended December 31, 2004 and 2003, respectively. Losses before income taxes from discontinued operations were $130,000 and $11,000 for the years ended December 31, 2004 and 2003, respectively. Discontinued operations relate to the Company's material handling segment.


On September 29, 2004, the Company announced that its wholly-owned subsidiary, SDAM, completed the acquisition of the entire outstanding voting securities of Gallant Service Centre (M) Sdn Bhd ("GSC") and securities representing an aggregate of 55% of the total outstanding voting securities of Gallant IT Holdings Sdn Bhd ("GIH"), a leading Malaysian provider of information technology products and services as follows:

a) Pursuant to a share sale agreement, dated September 17, 2004, SDAM purchased all of the capital stock of Gallant Service Centre (M) Sdn Bhd ("GSC") from the existing shareholders for approximately $26,000 (RM100,000). Following this purchase, GSC was used as the vehicle for SDAM's investment in GIH.

b) Pursuant to a subscription agreement, dated September 17, 2004, SDAM, through GSC, purchased 500,000 ordinary shares and 100,000 redeemable convertible preference shares ("RCPS") of GIH for approximately $158,000 (RM600,000). Each preference share of GIH is convertible into 18 ordinary shares of GIH and entitles its holder to 18 votes. An additional $474,000 (RM1,800,000) is payable upon conversion of the RCPS, for an aggregate purchase price of $632,000 (RM2,400,000).

c) Pursuant to the same subscription agreement, the existing shareholders of GIH, who were retained as managers of GIH, have provided a 12-month profit guarantee for the current business of GIH and its subsidiaries commencing from the date of closing, and such guaranteed profit shall be at least 20% above the profit achieved per the 2003 audited accounts of GIH.

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

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003



NOTE 3: ACQUISITION AND DISPOSAL OF SUBSIDIARIES (CONTINUED)

GIH has the following wholly-owned subsidiaries:

i) Gallant Zone (M) Sdn Bhd ("GZ"), is a retailer of Apple computer products and a Tier 1 Apple reseller.

ii)  Gallant Focus (M) Sdn Bhd ("GF"), is currently dormant.

iii) Gallant IT Distribution (M) Sdn Bhd ("GID"), is currently dormant.

With the acquisition of the Gallant group of companies, the Company has strengthened its position in implementing information technology projects and has entered into the business of retailing Apple products.

The following table summarizes the estimated aggregated fair values of the assets acquired and the liabilities assumed from the Gallant group of companies at the date of the acquisition. The allocation of the purchase price is subject to refinement.


Cash                                                           $        26,397
Cash, restricted                                                       271,866
Accounts receivable                                                    163,895
Inventories                                                            445,775
Property, furniture and equipment                                      115,300
Customer list                                                          189,000
Licenses                                                                65,000
Goodwill (none of which is expected to be tax deductible)              381,375
Bank overdraft and borrowings                                         (468,447)
Term loan                                                             (199,070)
Accounts payable                                                      (854,342)
Income tax provision                                                    12,797
Minority interests                                                    (103,495)
                                                               ----------------
                                                               $        46,051
                                                               ================

The following unaudited proforma financial information presents results of operations as if the acquisition of the above subsidiaries had occurred at the beginning of the respective years ended December 31, 2004 and 2003:

                                                        2004           2003

Revenue                                             $ 22,857,197    $ 20,014,012
                                                    ============    ============
Net income                                          $    190,589    $    844,533
                                                    ============    ============
Basic and diluted net income per common share       $          *    $       0.01
                                                    ============    ============

* Less than $0.01 per share

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003




NOTE 4: INVESTMENT IN ASSOCIATE COMPANIES

On December 9, 2003, the Company, through its wholly owned subsidiary, AMC, acquired an equity interest that allows it to exercise significant influence over operating and financial policies of the following Malaysian private companies for a total consideration of $45,222. The Company accounted for these investments using the equity method:

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

The acquisition formed part of the asset purchase agreement between the Company and AMH (See Note 3). The total consideration was to be satisfied by issuance of AMC's common stock to the owner upon full completion of the asset purchase agreement between the Company and AMH. In October 2004, the Company sold its 46% equity interest in Asiaco Transport, for cash of $23,158 to an unrelated party. In December 2004, the Company decided not to proceed with the asset purchase agreement with AMH and sold its 33% equity interest in Asiaco Engineering for $13,158 to an unrelated party. The sale of both companies resulted in a loss from associate companies of $6,355 for the year ended December 31, 2004.


NOTE 5: PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 2004:

     Office equipment                                                   $          222,354
     Furniture and fixtures                                                        105,037
     Tools and equipment                                                           160,777
     Video communication hardware and peripherals                                2,202,245
     Computer software                                                             170,639
     Office renovation                                                             175,950
     Motor vehicles                                                                 54,567
     Material handling equipment                                                   133,060
                                                                        -------------------
                                                                                 3,224,629
      Less accumulated depreciation                                             (1,967,768)
                                                                        -------------------
                                                                        $        1,256,861
                                                                        ===================

Depreciation expense for the years ended December 31, 2004 and 2003 was $269,330 and $244,578, respectively.

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003




NOTE 6: RELATED PARTY TRANSACTIONS

During the years ended December 31, 2004 and 2003, the Company had related party transactions with the following entities:

LSH ASSET HOLDINGS SDN BHD ("LSH"):

LSH is a company wholly-owned by the Company's Chief Executive Officer and his wife. During each of the years ended December 31, 2004 and 2003, LSH billed the Company $60,000 per year for management fees. LSH also billed the Company's Malaysian subsidiary, SDAM, $25,263 per year for each of the year ended December 31, 2004 and 2003 for administrative and clerical charges. LSH also made short term advances to the Company from time to time for working capital purposes. These advances totaled $59,876 and $140,966 in 2004 and 2003, respectively. Advances of $198,568 and $248,636 were repaid in 2004 and 2003, respectively. As of December 31, 2004, the amount due to LSH was $94,895. This amount is unsecured, bears no interest, has no fixed terms of repayment, and is recorded in the financial statements as "Amount due to an affiliated company". During the year ended December 31, 2003, in lieu of actual cash payment of project consulting fee receivables from two consulting contracts, management directed two customers to pay a total of $30,000 to LSH.

VISIONEWS ASIA SDN BHD ("VASB"):

The Company's Chief Executive Officer is a director of VASB and owns a 40% equity interest in VASB. A director of PTSB is also a director of VASB and owns a 20% equity interest in VASB. As of December 31, 2004, $73,665 of receivables from 1999 was not recognized as revenue due to the uncertainty of collection. The terms of repayment for the amount due from VASB is similar to terms accorded to the Company's other existing customers.

SYNERVEST SDN BHD ("SSB")

A director of PTSB is a director of SSB and holds a 60% equity interest in SSB. As of December 31, 2004, long-term receivables, related parties, consisted of an overdue amount of $309,584 from SSB. This amount primarily arose in the year ended December 31, 1998, when the Company sold to SSB assets used in the operations of a subsidiary. These assets, comprising analog video hardware and peripherals and a patent for image display, were sold to SSB for a total sum of $1,661,175. Due to the uncertainty of collection of the related receivable, a related gain on the sale of the assets was deferred and is to be recognized only after all costs have been recovered and as payments are received. During the year ended December 31, 2002, payments received by the Company exceeded all remaining costs. The Company received $245,416 and $73,157 of the outstanding receivable during the years ended December 31, 2004 and 2003, respectively, resulting in a realization of gain on sale of assets, related party for both years. The deferred gain included in the balance sheet has been reduced accordingly. The deferred gain on sale of assets totaled $309,584 at December 31, 2004, and will be recognized as a gain as payments on the long-term receivable balance are received.

KHIDMAT MAKMUR SDN BHD ("KMSB")

A director of PTSB is a director of KMSB and holds a 30% equity interest in KMSB. As of December 31, 2004, $40,790 of receivables from 1999 was not recognized as revenue due to the uncertainty of collection. The terms of repayment for the amount due from KMSB are similar to terms accorded to the Company's other existing customers.

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003




NOTE 6: RELATED PARTY TRANSACTIONS (CONTINUED)

MY ARCHITECT ("MYA") AND MY DRAUGHTING SERVICES ("MDS")

A director of PTSB is a principal partner of MYA and MDS. During the years ended December 31, 2004 and 2003, the Company received fees of $1,316,052 and $1,153,578, respectively, from consulting contracts that it entered into with MYA. As of December 31, 2004, $131,579 and $94,210 of 1999 receivables from MYA and MDS, respectively, were not recognized as revenue due to the uncertainty of collection. The terms of repayment for the amount due from MYA and MDS are similar to terms accorded to the Company's other existing customers.

CHIEF EXECUTIVE OFFICER

As of December 31, 2004, the Company owed the Chief Executive Officer of the Company $68,902 for short-term cash advances made to the Company for working capital purpose from time to time. Advances from the Chief Executive Officer totaled $82,260 and $118,859 for the years ended December 31, 2004 and 2003, respectively. Repayment of advances to the Chief Executive Officer totaled $69,915 and $288,241 for the years ended December 31, 2004 and 2003, respectively. The amount owing to the Chief Executive Officer is unsecured, bears no interest, has no fixed terms of repayment and is recorded in the financial statements as "Amount due to a director".


NOTE 7: RESTRICTED CASH

As of December 31, 2004, the Company has the following restricted cash balances:

Cash deposited with a financial institution in US                 $   6,014,506
Cash deposited with financial institutions in Malaysia                  441,902
                                                                  --------------
                                                                  $   6,456,408
                                                                  ==============

Restricted cash of $6,014,506 deposited in a US financial institution is security for the performance of the Company and its subsidiaries' obligations to the Master Fund (see note 13 below).

Restricted cash of $441,902 (RM 1,679,227) deposited with financial institutions in Malaysia is time deposit accounts used as collateral for trade financing and bank overdraft facilities granted to GIH and GZ. The time deposit accounts have a maturity period of one year and are automatically renewed on an annual basis. The time deposit accounts earn interest at an aggregate rate of 3.7% per annum. Interest earned on the time deposits is to be added on and rolled over with the principal sum.

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003




NOTE 8: BANK OVERDRAFT AND BORROWINGS

As of December 31, 2004, the Company's subsidiaries have the following bank facilities:

                                                                    GIH              GZ               Total
                                                                  -------        -----------       ----------
Bank overdraft                                                $     132,000     $      79,000    $     211,000
Trade financing facilities                                          211,000           631,000          842,000
                                                              --------------    --------------   --------------
Total bank facilities available                               $     343,000     $     710,000    $   1,053,000
                                                              ==============    ==============   ==============
Balance utilized as of December 31, 2004                      $     187,700     $     575,724    $     763,424
                                                              ==============    ==============   ==============

The above bank facilities are repayable on demand and bear interest at rates ranging from 1.5% to 8.40% per annum and are secured by:

a) a pledge on the time deposit accounts; b) sinking fund accounts included in restricted cash; c) a corporate guarantee provided by GIH; and d) personal guarantees provided by third parties and two directors of GIH.


NOTE 9: CAPITAL LEASE OBLIGATIONS

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

As of December 31, 2004 the future minimum lease payments on capital leases are as follows:

           Year ending
           December 31:
           ------------
           2005                                                $        47,860
           2006                                                         33,232
                                                               ----------------
           Total payments                                               81,092
           Less:  amount representing interest                          (6,714)
                                                               ----------------
           Present value of minimum capital lease payments              74,378
           Less:  current maturities of capital lease
             obligations                                               (42,752)
                                                               ----------------
                                                               $        31,626
                                                               ================

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003



NOTE 9: CAPITAL LEASE OBLIGATIONS (CONTINUED)

Assets under these capital leases, which are included in property and equipment at December 31, 2004, are as follows:

                                                             Original     Accumulated      Net
                                                               Cost       Depreciation    Value
                                                         --------------- -------------  -----------
   Video communication hardware and peripherals          $     408,896   $   (360,953)  $   47,943
                                                         =============== =============  ===========

The Company has not made regular principal and interest payments due under three capital lease agreements since July 2000. During the year ended December 31, 2004, the Company made payments to the lessor totaling $63,158. The total overdue amount as of December 31, 2004 is $20,437, which includes unpaid principal of $11,576 and unpaid interest of $8,861. Unpaid principal is included in current portion of capital lease obligations on the balance sheet. Unpaid interest is included in accrued expenses on the balance sheet. The Company's Chief Executive Officer (CEO), who is also a shareholder, has personally guaranteed payment under these capital lease agreements. Pursuant to the terms of the guarantee agreement dated December 3, 1998, the CEO has guaranteed to pay all amounts which become due under the terms of the capital lease agreements. Subsequent to December 31, 2004 and through the date of this report, the Company has made payments to the lessor totaling $15,789.


NOTE 10: TERM LOAN

As of December 31, 2004, the Company has term loan liabilities of $215,708 (RM756,465) arising from its acquisition of GIH and its subsidiaries. These term loans, which were granted by financial institutions in Malaysia, are secured by personal guarantees provided by third parties and two directors of GIH and bear interest at 8.4% per annum.

As of December 31, 2004 maturities of the term loans are as follows:

           Year ending
           December 31:
           ------------------
           2005                                       $           65,637
           2006                                                   76,905
           2007                                                   61,173
           2008                                                   11,993
                                                      -------------------
           Total                                      $          215,708
                                                      ===================

In October 2004, the Company's newly acquired 55%-owned subsidiary, GZ, secured a term loan of $53,000 (RM200,000) from a financial institution in Malaysia to finance the establishment of a new retail outlet. The term loan, which was drawn down in March 2005, has a maturity of 4 years from the date of draw down and bears interest at 8% per annum.

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003




NOTE 11: INCOME TAXES

For 2004 and 2003, all income of the Company was derived from its activities in Malaysia and the United States. Provision for income tax liability for the year ended December 31, 2004 and 2003, respectively, is as follows:


                                                     Year ended December 31,
                                                      2004            2003
                                                  -------------   -------------
Current tax expense                               $      48,767   $      24,736
Deferred tax expense                                    131,316              --
                                                  -------------   -------------
Provision for Malaysian income tax expense
     on the Company and its subsidiaries' income  $     180,083   $      24,736
                                                  =============   =============

The difference between current income tax expense and expected income tax expense computed applying the United States Federal income tax rate of 34% to income from continuing operations before income tax and minority interest is explained as follows:

                                                     Year ended December 31,
                                                      2004            2003
                                                 --------------   -------------
     Expected income tax expense                 $     255,000    $    345,000
     Effect of lower Malaysian tax rate of 28%         (45,000)             --
     Benefit of operating loss carry forwards         (179,900)       (284,680)
     Other                                              18,667         (35,584)
                                                 --------------  --------------
     Current income tax expense                  $      48,767   $      24,736
                                                 ==============  ==============

Temporary differences and carry forwards that give rise to deferred tax assets and liabilities as of December 31, 2004 are as follows:

Deferred tax assets
       Net operating loss carry forward                           $    897,999
       Less: Valuation allowance                                      (792,736)
                                                                  -------------
       Deferred tax asset net of allowance                             105,263

Deferred tax liabilities
       Depreciation                                               $   (236,579)
                                                                  -------------
Net deferred tax liability                                        $   (131,316)
                                                                  =============
                                      F-27

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003



NOTE 11: INCOME TAXES (CONTINUED)

The valuation allowance offsets the net deferred tax assets for which there is no assurance of recovery. The valuation allowance is evaluated considering positive and negative evidence about whether the deferred tax assets will be realized. At that time of evaluation, the allowance is either increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax assets is no longer impaired and the allowance is no longer required. The Company's total net operating loss carry forward at December 31, 2004 is approximately $2,283,000, of which $1,133,000 relates to the Company's activities in Malaysia and $1,499,000 relates to the Company's activities in the United States. The net operating loss carry forward that relates to activities in Malaysia can be carried forward indefinitely, on an entity basis, while the net operating loss carry forward that relates to the Company's activities in the United States expires through the year 2024. The United States net operating loss carry forward may be subject to annual limitations based on ownership changes in the Company's common stock as provided by in section 382 of the Internal Revenue Code.



NOTE 12: CONVERTIBLE TERM NOTES

On May 28, 2004, the Company entered into a Securities Purchase Agreement with an unrelated investors group (the "Master Fund") under which the Company obtained $500,000 funding through the sale of a Convertible Term Note (the "Note") in the principal amount of $500,000, which is convertible into shares of the Company's common stock at a fixed conversion price of $0.35 per share and warrants to purchase up to 300,000 shares of the Company's common stock. The Note has a three-year term and a coupon at a rate per annum equivalent to the "prime rate" published in The Wall Street Journal from time to time plus 2%, subject to a floor of 6% per annum. The monthly interest will be adjusted downward based on a minimum increase of 25 percent of the price of the common stock above the conversion price. The warrants have a seven-year term and an exercise price of $0.40 per share for the first 100,000 shares, $0.43 per share for the second 100,000 shares and $0.47 per share for the third 100,000 shares. Black-Scholes valuations were performed on the 300,000 warrants resulting in a gross debt discount of $47,900 which will be amortized over the term of the debt, or 36 months, using the interest rate method. $326,000 of the proceeds were used for payment of expenses relating to issuance of the Note and convertible preferred stock to secure an additional $6.5 million financing from the Master Fund (see Note 13). The balance of the Note proceeds was used as working capital. The Company has granted a security interest in all of its net assets and the net assets of one of its wholly owned subsidiaries, until such time that the Note is satisfied. The principal and the interest can be paid in cash or in common stock at a fixed conversion price of $0.35 per share, at the Master Fund's option, provided that the volume weighted average price (VWAP) of the common stock for the ten trading days immediately preceding the due date is 110% above the exercise price. The fixed conversion price was reset to $0.20 per share pursuant to an agreement entered into by the Master Fund and the Company on August 11, 2004 (see Note 13), and the reset resulted in a beneficial conversion feature of approximately $152,000. The beneficial conversion feature is contingent upon future conversions by the Master Fund and is recorded as conversions are made. During the year ended December 31, 2004, the Company redeemed $13,297 principal of the Note with cash and converted $26,594 principal of the Note and $4,646 of accrued interest to 170,288 shares of the Company's common stock. In December 2004, the Master Fund submitted a notice to convert $26,594 principal of the Note and $5,493 of accrued interest to 174,526 shares of the Company's common stock. The common stock was issued to the Master Fund on January 6, 2005. As of December 31, 2004, outstanding principal of the Note was $385,615, of which $159,565 is due for redemption in the year ending December 31, 2005. Conversions during the year ended December 31, 2004 resulted in expense of $10,263.

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003



NOTE 13: SHAREHOLDERS' EQUITY

PREFERRED STOCK

The Company is authorized to issue one million shares of preferred stock, par value $0.10 per share, which may be issued in series with such designations, preferences, stated values, rights, qualifications or limitations as determined by the Board of Directors. On May 25, 2004, the Company executed a share exchange agreement with its Chairman and Chief Executive Officer, Mr. Patrick Lim, whereby Mr. Lim surrendered 8,000,000 shares of the Company's common stock in exchange for 100,000 shares of the Company's newly created Series A Voting Convertible Preferred Stock (the "Voting Preferred"), which is convertible into shares of common stock at a fixed ratio of 80 shares of common stock for 1 share of Voting Preferred stock. The 8,000,000 shares were returned to treasury and are available for re-issuance at a future date. The Voting Preferred stock is entitled to cumulative dividends at $2.20 per annum, payable in common stock at $0.28 per share. Each share of the Voting Preferred is entitled to voting rights equivalent to 80 shares of common stock. The Series A preferred is subject to mandatory conversion 10 years after its issuance.

PREFERRED STOCK OF A SUBSIDIARY

On May 28, 2004, the Company and one of the Company's wholly owned subsidiaries, SDA America, Inc. ("SDAA") entered into a Securities Purchase Agreement (the "SPA") with the Master Fund under which SDAA issued 6,500,000 shares of Series A Convertible Preferred Stock (the "Series A Preferred") at a price of $1.00 per share, which is convertible into shares of the Company's common stock, and warrants to purchase up to 3,000,000 shares of the Company's common stock. The Series A Preferred is convertable, subject to certain conditions, into common stock of the Company at the option of the Master Fund and is entitled to cumulative preferential dividends at a rate per annum equivalent to the "prime rate" published in The Wall Street Journal from time to time plus 2%, subject to a floor of 6% per annum. The preferred stock dividends can be paid in cash or in shares of the Company's common stock at a fixed conversion price of $0.35 per share, at the Master Fund's option, provided that the volume weighted average price (VWAP) of the Company's common stock for the ten trading days immediately preceding the due date is 110% above the exercise price. The warrants have a seven-year term and an exercise price of $0.40 per share for the first 1,000,000 shares, $0.43 per share for the second 1,000,000 shares and $0.47 per share for the third 1,000,000 shares. The Series A Preferred has a liquidation value of $1.00 per share.

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

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003



NOTE 13: SHAREHOLDERS' EQUITY (CONTINUED)

PREFERRED STOCK OF A SUBSIDIARY (CONTINUED)

In addition to resetting the conversion prices for a portion of the transaction, the amendment provides that all dividend and interest payments payable under the investment would accrue, rather than be payable in cash, until the next conversion into common stock occurs. The amendment provides for a waiver of cash payments of interest or dividends due prior to the execution of the amendment, with any such amounts to be accrued to the amounts payable under the terms of the Note or Series A preferred. The amendment stipulates that upon the registration of the shares required for the conversion features, the Master Fund will convert $500,000 of principal and/or accrued and unpaid dividends of the Series A Preferred into the common stock of the Company provided that the price of the Company's stock is at least $0.20 per share at the time. Accordingly, the Master Fund converted $500,000 of the Series A Preferred in September 2004, resulting in the issuance of 2,500,000 shares of common stock.

On November 15, 2004, the Company and the Master Fund executed an amendment ("Amendment No. 2") to the Securities Purchase Agreement, dated May 28, 2004 and as amended to date ("SPA"). Under the terms of Amendment No. 2, the Master Fund agreed to remove the condition from the SPA that required the Company to cause its common stock to be listed on the Nasdaq SmallCap Market, Nasdaq National Market System, the American Stock Exchange or the New York Stock Exchange on or prior to November 15, 2004 (the "Listing Condition"). As consideration for the removal of the Listing Condition, the Company issued warrants to the Master Fund to purchase 1,300,000 shares of the Company's common stock. The warrants have a seven-year term and an exercise price of $0.35 per share.


Pursuant to the Securities Purchase Agreement between the Master Fund and the Company and a restricted account agreement entered into by the Company, the Master Fund and a US bank, the $6,500,000 investment was deposited into a restricted account as security for the performance of the Company and its subsidiaries' obligations to the Master Fund. The proceeds are restricted until the preferred stock is converted into common stock of the Company. Additionally, at that date, the Company and the Master Fund can agree to use the restricted cash to make acquisitions of companies that meet agreed-upon criteria for sales, profitability and accounting standards.


As a result of issuing to the Master Fund an aggregate of 4,300,000 warrants with the $6.5 million convertible preferred stock, the Company recorded a total of $776,300 discount on the $6.5 million convertible preferred stock based on applying a Black-Scholes valuation which resulted in a net reclassification of $776,300 reducing additional paid-in capital and increasing warrants. All Black-Scholes valuations referenced and related entries are non-cash transactions.

The conversion of $500,000 of the Series A Preferred in September 2004 resulted in the release of $500,000 from the restricted account.

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003



NOTE 13: SHAREHOLDERS' EQUITY (CONTINUED)

COMMON STOCK

On December 4, 2002, the Company announced that its Board of Directors had approved a stock repurchase program for up to 10 million shares from the then public float of approximately 42.7 million shares which may be repurchased from time to time until December 2003. The shares repurchased by the Company were returned to treasury and are available for re-issuance at a future date.

On May 25, 2004, the Company reacquired 8,000,000 shares of its common stock pursuant to a share exchange agreement with its Chairman and Chief Executive Officer, Mr. Patrick Lim, whereby Mr. Lim surrendered 8,000,000 shares of the Company's common stock in exchange for 100,000 shares of the Company's newly created Series A Voting Convertible Preferred Stock. These shares were returned to treasury and are available for re-issuance at a future date. On August 9, 2004, the Company reissued 25,000 shares of common stock from its treasury stock to a consultant as payment for services rendered to the Company in July 2004 and recognized $5,750 as compensation expense based on the market value of $0.23 per share on the date of issuance. On December 24, 2004, the Company reissued 500,000 shares of common stock from its treasury stock to a consultant at $0.20 per share as payment for services rendered to the Company and recognized $100,000 as compensation expenses. As of December 31, 2004, the Company had a balance of 8,530,000 repurchased shares in its treasury stock with a carrying amount of $30,375.

On June 4, 2004, the Company issued 181,632 shares of common stock at $0.245 per share for a total consideration of $44,500; on July 2, 2004, the Company issued 176,237 shares of common stock at $0.253 per share for a total consideration of $44,500; and on August 2, 2004, the Company issued 189,361 shares of common stock at $0.235 per share for a total consideration of $44,500, to a consultant as payment for fees of $133,500 for services rendered in connection with the Company's financing transactions with the Master Fund. On December 24, 2004, the Company issued 169,735 shares of common stock at $0.20 per share for a total consideration of $33,268 to the consultant as payment for legal services rendered. The number of shares issued was determined by dividing the amount payable by the mean average of the prior day's closing bid and asked prices as published on the OTC Bulletin Board.

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

On July 30, 2004, the Company issued 240,000 shares of common stock at $0.27 per share for a total consideration of $64,800; on November 4, 2004 the Company issued 240,000 shares of common stock at $0.25 per share for a total consideration of $60,000, to a consultant pursuant to a compensation agreement dated July 15, 2004, under which the Company is to issue an aggregate of 960,000 shares of its common stock to the consultant as payment for services to be rendered to the Company for the twelve-month period ending July 14, 2005. The 480,000 shares were valued, based on the market price on the date of issuance, and the Company recognized compensation expense of $114,800 for the year ended December 31, 2004. On February 8, 2005, the Company issued another 240,000 shares of common stock to the consultant. These shares were valued at $0.18 per share

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003



NOTE 13: SHAREHOLDERS' EQUITY (CONTINUED)

COMMON STOCK (CONTINUED)

In August 2004, pursuant to a compensation agreement between the Company and a consultant, the Company authorized the issuance of 120,000 shares of its common stock to the consultant as payment for services to be rendered to the Company for the twelve-month period ending in July 2005. As of December 31, 2004, the Company has not issued any of the 120,000 shares of common stock to the consultant, and has accrued $9,000 of compensation expenses.

STOCK OPTIONS

On September 16, 2002, the Company granted options to purchase 300,000 shares of the Company's common stock at $0.12 per share to a consultant for services to be provided to the Company. These options are exercisable through September 2007, contingent upon continuous service by the consultant through specified dates. 100,000 of the options, which vested March 15, 2003, were valued at $0.044 per share, 100,000 of the options, which vested May 15, 2003, were valued at $0.048 per share, and the remaining 100,000 options, which vested September 15, 2003, were valued at $0.056 per share, based upon the Black-Scholes option-pricing model, resulting in recognition of compensation expense of $8,500 during the years ended December 31, 2003. 100,000 of the options were exercised on July 2, 2004 for a cash consideration of $12,000 and 200,000 of the options were exercised on December 24, 2004 for a cash consideration of $24,000.

On August 1, 2004, the Company granted options to purchase an aggregate of 300,000 shares of the Company's common stock at $0.30 per share to a consultant for services to be provided to the Company. These options are exercisable through July 2009, contingent upon continuous service by the consultant through specified dates. 100,000 options that vest on January 31, 2005 are valued at $0.064 per share, 100,000 options that vest on April 30, 2005 and the remaining 100,000 options that vest on July 31, 2005 are valued at $0.101 per share based upon the Black-Scholes option-pricing model, resulting in recognition of compensation expense of $15,153 during the year ended December 31, 2004.

On August 3, 2004, the Company granted certain officers, directors and employees of the Company options to purchase up to an aggregate of 2,000,000 shares of the Company's common stock at $0.20 per share. The options are exercisable through August 2009, contingent upon continuous service by the officers/directors/employees through specified dates. 500,000 options were exercisable on October 3, 2004, 200,000 options are exercisable on February 3, 2005, 500,000 options are exercisable on August 3, 2005, and the remaining 800,000 options are exercisable in equal numbers on each of February 3, 2006, 2007, 2008 and 2009, respectively. In addition, on August 3, 2004 the Company granted options to purchase 100,000 shares of the Company's common stock at $0.12 per share to an independent director as compensation for serving on the Company's Board of Directors. These options are exercisable with immediate effect through August 2009. For the year ended December 31, 2004, the Company valued the foregoing 2,100,000 options at $92,000 based on the intrinsic value method as permitted under APB25 and recognized compensation expense of $52,235.

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003



NOTE 13: SHAREHOLDERS' EQUITY (CONTINUED)

STOCK OPTIONS (CONTINUED)

A summary of the status of the Company's stock options as of December 31, 2004 and 2003, and changes during 2004 and 2003, is presented below:

         Options Outstanding                                    2004                               2003
      ------------------------                  --------------------------------   --------------------------------
                                                   Shares        Exercise Price       Shares       Exercise Price
                                                --------------   ---------------   --------------  ----------------
   For officers and employees:
    Beginning of the year                                   -                  -          33,000             $0.085
    Granted
     In August 2004                                   100,000           $  0.120
     In August 2004                                 2,000,000           $  0.200               -                  -
    Exercised                                               -                  -         (33,000)            $0.085
                                               ---------------                     --------------
    End of the year                                 2,100,000           $  0.196               -                  -
                                               ===============                     ==============
    Options exercisable at year end                   500,000                  -               -                  -
   For consultants:
    Beginning of the year                             300,000           $  0.120         360,000             $0.120
    Granted
     In August 2004                                   300,000           $  0.300               -                  -
    Exercised                                        (300,000)          $  0.120               -                  -
    Forfeited                                               -                  -         (60,000)            $0.120
                                                --------------                     --------------
    End of the year                                   300,000           $  0.300         300,000             $0.120
                                                ==============                     ==============
    Options exercisable at year end                         -           $  0.300         300,000             $0.120

              SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003



NOTE 13: SHAREHOLDERS' EQUITY (CONTINUED)

STOCK OPTIONS (CONTINUED)

The following table summarizes information about options outstanding at December 31, 2004 and 2003.

                                                                    Options Outstanding
                                         --------------------------------------------------------------
                                             Number       Weighted Average Remaining   Weighted Average
                                           Outstanding         Contractual Life        Exercise Price
                                         ---------------  ---------------------------  ----------------
   As of December 31, 2004:
    For officers and employees               2,100,000               4.67                       $0.196
    For consultants                            300,000               4.58                       $0.300
                                         -------------                                   -------------
   Total                                     2,400,000               4.66                       $0.209
                                         =============                                   =============
   As of December 31, 2003:
    For officers and employees                      --                --                          --
    For consultants                            300,000               3.71                       $0.120
                                         -------------                                   -------------
                                               300,000               3.71                       $0.120
                                         =============                                   =============

NOTE 14: SIGNIFICANT CONCENTRATIONS OF CREDIT RISK

Two customers in the Company's applications segment (note 16) accounted for approximately 87% and 92% of revenues earned during the years ended December 31, 2004 and 2003, respectively. In the year ended December 31, 2004, two customers, respectively, accounted for 43% and 44% of total revenue. In the year ended December 31, 2003, two customers, respectively, accounted for 50% and 43% of total revenue. Allowance for doubtful accounts receivable was $425,869 and $155,744 at December 31, 2004 and 2003, respectively. The Company will continue to pursue vigorously the collection of all its outstanding accounts receivable.


Three suppliers accounted for 91% and substantially all cost of revenues during the year ended December 31, 2004 and 2003, respectively. The Company is not dependent upon one supplier to provide the services that it requires but made a strategic decision to engage the services of only a small number of suppliers after taking into consideration the quality of service and competitive pricing being offered. Should the need arise, the Company could utilize alternative suppliers for the services that it requires.

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003




NOTE 15: OTHER INCOME

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


NOTE 16: SEGMENT INFORMATION

SEGMENT REPORTING

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

2. Material handling equipment division beginning in December 2003 (Material Handling)

     Activities under this segment include industrial moving, packing and unpacking industrial equipment, land transportation and secured logistics, as well as the sale, rental and servicing of material handling equipment.

3. Apple computer division beginning in October 2004 (Gallant group of companies)

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

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003



NOTE 16: SEGMENT INFORMATION (CONTINUED)

OPERATING SEGMENT INFORMATION

                                                                  Year ended December 31, 2004

                                                                        Material
                                                    Applications        Handling          Gallant         Total
                                                   ---------------  ---------------   ---------------   ---------------
Revenue:
   Related parties                                 $    1,316,052   $           --    $           --    $    1,316,052
   Others                                              17,720,842          535,195           865,941        19,121,978
                                                   ---------------  ---------------   ---------------   ---------------
                                                   $   19,036,894   $      535,195    $      865,941    $   20,438,030
                                                   ===============  ===============   ===============   ===============
Net income (loss):
   from operating segments                         $      583,369   $      (46,598)   $        3,519    $      540,290
   from discontinued operations                               428           (5,358)               --            (4,930)
                                                   ---------------  ---------------   ---------------   ---------------
                                                   $      583,797   $      (51,956)   $        3,519    $      535,360
                                                   ===============  ===============   ===============   ===============
Depreciation expense                               $      240,894   $       16,474    $        7,616
                                                   ===============  ===============   ===============

Non cash compensation expense                      $      306,000
                                                   ===============
Interest expense                                   $       27,289   $           --    $       14,578
                                                   ===============  ===============   ===============
Interest income                                    $       14,530   $           --    $        1,878
                                                   ===============  ===============   ===============
Share of associate companies lossess               $           --   $       (6,355)   $           --
                                                   ===============  ===============   ===============
Income tax expense (benefit)                       $      180,526   $       (2,631)   $        2,188
                                                   ===============  ===============   ===============
Expenditures for additions to long lived assets    $       43,725   $       19,283    $           --
                                                   ===============  ===============   ===============

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003



NOTE 16: SEGMENT INFORMATION (CONTINUED)

OPERATING SEGMENT INFORMATION (CONTINUED)

                                                                        Year ended December 31, 2003
                                                               Applications       Material            Total
                                                                                  Handling
                                                              ----------------- ---------------- -----------------
Revenue:
   Related parties                                          $       308,289     $            --    $       308,289
   Others                                                        15,499,474              50,390         15,549,864
                                                            ----------------    ----------------   ----------------
                                                            $    15,807,763     $        50,390    $    15,858,153
                                                            ================    ================   ================
Net income (loss):
   from operating segments                                  $       851,743     $       (22,868)   $       828,875
   from discontinued operations                                                         (13,502)           (13,502)
                                                            ----------------    ----------------   ----------------
                                                            $       851,743     $       (36,370)   $       815,373
                                                            ================    ================
Depreciation expense                                        $       239,830     $         3,012
                                                            ================    ================
Interest expense                                            $        12,115     $            --
                                                            ================    ================
Share of associate companies' losses                        $            --     $         2,551
                                                            ================    ================
Income tax expense                                          $        32,719     $            --
                                                            ================    ================
Expenditures for additions to long lived assets             $         4,866     $        23,684
                                                            ================    ================

Total consolidated assets as of December 31, 2004 are as follows:

   Applications                                                                                    $    12,707,620
   Material handling                                                                                       444,628
   Gallant                                                                                               1,319,772
                                                                                                   ----------------
   Total consolidated assets                                                                       $    14,472,020
                                                                                                   ================

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003



NOTE 17: COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its principal executive offices in Malaysia under a three-year operating lease from an unaffiliated party. The lease, which expires on March 14, 2007, provides for a two-year renewal option thereafter. A subsidiary  of the  Company  leases  an  office  from an  unaffiliated  party in
Malaysia under a two-year operating lease, which expires in May 2006 and provides for a one-year renewal option thereafter. Another subsidiary of the Company leases two retail outlets in Malaysia. One lease expires in December 2006 and another lease expires in March 2008 and provides for a three-year renewal option thereafter. In April 2004, the Company entered into a one-year lease agreement with an unaffiliated party for office space in New York, N.Y. This lease expired in March 2005 and was automatically renewed for one year. These leases require the Company to pay rent of $10,600 per month in January through March 2005, $14,000 per month in April 2005 through March 2006, $13,500 per month for April and May 2006, $13,000 per month in June through December 2006, $6,300 per month in January through March 2007 and $3,100 per month through March 2008, as well as taxes, maintenance, insurance and certain other operating costs of the leased properties. Rent expense under these leases was $91,838 and $68,035 for the years ended December 31, 2004 and 2003, respectively.


The Company also leases three Internet lines and a related Internet access gateway. These leases can be terminated at anytime by serving a 30 day notice to the service provider. The lease rental that the Company is required to pay is $300 per month.

Future minimum lease payments under the non-cancelable lease agreements are as follows:

           Year ending December 31:
           ------------------------
           2005                                  $          157,800
           2006                                             160,000
           2007                                              46,800
           2008                                               9,300
                                                 ------------------
                                                 $          373,900
                                                 ==================

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003




NOTE 18:  PROPOSED BUSINESS TRANSACTIONS

In November 2004, the Company announced it had signed a Letter of Intent to acquire a 51% ownership interest in MacAsia Sdn Bhd, an Apple Professional Video Reseller in Malaysia. The Company has not proceeded with completing the acquisition due to disagreement on financial and business issues with the existing shareholders of MacAsia.


NOTE 19: PENDING LITIGATION

No legal proceedings of a material nature to which the Company is a party are pending as of December 31, 2004, and the Company knows of no legal proceedings of a material nature pending or threatened or judgments entered against any director or officer of the Company in his/her capacity as such.


NOTE 20: SUBSEQUENT EVENTS

In January 2005, the Company announced that it has executed a definitive agreement to acquire a 55% equity interest in Innospective Sdn Bhd ("ISS"), a systems integration firm specializing in the design, development and implementation of wireless applications and electronic solutions. The transaction is scheduled to close by April 30, 2005 when the Company paid a cash consideration of $52,632 (RM200,000) to acquire 122,000 shares of ISS's common stock, representing 55% of the paid-up capital of ISS. The Company will also issue 250,000 shares of the Company's common stock from its treasury to a consultant as payment for professional fees on advising the Company in this acquisition.