Form 10QSB
period 2005-03-31
SECURED DIGITAL APPLICATIONS INC
filed 2005-05-16
CIK 940516

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005 OR


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

Yes  X    No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:



           Class                    Number of shares outstanding at May 12, 2005
-------------------------------   ----------------------------------------------
Common stock, $.00001 par value                      95,909,690


FORM 10-QSB

1ST QUARTER

                                      INDEX
                                                                                                        Page
PART I  -  FINANCIAL INFORMATION

         ITEM 1. FINANCIAL STATEMENTS


         Condensed consolidated balance sheet as at March 31, 2005 (Unaudited)                            3

         Condensed consolidated statements of operations for the three-month periods
         ended March 31, 2005 and March 31, 2004 (Unaudited)                                              5

         Condensed consolidated statements of cash flows for the three-month
         periods ended March 31, 2005 and March 31, 2004 (Unaudited)                                      6

         Notes to condensed consolidated financial statements (Unaudited)                              7 - 18


         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS                                                 19 - 30


         ITEM 3. CONTROLS AND PROCEDURES                                                                 30

PART II - OTHER INFORMATION

         ITEM 1. LEGAL PROCEEDINGS                                                                       31

         ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS                             31

         ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                                         31

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                     31

         ITEM 5. OTHER INFORMATION                                                                       31

         ITEM 6. EXHIBITS                                                                                31

         SIGNATURES                                                                                      32


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

PART I -  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2005
                                   (Unaudited)


                                     ASSETS

Current assets:
     Cash                                                                                      $        66,405
     Cash, restricted                                                                                6,503,143
     Trade receivables,
       less allowance for doubtful accounts of $55,000                                               5,051,196
     Other accounts receivable,
       less allowance for doubtful accounts of $371,000                                                 59,506
     Prepaid expenses                                                                                   95,978
     Inventories                                                                                       535,127
                                                                                               ---------------
              Total current assets                                                                  12,311,355
Property and equipment, net                                                                          1,245,281
Customer list                                                                                          175,500
License                                                                                                 58,500
Goodwill                                                                                               852,525
Long-term receivables, related parties                                                                 295,900
Debt issuance cost                                                                                      21,437
                                                                                               ---------------
                                                                                               $    14,960,498
                                                                                               ===============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Bank overdraft and borrowings                                                             $       894,787
     Current portion of capital lease obligations                                                       30,858
     Current portion of convertible term note                                                          199,456
     Current portion of term loan                                                                       75,163
     Accounts payable                                                                                1,263,597
     Accrued expenses                                                                                  176,908
     Amount due to an affiliated company                                                               114,070
     Amount due to a director                                                                           69,495
     Income tax payable                                                                                 55,139
     Preferred stock dividend payable                                                                  525,559
                                                                                               ---------------
              Total current liabilities                                                              3,405,032
     Capital lease obligations, net of current portion                                                  31,626
     Convertible term note, net of current portion                                                     186,159
     Term loan, net of current portion                                                                 120,825
     Deferred income tax                                                                               131,316
     Deferred gain                                                                                     295,900
                                                                                               ---------------
              Total liabilities                                                                      4,170,858
                                                                                               ---------------

                                   (continued)


               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                           MARCH 31, 2005 (CONTINUED)
                                   (Unaudited)






Minority interest                                                                                      553,146
                                                                                               ---------------
Commitments and contingencies

Shareholders' equity:
     Series A convertible preferred stock, $0.10 par value; 1,000,000 shares authorized; 100,000 shares issued and outstanding,
       liquidation preference $3,733,000                                                                10,000
     Common stock, $.00001 par value; 350,000,000 shares authorized;
        103,565,678 shares issued                                                                          950
     Additional paid-in capital                                                                      9,343,874
     Common treasury stock, 8,530,000 shares at cost                                                   (30,375)
     Options                                                                                            68,112
     Warrants                                                                                          779,613
     Retained earnings                                                                                   7,751
     Accumulated other comprehensive income                                                             56,569
                                                                                               ---------------
              Total shareholders' equity                                                            10,236,494
                                                                                               ---------------
                                                                                               $    14,960,498
                                                                                               ===============

      See accompanying notes to condensed consolidated financial statements

              SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                                                                     Three months ended
                                                                                                           March 31,
                                                                                                           2005 2004
                                                                                                -------------------------------
Revenues:

     Related parties                                                                            $       45,789    $     414,475
     Others                                                                                          6,474,565        3,948,499
                                                                                                ---------------   --------------
                                                                                                     6,520,354        4,362,974
Cost of revenues                                                                                     5,929,819        3,964,598
                                                                                                ---------------   --------------
Gross profit                                                                                           590,535          398,376
                                                                                                ---------------   --------------
Operating expenses:
     Sales and marketing                                                                                17,288            4,697
     General and administrative:
       Related parties                                                                                  21,316           21,316
       Others                                                                                          409,109          258,025
                                                                                                ---------------   --------------
Total operating expenses                                                                               447,713          284,038
                                                                                                ---------------   --------------
Income from operations                                                                                 142,822          114,338
                                                                                                ---------------   --------------
Other income (expense):

     Interest expense                                                                                  (28,647)          (3,260)
     Interest income                                                                                    43,051              --
     Gain on disposal of assets, related party                                                          13,684          107,258
     Other income                                                                                       15,737             --
     Share of associate companies' losses                                                                 --             (2,632)
                                                                                                ---------------   --------------
                                                                                                        43,825          101,366
                                                                                                ---------------   --------------
Income from continuing operations before
     income tax and minority interest                                                                  186,647          215,704
Income tax                                                                                             (22,368)          (1,842)
                                                                                                ---------------   --------------
Income from continuing operations before
     minority interest                                                                                 164,279          213,862
Minority interest                                                                                        2,135          (29,968)
                                                                                                ---------------   --------------

Income from continuing operations                                                                      166,414          183,894
                                                                                                ---------------   --------------
Discontinued operations (material handling subsidiaries):
     Loss before income tax                                                                              --             (20,594)
     Income tax                                                                                          --                --
                                                                                                ---------------   --------------
     Loss from discontinued operations                                                                   --             (20,594)
                                                                                                ---------------   -------------
Net income                                                                                             166,414          163,300

Preferred stock dividend                                                                              (158,663)            --
                                                                                                ---------------   --------------
Net income applicable to common shareholders                                                    $        7,751    $     163,300
                                                                                                ===============   ==============
Net income per common share from continuing operations:
     Basic and diluted                                                                          $            *    $           *
                                                                                                ===============   ==============
Net income per common share from discontinued operations:
     Basic and diluted                                                                          $            *    $           *
                                                                                                ===============   ==============
Weighted average shares outstanding:
     Basic                                                                                          94,924,649       97,928,899
                                                                                                ===============   ==============
     Diluted                                                                                        95,421,117       98,228,899
                                                                                                ===============   ==============

* Less than $.01 per share


      See accompanying notes to condensed consolidated financial statements

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                       Three Months Ended
                                                                                                            March 31
                                                                                                     2005                 2004
                                                                                                 ---------------   --------------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net cash (used in) provided by operating activities                                        $     (172,118)   $      69,952
                                                                                                ---------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from disposal of equipment                                                                10,526             --
     Purchase of equipment                                                                             (72,537)          (1,690)
     Proceeds from sale of investment in associate companies                                            13,158             --
                                                                                                ---------------   --------------
         Net cash used in investing activities                                                         (48,853)          (1,690)
                                                                                                ---------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Increase in restricted cash                                                                       (46,735)            --
     Net increase in bank borrowings                                                                   131,363             --
     Net repayment of advances to affiliated company                                                    (2,141)        (126,484)
     Net payment (repayment) of advances from/to a director                                                593          (29,298)
     Payment of term loan                                                                              (19,720)            --
     Payment of obligation under capital leases                                                        (11,894)          (2,811)
                                                                                                ---------------   --------------
           Net cash provided by (used in) financing activities                                          51,466         (158,593)
                                                                                                ---------------   --------------

Net decrease in cash                                                                                  (169,505)         (90,331)
Net cash provided by discontinued operations                                                           143,417              366
Cash, beginning of period                                                                               92,493          244,919
                                                                                                ---------------   --------------
Cash, end of period                                                                             $       66,405    $     154,954
                                                                                                ===============   ==============

Supplemental disclosure of non-cash financing activities:

Preferred stock dividend declared                                                               $      158,663    $       --
                                                                                                ===============   ==============
Conversion of accrued term note and related accrued interest                                    $       32,087    $       --
                                                                                                ===============   ==============


BUSINESS ACQUISITION (Note 3):

Net assets acquired:
   Property, furniture and equipment                                                                              $      10,728
   Inventories                                                                                                           85,885
   Accounts receivable                                                                                                   87,345
   Cash                                                                                                                   3,583
   Accounts payable                                                                                                     (59,076)
   Capital lease obligation                                                                                              (8,138)
                                                                                                                  --------------
                                                                                                                        120,327
Less: Minority interests                                                                                                (46,192)
         Cash acquired                                                                                                   (3,583)
                                                                                                                  --------------
Net amount payable for acquisition of subsidiary                                                                  $      70,552
                                                                                                                  ==============


      See accompanying notes to condensed consolidated financial statements

                       SECURED DIGITAL APPLICATIONS, INC.
          NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                               MARCH 31, 2005

                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Secured Digital Applications, Inc. (the "Company") include the accounts of Secured Digital Applications, Inc. and its following subsidiaries:

1.   EyStar  Media Inc.  ("EMI"),  a Delaware  corporation  wholly-owned  by the
     Company;
2.   SDA America,  Inc.  ("SDAA"),  a Delaware  corporation  wholly-owned by the
     Company;
3. Secured Digital Applications (M) Sdn Bhd ("SDAM") (f/k/a Animated Electronic Industries Sdn Bhd), Armor Multi Systems Sdn Bhd ("AMS") (f/k/a Asiaco Multi Corporation Sdn Bhd) and Secured Shipping Sdn Bhd ("SS"), all Malaysian corporations wholly-owned by the Company;
4. Perwimas Telecommunications Sdn Bhd ("PTSB"), SDAM's 86% owned Malaysian subsidiary;
5.   Asiaco Services Sdn Bhd ("ASS"), AMS's 60% owned Malaysian subsidiary;
6. Digital Image ID Sdn Bhd ("DID") (f/k/a Vista Positive Sdn Bhd), SDAM's wholly-owned subsidiary, from the date of incorporation on February 17, 2004;
7. Gallant Service Centre (M) Sdn Bhd ("GSC"), SDAM's wholly-owned subsidiary, from the date of acquisition on September 29, 2004;
8. Gallant IT Holdings Sdn Bhd ("GIH"), GSC's 55% owned subsidiary, from the date of acquisition on September 29, 2004; and
9. Gallant Zone (M) Sdn Bhd ("GZ"), Gallant IT Distribution (M) Sdn Bhd ("GID") and Gallant Focus (M) Sdn Bhd ("GF"), all wholly-owned subsidiaries of GIH from the date of acquisition on September 29, 2004 and, including GIH, such subsidiaries may sometimes collectively be referred to as the "Gallant group" of companies.

For the three-month period ended March 31, 2004, the Company's unaudited interim consolidated financial statements included the accounts of the following companies, which were sold on December 27, 2004 to an unrelated party, and which are presented as discontinued operations:

1.   Temasya Wira Sdn Bhd ("TW"), AEI's 60% owned Malaysian subsidiary
2. Asiaco Material Handling (East Coast) Sdn Bhd ("AEC"), AMS's 80% owned Malaysian subsidiary;
3.   Asiaco Logistic Sdn Bhd ("ALG"), AMS's 67% owned Malaysian subsidiary; and
4. Asiaco Taiping Sdn Bhd ("ATG"), AMS's 62% owned Malaysian subsidiary, from the date of acquisition on February 9, 2004.

All significant intercompany accounts and transactions have been eliminated in consolidation.

The unaudited condensed consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all the information and note disclosures required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of financial position, operating results and cash flows for the interim periods presented have been made. It is the Company's opinion that, when the interim financial statements are read in conjunction with the December 31, 2004 Annual Report on Form 10-KSB, the Company's disclosures are adequate to make the information presented not misleading. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year.

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

REVENUE RECOGNITION

Revenue represents the net invoiced value of:

     o    goods sold;
     o fees earned from the production of multimedia programs and Intranet and management and consulting services;
     o fees earned from provision of information technology related services and
     o    fees earned from rental and servicing of material handling equipment.

The Company recognizes revenue from the sales of goods in the period when significant risks and rewards of ownership have transferred to its customers. The Company recognizes revenue from the services provided in the period in which the services are performed and when there is no significant uncertainty regarding the consideration to be received and the associated costs to be incurred.

NET INCOME PER COMMON SHARE

Basic net income per share is calculated by dividing net income applicable to common shareholders by the weighted average number of common shares outstanding for the three-month periods ended March 31, 2005 and 2004. Diluted income per share is computed using the weighted average number of shares determined for the basic computations plus the number of shares of common stock that would be issued assuming all contingently issuable shares having a dilutive effect on earnings per share were outstanding for the period. The calculation of basic and diluted income per share is as follows (in thousands, except per-share amounts):

                                                                                    Three Months Ended

                                                                            March 31, 2005      March 31, 2004
                                                                           -----------------    ----------------
Net income                                                                 $            166    $            163

Preferred stock dividends                                                              (158)                 --

                                                                           -----------------    ----------------
Net income available to common shareholders                                $              8                $163
                                                                           =================    ================

Weighted average shares outstanding - basic                                          94,925              97,929
                                                                           =================    ================

Net income per share - basic                                               $              *    $              *
                                                                           =================    ================


*  less than $.01 per share


                                                                                     Three Months Ended

                                                                             March 31, 2005     March 31, 2004
                                                                           -----------------    ----------------
Weighted average shares outstanding - basic                                          94,925              97,929
Common stock issuable to consultant                                                     461                 300
Dilutive stock options and warrants                                                      35                  --

                                                                           -----------------    ----------------
Weighted average shares outstanding - diluted                                        95,421              98,229
                                                                           =================    ================

Net income per share -diluted                                              $              *     $             *
                                                                           =================    ================

* Less than $.01 per share

GOODWILL AND INTANGIBLE ASSETS

Goodwill, arising from the purchase of PTSB and the Gallant group of companies, represents the purchase price paid and liabilities assumed in excess of the estimated fair value of tangible assets acquired.

Intangible assets consist of a customer list and a Malaysian government registered contractor license acquired in September 2004. The customer list has a gross carrying value of $189,000 and is amortized using the straight line method over its expected life of 7 years. Amortization expense for the three months ended March 31, 2005 was $6,750 and accumulated amortization at March 31, 2005 was $13,500. The registered contractor license has a carrying value of $65,000 and is amortized using the straight line method over its expected life of 5 years. Amortization expense for the three months ended March 31, 2005 was $3,250 and accumulated amortization at March 31, 2005 was $6,500.

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

For the three-month periods ended March 31, 2005 and 2004, the Company made a provision of $22,368 and $1,842, respectively, net of the benefit of any available net operating losses, for income tax payable on its operations in Malaysia.

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

On September 16, 2002, the Company granted options to purchase 300,000 shares of the Company's common stock at $0.12 per share to a consultant for services to be provided to the Company. These options are exercisable through September 2007, contingent upon continuous service by the consultant through specified dates. 100,000 of the options were exercised on July 2, 2004 for cash of $12,000 and 200,000 of the options were exercised on December 24, 2004 for cash of $24,000.

On August 1, 2004, the Company granted options to purchase an aggregate of 300,000 shares of the Company's common stock at $0.30 per share to a consultant for services to be provided to the Company. These options are exercisable through July 2009, contingent upon continuous service by the consultant through specified dates. The option agreement between the Company and the consultant was terminated in April 2005. 100,000 options vested on January 31, 2005 resulting in recognition of compensation expense of $1,067 during the three-month period ended March 31, 2005. 100,000 options scheduled to vest on April 30, 2005 and the remaining 100,000 options scheduled to vest on July 31, 2005 were cancelled following termination of the agreement.

On August 3, 2004, the Company granted certain officers, directors and employees of the Company options to purchase up to an aggregate of 2,000,000 shares of the Company's common stock at $0.20 per share. The options are exercisable through August 2009, contingent upon continuous service by the officers/directors/employees through specified dates. 500,000 options were exercisable on October 3, 2004, 200,000 options were exercisable on February 3, 2005, 500,000 options are exercisable on August 3, 2005, and the remaining 800,000 options are exercisable in equal numbers on each of February 3, 2006, 2007, 2008 and 2009, respectively. In addition, on August 3, 2004 the Company granted options to purchase 100,000 shares of the Company's common stock at $0.12 per share to an independent director as compensation for serving on the Company's Board of Directors. These options are exercisable with immediate effect through August 2009. For the three months ended March 31, 2005, the Company, based on the intrinsic value method as permitted under APB25, recognized compensation expense of $9,477. On May 3, 2005, two officers and directors exercised 290,000 options, an officer exercised 30,000 options and an employee exercised 30,000 options for an aggregate cash consideration of $70,000.

Had compensation cost for options been determined based on the fair value at the grant date consistent with the method prescribed under SFAS No. 123, the Company's pro forma net income and net income per share would have been as follows:

                                                                                                    THREE MONTHS ENDED

                                                                                                  March 31            March 31
                                                                                                    2005                 2004
                                                                                              -----------------    ----------------
Net income                                                                                    $        166,414     $       163,300
Add: Stock-based employee compensation expense
        included in reported net income, net of related tax                                              9,477                  --
Less: Total stock-based employee compensation expense
         determined under fair value based method for all
         awards, net of related tax effects                                                            (35,000)                 --
                                                                                              -----------------    ----------------
Pro forma net income                                                                          $        140,891     $       163,300
                                                                                              =================    ================
Income (loss) per share:
 Basic and diluted - as reported                                                              $              *     $             *
 Basic and diluted - pro forma                                                                $              *     $             *
                                                                                              =================    ================

* Less than $.01 per share

The value of the options issued during the three months ended March 31, 2005 is calculated using the Black-Scholes methodology as prescribed by SFAS No. 148. The Company utilized an expected dividend yield of 0, expected stock price volatility ranging from 115% to 163%, risk free interest rate ranging from 2% to 4%, and expected life of the option ranging from 3 months to 4.5 years.

The Company did not issue any options to employees and officers during the three months ended March 31, 2004.

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

RECLASSIFICATIONS

Certain 2004 balances have been reclassified to conform to the current presentation.


3.   BUSINESS ACQUISITION AND DISPOSAL

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

Revenues from discontinued operations were $114,148 for the three months ended March 31, 2004. Losses from discontinued operations were $20,594 for the three months ended March 31, 2004. Discontinued operations relate to the Company's material handling segment.

4.   RESTRICTED CASH

As of March 31, 2005, the Company has the following restricted cash balances:



Cash deposited with a financial institution in US             $      6,057,557
Cash deposited with financial institutions in Malaysia                 445,586
                                                              ----------------
                                                              $      6,503,143
                                                              ================

Restricted cash of $6,057,557 deposited in a US financial institution is security for the performance of the Company and its subsidiaries' obligations to the Master Fund (see note 9 below).

Restricted cash of $445,586 (RM1,693,227) deposited with financial institutions in Malaysia is time deposit accounts used as collateral for trade financing and bank overdraft facilities granted to GIH and GZ. The time deposit accounts have a maturity period of one year and are automatically renewed on an annual basis. The time deposit accounts earn interest at an aggregate rate of 3.7% per annum. Interest earned on the time deposits is to be added on and rolled over with the principal sum.


5.   BANK OVERDRAFT AND BORROWINGS

As of March 31, 2005, the Company's subsidiaries have the following bank facilities:

                                                                    GIH              GZ               Total
                                                              -------------     -------------    -------------
Bank overdraft                                                $     132,000     $      79,000    $     211,000
Trade financing facilities                                          211,000           631,000          842,000
                                                              -------------     -------------    -------------
Total bank facilities available                               $     343,000     $     710,000    $   1,053,000
                                                              =============     =============    =============
Balance utilized as of March 31, 2005                         $     224,247     $     670,540    $     894,787
                                                              =============     =============    =============

The above bank facilities are repayable on demand and bear interest at rates ranging from 1.5% to 8.40% per annum and are secured by:

     a)   a pledge on the time deposit accounts;
     b)   sinking fund accounts included in restricted cash;
     c)   a corporate guarantee provided by GIH; and
     d) personal guarantees provided by third parties and two directors of GIH.


6. RELATED PARTY ACTIVITY

During the three-month periods ended March 31, 2005 and 2004, the Company recognized revenue of $45,789 and $414,475, respectively, for project consulting fees from a related party, pursuant to four consulting contracts. As of March 31, 2005, $25,263 of the $45,789 was in accounts receivable.

At December 31, 2004, long-term receivables, related parties, consisted of $309,584 due from Synervest Sdn Bhd ("SSB"). This amount primarily arose in the year ended December 31, 1998 when the Company sold to SSB assets used in the operations of a subsidiary. Due to the uncertainty of collection of the related receivable, a related gain on the sale of the assets was deferred and is to be recognized only after all costs have been recovered and as payments are received. During the year ended December 31, 2002, payments received by the Company exceeded all remaining costs. The Company received $13,684 and $107,258 of the outstanding receivable during the three-month periods ended March 31, 2005 and 2004, respectively, resulting in a realization of gain on sale of assets, related party for those periods. The deferred gain included in the balance sheet has been reduced accordingly.

7.   TERM LOAN

As of March 31, 2005, the Company has term loan liabilities of $195,988 (RM744,753). These term loans, which were granted by financial institutions in Malaysia, are secured by personal guarantees provided by third parties and two directors of GIH and bear interest at 8% - 8.4% per annum.


8.   CONVERTIBLE TERM NOTES

On May 28, 2004, the Company entered into a Securities Purchase Agreement with an unrelated investors group (the "Master Fund") under which the Company obtained $500,000 funding through the sale of a Convertible Term Note (the "Note") in the principal amount of $500,000, convertible into shares of the Company's common stock at a fixed conversion price of $0.35 per share and warrants to purchase up to 300,000 shares of the Company's common stock. The Note has a three-year term and a coupon at a rate per annum equivalent to the "prime rate" published in The Wall Street Journal from time to time plus 2%, subject to a floor of 6% per annum. The monthly interest may be adjusted downward based on a minimum increase of 25 percent of the price of the common stock above the conversion price. The warrants have a seven-year term and an exercise price of $0.40 per share for the first 100,000 shares, $0.43 per share for the second 100,000 shares and $0.47 per share for the third 100,000 shares. Black-Scholes valuations were performed on the 300,000 warrants resulting in a gross debt discount of $47,900 which is being amortized over the term of the debt, or 36 months, using the effective interest rate method. $326,000 of the proceeds were used for payment of expenses relating to issuance of the Note and convertible preferred stock to secure an additional $6.5 million financing from the Master Fund (see Note 9). The balance of the Note proceeds was used as working capital. The Company has granted a security interest in all of its net assets and the net assets of one of its wholly owned subsidiaries, until such time that the Note is satisfied. The principal and the interest can be paid in cash or in common stock at the conversion price, at the Master Fund's option, provided that the volume weighted average price (VWAP) of the common stock for the ten trading days immediately preceding the due date is 110% above the conversion price. The conversion price was reset on August 11, 2004 to $0.20 per share pursuant to an agreement entered into by the Master Fund and the Company and the reset resulted in a beneficial conversion feature of approximately $152,000. On April 25, 2005, pursuant to an agreement entered into by the Master Fund and the Company, the conversion price was subsequently reset to a price equal to 85 percent of the average of the five lowest closing prices during the 22 trading days prior to the date of conversion, subject to a minimum conversion price of $0.07 per share, and the reset may result in a revised beneficial conversion feature. The beneficial conversion feature is contingent upon future conversions by the Master Fund and is recorded as conversions are made. In December 2004, the Master Fund submitted a notice to convert $26,594 principal of the Note and $5,493 of accrued interest to 174,526 shares of the Company's common stock. The common stock was issued to the Master Fund on January 6, 2005. As of March 31, 2005, outstanding principal of the Note was $385,615. On April 25, 2005, the Master Fund converted $39,891 principal of the note and $8,653 of accrued interest to 383,701 shares of the Company's common stock. On May 5, 2005, the Master Fund converted $13,297 principal of the note and $2,707 of accrued interest to 140,311 shares of the Company's common stock.


9.   PREFERRED STOCK

On May 25, 2004, the Company executed a share exchange agreement with its Chairman and Chief Executive Officer, Mr. Patrick Lim, whereby Mr. Lim surrendered 8,000,000 shares of the Company's common stock in exchange for 100,000 shares of the Company's newly created Series A Voting Convertible Preferred Stock (the "Voting Preferred"), which is convertible into shares of common stock at a fixed ratio of 80 shares of common stock for 1 share of Voting Preferred stock. The 8,000,000 shares were returned to treasury and are available for re-issuance at a future date. The Voting Preferred stock is entitled to cumulative dividends at $2.20 per annum, payable in common stock at $.28 per share. On May 3, 2005, Mr. Lim and the Company executed an amendment to the Certificate of Designation of Series A Voting Convertible Preferred Stock governing payment of dividend on the Voting Preferred. Under the terms of the amendment, Mr. Lim would have the option of receiving the dividend on the Voting Preferred either in cash or shares of the Company's common stock. Each share of the Voting Preferred is entitled to voting rights equivalent to 80 shares of common stock. The Series A preferred is subject to mandatory conversion 10 years after its issuance.

On May 28, 2004, the Company and one of the Company's wholly owned subsidiaries, SDA America, Inc. ("SDAA") entered into a Securities Purchase Agreement (the "SPA") with the Master Fund under which SDAA issued 6,500,000 shares of Series A Convertible Preferred Stock (the "Series A Preferred") at a price of $1.00 per share, which is convertible into shares of the Company's common stock, and warrants to purchase up to 3,000,000 shares of the Company's common stock. The Series A Preferred is convertible, subject to certain conditions, into common stock of the company at the option of the Master Fund and is entitled to cumulative preferential dividends at a rate per annum equivalent to the "prime rate" published in The Wall Street Journal from time to time plus 2%, subject to a floor of 6% per annum. The preferred stock dividends can be paid in cash or in shares of the Company's common stock at the applicable conversion price, at the Master Fund's option. The conversion price was initially set at $0.35 per share. The warrants have a seven-year term and an exercise price of $0.40 per share for the first 1,000,000 shares, $0.43 per share for the second 1,000,000 shares and $0.47 per share for the third 1,000,000 shares. The Series A Preferred has a liquidation value of $1.00 per share.

On August 11, 2004, the Company and the Master Fund executed an amendment to certain agreements governing the terms under which the Note and Series A Preferred issued to the Master Fund may be converted into the common stock of the Company. Under the terms of the amendment, the Master Fund may convert a portion of the Note and Series A Preferred as follows: the first $2,000,000 of conversions have been reset to a price of $0.20 per share (whether as principal repayment or accrued and unpaid interest or dividends); the next $1,000,000 of conversions have been reset to a price of $0.25 per share. The remaining conversions permitted under the terms of the original securities issuance will remain unchanged at $0.35 per share. In addition to resetting the conversion prices for a portion of the transaction, the amendment provides that all dividend and interest payments payable under the investment will accrue, rather than be payable in cash, until the next conversion into common stock occurs. The amendment provides for a waiver of cash payments of interest or dividends due prior to the execution of the amendment, with any such amounts to be accrued to the amounts payable under the terms of the Note or Series A preferred.

On November 15, 2004, the Company and the Master Fund executed an amendment to the Securities Purchase Agreement, dated May 28, 2004 and as amended to date ("SPA"). Under the terms of Amendment No. 2, the Master Fund agreed to remove the condition from the SPA that required the Company to cause its common stock to be listed on the Nasdaq SmallCap Market, Nasdaq National Market System, the American Stock Exchange or the New York Stock Exchange on or prior to November 15, 2004 (the "Listing Condition"). As consideration for the removal of the Listing Condition, the Company issued warrants to the Master Fund to purchase 1,300,000 shares of the Company's common stock. The warrants have a seven-year term and an exercise price of $0.35 per share.

On April 25, 2005, the Company and the Master Fund executed an amendment to certain agreements governing the terms under which the Note and Series A Preferred issued to the Master Fund may be converted into the common stock of the Company. Under the terms of the amendment, the Master Fund may convert the remaining Note and the first $2,000,000 Series A Preferred at a price equal to 85 percent of the average of the five lowest closing prices during the 22 trading days prior to the date of conversion (whether as principal repayment or accrued and unpaid interest or dividends), subject to a minimum conversion price of $0.07 per share.

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

On May 25, 2004, the Company reacquired 8,000,000 shares of its common stock pursuant to a share exchange agreement with its Chairman and Chief Executive Officer, Mr. Patrick Lim, whereby Mr. Lim surrendered 8,000,000 shares of the Company's common stock in exchange for 100,000 shares of the Company's newly created Series A Voting Convertible Preferred Stock. These shares were returned to treasury and are available for re-issuance at a future date. On August 9, 2004, the Company reissued 25,000 shares of common stock from its treasury stock to a consultant as payment for services rendered to the Company in July 2004 and recognized $5,750 as compensation expense based on the market value of $0.23 per share on the date of issuance. On December 24, 2004, the Company reissued 500,000 shares of common stock from its treasury stock to a consultant at $0.20 per share as payment for services rendered to the Company and recognized
$100,000 as compensation expenses. As of March 31, 2005, the Company had a balance of 8,530,000 repurchased shares in its treasury stock with a carrying amount of $30,375.

On February 8, 2005, the Company issued 240,000 shares of common stock at $0.175 per share for a total consideration of $42,000 to a consultant pursuant to a compensation agreement dated July 15, 2004, under which the Company is to issue an aggregate of 960,000 shares of its common stock to the consultant as payment for services to be rendered to the Company for the twelve-month period ending July 14, 2005. The 240,000 shares were valued, based on the market price on the date of issuance, and the Company recognized compensation expense of $45,800 for the three months ended March 31, 2005.

In August 2004, pursuant to a compensation agreement between the Company and a consultant, the Company authorized the issuance of 120,000 shares of its common stock to the consultant as payment for services to be rendered to the Company for the twelve-month period ending in July 2005. As of March 31, 2005, the Company has not issued any of the 120,000 shares of common stock to the consultant, and has accrued $12,750 of compensation expenses, of which $3,750 was recorded during the three months ended March 31, 2005.


11.   SIGNIFICANT CONCENTRATIONS OF CREDIT RISK

The Company grants credit, generally without collateral, to its customers. Two customers in the Company's applications segment accounted for approximately 82% and 87% of revenues earned during the three months ended March 31, 2005 and 2004, respectively. In the three months ended March 31, 2005, the two customers, respectively, accounted for 41% and 41% of total revenue. In the three months ended March 31, 2004, the two customers, respectively, accounted for 44% and 43% of total revenue. Allowance for doubtful accounts receivable was $425,869 at March 31, 2005. The Company will continue to pursue vigorously the collection of all its outstanding accounts receivable.

Three suppliers accounted for 85% cost of revenues during the three months ended March 31, 2005, and one supplier accounted for substantially all cost of revenues during the three months ended March 31, 2004. The Company is not dependent upon one supplier to provide the services that it requires but made a strategic decision to engage the services of only a small number of suppliers after taking into consideration the quality of service and competitive pricing being offered. Should the need arise, the Company could utilize alternative suppliers for the services that it requires.

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

                                                                       Material
                                                     Applications      Handling        Gallant       Total
                                                   --------------- --------------- -------------- ---------------
Three-month period ended March 31, 2005:

Revenue:
   Related parties                                 $       45,789  $           --  $          --  $       45,789
   Others                                               5,371,579          91,182      1,011,804       6,474,565
                                                   --------------- --------------- -------------- ---------------
                                                   $    5,417,368  $       91,182  $   1,011,804  $    6,520,354
                                                   =============== =============== ============== ===============
Net income (loss) from operating segments          $      161,866  $       (6,919) $      11,467  $      166,414
                                                   =============== =============== ============== ===============
Depreciation expense                               $       60,862  $        4,318  $       7,534
                                                   =============== =============== ==============
Interest expense                                   $       10,174  $           --  $      18,473
                                                   =============== =============== ==============
Interest income                                    $       43,051  $           --  $          --
                                                   =============== =============== ==============
Income tax expense                                 $       22,368  $           --  $          --
                                                   =============== =============== ==============
Expenditures for additions to long lived assets    $           --  $           --  $      72,537
                                                   =============== =============== ==============

                                                                     Material
                                                     Applications    Handling        Gallant            Total
                                                   --------------- --------------- -------------- ---------------
Three-month period ended March 31, 2004:

Revenue:
   Related parties                                 $      414,475  $           --  $          --  $      414,475
   Others                                               3,791,841         156,658             --       3,948,499
                                                   --------------- --------------- -------------- ---------------
                                                   $    4,206,316  $      156,658  $          --  $    4,362,974
                                                   =============== =============== ============== ===============
Net income (loss):
   from operating segments                         $      209,589  $      (25,695) $          --  $      183,894
   from discontinued operations                            (4,029)        (16,565)            --         (20,594)
                                                   --------------- --------------- -------------- ---------------
                                                   $      205,560  $      (42,260) $          --  $      163,300
                                                   =============== =============== ============== ===============
Depreciation expense                               $       58,716  $        3,788  $          --
                                                   =============== =============== ==============
Interest expense                                   $        3,260  $           --  $          --
                                                   =============== =============== ==============
Share of associate companies lossess               $           --  $       (2,632) $          --
                                                   =============== =============== ==============
Income tax expense                                 $        1,842  $           --  $          --
                                                   =============== =============== ==============
Expenditures for additions to long lived assets    $           --  $        1,690  $          --
                                                   =============== =============== ==============

Segment information for the three-month period ended March 31, 2004 does not include the operating results of the Apple division as the Company acquired the Gallant group of companies on September 29, 2004.



Consolidated total assets as of March 31, 2005 are as follows:


   Applications                                             $      13,103,655
   Apple                                                            1,583,900
   Material handling                                                  272,943
                                                            -----------------
   Total consolidated assets                                $      14,960,498
                                                            =================


13.   SUBSEQUENT EVENTS

On April 30, 2005, the Company completed the acquisition of a 55% equity interest in Innospective Sdn Bhd ("ISS"), a systems integration firm specializing in the design, development and implementation of wireless applications and electronic solutions. In addition to the payment of $52,632 (RM200,000) to acquire 122,000 shares of ISS's common stock, the Company will issue 250,000 shares of the Company's common stock to a consultant as payment for professional fees on advising the Company in this acquisition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

THE FOLLOWING ANALYSIS OF THE OPERATIONS AND FINANCIAL CONDITION OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO, OF THE COMPANY CONTAINED ELSEWHERE IN THIS FORM 10-QSB.


OVERVIEW


Secured Digital Applications, Inc. and subsidiaries (the "Company") is a system solution provider, seeking to develop and commercialize practical applications of digital technology. We are involved in value-added application development, broadband network operation, the sale of devices that utilize broadband networks and the sale of biometric security devices. Beginning in 2003, the Company has also sought to develop secured shipping and supply chain management services. In October 2004, we expanded into the business of selling Apple computer products and other information technology products and services through the acquisition of the Gallant group of companies. The Company's principal operations during 2004 included the development and operation of a wireless broadband network in Malaysia, the development of interactive, multimedia content for the Internet and the development, licensing and/or sale of specific products and applications that utilize the capacities of a broadband network. These products include the EyStar SmartHome Management System, broadband modems, biometric systems and Internet-based cameras. We also generate revenue from the sale, rental and servicing of material handling equipment through our subsidiary, Armor Multi Systems ("AMS") (f/k/a Asiaco Multi Corporation). In addition, beginning in October 2004, the Company generated additional revenue from the sale of Apple computer products in Malaysia and from the supply and provision of information technology products and services through the Gallant group of companies.

The Company conducts its principal operations in Malaysia, and has the following subsidiaries as of March 31, 2005:

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


For the three months ended March 31, 2005, the Company's revenue was generated primarily from the following activities:


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


Significant Business Developments and Plan of Operation

During 2005, the Company anticipates that it will continue to provide its existing multimedia development, consulting and broadband services, market the EyStar SmartHome Management System, introduce and actively market a new line of biometric security products capable of integration with the EyStar SmartHome Management System and utilizing the Company's ability to provide applications support. These products are the SmileCAM, FaceKey and Testech devices. The Company believes that these devices, when linked with the broadband technology that the Company seeks to exploit, will provide customers with comprehensive security and identification systems for which it is believed there will be a significant market. The Company will also continue its presence in the material handling business through AMS and its subsidiary. The Company will also expand its business in ICT trading through the Gallant Group of companies. On March 28, 2005, the Company announced the opening of a second Apple retail center in the Hartamas Shopping Centre in Sri Hartamas, a suburb of Kuala Lumpur, Malaysia. The new outlet will expand on the "digital lifestyle" concept developed by the Company and offers a one-stop showroom for retailing of Apple products as well as products developed by the Company and its newly acquired subsidiary Innospective Sdn Bhd ("ISS"). The center will also have a training facility. The Company also expects revenue to be generated from the provision of product design consulting services, and the sale of products and applications developed by ISS.

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

The Company has secured several new contracts to provide hardware, applications or consulting services. The Company believes that it will be able to begin performance of some of these contracts during 2005 and that it will recognize revenue from these activities in 2005. Due to uncertainties in scheduling, however, the Company cannot forecast the specific dates on which it will begin performance of these contracts. These contracts are described in more detail below.

As a result of the Company's experience in rolling out the first VISIONET cell in December 2001, management decided that it would be advantageous to the Company to revise its strategy for exploiting its broadband license granted by the Government of Malaysia. The Company determined that it would principally use the VISIONET infrastructure as a point-to-point backhaul service provider to other broadband and telecommunications providers. During 2005, the Company intends to continue actively marketing VISIONET as a backhaul service provider, rather than as a telecommunications company that provides the "last mile" service. In particular, the Company decided to use VISIONET as a backhaul link for local mobile networks that it plans to attempt to deploy in partnership with Aptilo Networks, Sweden. With this change in business strategy, VISIONET will no longer provide the last mile link between a cell based radio station and retail users. The Company will instead construct a wireless highway or backhaul linking the cell based radio stations established by existing telecommunication companies and ISPs. The Company is hopeful that it will conclude contracts with a number of telcos and ISPs on the use of VISIONET as a backhaul link during 2005.

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

Significant Contracts

For the year 2005, the Company hopes to generate additional revenue arising from the contracts described below. This description is intended to provide the reader with a description of the principal activities of the Company that are anticipated in 2005. Although the Company provides its current estimates of the time in which the contracts will be performed, revenues that may be generated and/or sales that are projected, there can be no assurance that the contracts will be performed as anticipated or that the revenues or sales projected will be realized by the Company. The contracts may be terminated, limited, breached or delayed, may be subject to force majeure clauses or the obligations to pay for services rendered or products received may not be fulfilled. The Company does not undertake to continually update its shareholders about the status of its contracts in the absence of a legal obligation to do so.

a) In August 2001, the Company was awarded a consulting contract, estimated to generate revenue of $2.85 million over a three year period, through August 2005, to carry out the planning, design, project execution (including contract and project management) of all broadband communications and networking systems/services for Pulau Indah-Marina Village, a water oriented luxury resort, residential hotel and spa project. Through December 31, 2004, the Company generated $1,028,000 of revenue on this contract. During the three months ended March 31, 2005, the Company recognized additional revenue of $13,000 on this contract. The Company recognized revenue of $111,000 during the three months ended March 31, 2004.

b) In January 2002, the Company's subsidiary, PTSB, was awarded a contract to carry out the planning, design, and project execution of all broadband communications and networking systems/services for a commercial/housing project in Selangor, Malaysia. Under the contract, PTSB will receive a total contract sum of $550,000 over 36 months beginning January 2003. The project, featuring 312 serviced apartments, 62 units of retail shops/offices and 120 units of housing for a government agency was completed in March 2005. The Company generated $527,000 of revenue on this contract through December 31, 2004. The Company completed the contract during the three months ended March 31, 2005 and recognized revenue of $23,000. The Company recognized $61,000 of revenue, during the three months ended March 31, 2004.

c) In November 2002, the Company was contracted by MY Architect ("MYA"), a related party, to provide consulting services relating to home automation, home networking, energy cost saving, security surveillance and monitoring for MYA's current projects involving two major commercial and housing developments in Malaysia. The Company expected to receive $550,000 in consulting fees over the 18 months beginning December 1, 2002. The contract was completed in 2004 and the Company had received the contracted sum in full. The Company recognized $178,000 of revenue during the three months ended March 31, 2004. The Company is presently negotiating with the project developer to secure additional contracts, estimated at $4.0 million, for the supply and installation of the EyStar SmartHome Console and its security system sometime in the fourth quarter of 2005 in the two commercial and housing developments.

d) In April 2003, the Company contracted with MYA to carry out the design, supply and installation of all broadband communications, access control and network security equipment for a mixed property development project in Selangor, Malaysia, which features a total of 10 blocks of residential and commercial high-rise properties. The 30-month contract, expected to generate revenue of $3.2 million, commenced in the third quarter of 2003. Through December 31, 2004, the Company generated $409,000 of revenue from this contract and recognized additional revenue of $10,000 and $66,000, respectively during the three months ended March 31, 2005 and 2004, respectively.

e) In April 2003, the Company was awarded a $9 million contract by MBE for the supply of biometric security products and EyStar SmartHome consoles over a three-year period with the first delivery originally expected to commence in the fourth quarter of 2003. In December 2003, the Company was informed by MBE to postpone the delivery until further notice. Due to the uncertainty, revenue that will be realized from this contract during 2005 cannot be accurately forecast.

f)   In June 2003,  the  Company  signed a contract  to  implement  a  biometric security recognition and identification system comprising hardware, software and issuance of security identity cards over a ten-year period. The contract, which was expected to commence in the fourth quarter of 2003, after the finalizing of technical specifications with relevant regulatory authorities, was estimated to generate revenue of $15 million through the first quarter of 2005. To date, the technical specifications for the project have yet to be finalized by the relevant regulatory authorities and the Company has not received any indication on when the contract may commence. Due to the uncertainty, revenue that will be realized from this contract during 2005 may not be accurately forecast.

g) In June 2003, the Company was awarded a $2.0 million contract to supply and install a biometric security system for access control and time attendance in Malaysia. The project was estimated to commence during the fourth quarter of 2003 and be completed within six months of the commencement date. The Company was also awarded a maintenance contract for 5 years thereafter. This maintenance contract begins following the completion of the project and is expected to generate annual recurring revenue of approximately $250,000. The commencement of this contract has been delayed as the construction work on the project's property has yet to be completed. In April 2005, the Company and the client agreed to amend the Company's scope of work to include only design, installation, testing and commissioning of the biometric security system. The client will purchase the required hardware directly from third-party vendors. The contract sum has been revised to $600,000. The project is now expected to commence in June/July 2005.

h) In August 2003, the Company was awarded an $850,000 contract to supply, install and commission a biometric based Building Access Management and Monitoring System for a 40-story office complex in Kuala Lumpur, Malaysia. The system is designed to enhance security through the management and monitoring of visitors within a building complex or restricted area. The office complex is currently tenanted by government departments and agencies, embassies, corporations and trade missions. Implementation of this contract was expected to commence in the first quarter of 2004 and be completed by the second quarter of 2004. This project has been delayed as the Company was informed by the client to postpone installation work until further notice.

i) In March 2004, the Company's subsidiary, SDAM, was awarded three contracts by a related party, with an aggregate value of $3.81 million, for the supply and installation of a biometric security system in three developments in Malaysia. The first is a multiple-use real estate development project, consisting of 312 apartments and 65 office and retail units, located in Shah Alam, Malaysia. Due to delays in construction work, installation is now anticipated to begin in the second half of 2005 and to be completed by the first half of 2006. The second development is located in Templar Park, Malaysia consisting of 208 apartments and the third development is located in Cheras, Malaysia with 240 apartments. Due to delays in construction work, installation for the second and third development is anticipated to begin in the fourth quarter of 2005 and to be completed by the fourth quarter of 2006. In April 2005, the Company and the client agreed to amend the Company's scope of work to include only design, installation, testing and commissioning of the biometric security system. The client will purchase the required hardware directly from third-party vendors. Total contract sum has been revised to $1,150,000.

j) In April 2004, the Company's subsidiary, SDAM, was awarded a contract valued at $1.9 million to deliver a biometric identification and verification system by the end of the fourth quarter of 2004. The contract calls for SDAM to provide a comprehensive biometric security system using face and fingerprint recognition technology for an office complex located in Brunei that has 1,200 staff employees. The system will include controls for building access control and employee time attendance. Commencement of delivery has now been postponed to the second half of 2005.

k) In May 2004, the Company's subsidiary, Secured Digital Applications (M) Sdn Bhd ("SDAM"), was awarded a contract valued at $2.2 million by Master Index Sdn Bhd ("MISB") to deliver, install and maintain a biometric identification and verification system for an office complex in Kuala Lumpur, Malaysia. The system was to be delivered and installed in the fourth quarter of 2004. A three-year maintenance contract will begin after installation. Commencement of delivery has been postponed to the second half of 2005.

l) In June 2004, the Company announced that it was awarded a contract, valued at $921,000, to develop, implement and maintain a secure
     business-to-consumer   e-commerce  portal  using  the  Company's  biometric
     security technology. Completion and implementation of the portal was scheduled for December 2004 but has been postponed until further notice as the client informed the Company that it needed more time to negotiate with its intended business partners on the features and requirements of the portal. Revenue to be generated from this contract in 2005 cannot be accurately forecasted. The e-commerce portal will allow only registered members to use the portal for online purchases and payments. Members will register by providing details of the identity, credit card information and biometric information. After registration when a member desires to make an online purchase, their identity will be verified and credit card information validated. This system will significantly reduce the risk of fraud and identity theft in online e-commerce transactions. In addition to the contract fee of $921,000, the Company also expects to generate annual recurring revenue by receiving a transaction fee for each completed online transaction and from a five-year contract to provide software and hardware upgrades plus system maintenance.

m) In July 2004, the Company announced it was awarded a $6.7 million contract to develop face and fingerprint authentication for credit card payments to be implemented in four countries in Asia. The contract is for the development and operation of a Biometrics (Face and Fingerprint)
     Authentication Center for credit card payments in Thailand, Brunei, Indonesia and Hong Kong. The objective is to achieve Zero-Fraud in credit card transactions. Customers targeted for the project include credit card issuers such as banks and other financial institutions, plus merchants accepting credit card payments. Revenues will be generated from sales and/or rental of Point-of-Sales terminals equipped with a USB camera and fingerprint reader and from transaction charges. The Company is currently developing a pilot system for evaluation by the customer. The trial of the pilot system is now expected to commence in the second half of 2005.


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



COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2005 TO THE THREE MONTHS ENDED MARCH 31, 2004


REVENUES

Revenues for the three months ended March 31, 2005 totaled $6,520,354 compared to $4,362,974 for the three months ended March 31, 2004, an increase of $2,157,380 or 49%. The increase in net sales in the three months ended March 31, 2005 as compared to the same period in 2004 was mainly due to an increase in fees earned from the production of multimedia programs. Included in revenue for the three months ended March 31, 2005 and 2004 was income of $45,789 and $414,475, respectively, received from a related party for project consulting fees. Revenues for the three months ended March 31, 2005 also included income of $1,011,804 or 16% of total revenue, generated by the Gallant subsidiaries. For the three months ended March 31, 2005, two customers, each accounted for 41% of total revenue, respectively. For the three months ended March 31, 2004, two customers, respectively, accounted for 44% and 43% of total revenue.

GROSS PROFIT

Gross profit increased to $590,535 for the three months ended March 31, 2005, compared to $398,376 for the three months ended March 31, 2004, an increase of $192,159 or 48%. The increase in gross profit was primarily due to higher revenue in 2005. As a result of higher revenue, cost of revenue increased by $1,965,221, or 50%, to $5,929,819 in 2005 from $3,964,598 in 2004. The high cost of revenue percentage is a result of the Company requiring additional external resources in order to fulfill the demand for the Company's services. The outsourcing of content production work enabled the Company to develop a team of contractors that will assist the Company in producing multimedia content and applications that are crucial to its future business operation.

SALES AND MARKETING EXPENSES

Sales and marketing expenses increased by $12,591 or 268%, to $17,288 for the three months ended March 31, 2005 compared to $4,697 for the three months ended March 31, 2004. Higher sales and marketing expenses in 2005 was primarily due to higher promotion expenses incurred by the Gallant subsidiaries and travelling expenses incurred to introduce the Company's biometric products to customers and resellers in Malaysia.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $430,425 for the three months ended March 31, 2005, compared to $279,341 for the three months ended March 31, 2004, an increase of $151,084 or 54%. The increase in general and administrative expenses was mainly attributable to additional expenses incurred by the Gallant subsidiaries and higher expenses incurred for consulting fees, compensation expenses, public relations services, maintenance expenses and higher rental expenses. The Gallant subsidiaries' general and administrative expenses contributed $120,927 or 28% of total general and administrative expenses for 2005.

INTEREST EXPENSE

Interest expense increased by $25,387 or 779%, to $28,647 for three months ended March 31, 2005 as compared to $3,260 for the three months ended March 31, 2004. Interest expense for the three months ended March 31, 2005, included $8,568 related to a $500,000 convertible term note issued on June 4, 2004 and $18,473 incurred by the Gallant subsidiaries. These accounted for approximately 30% and 64%, respectively, of total interest expense for the three months ended March 31, 2005.

GAIN ON DISPOSAL OF ASSETS, RELATED PARTY

Gain on disposal of assets, related party, for the three months ended March 31, 2005 and 2004 included recognition of a previously deferred gain of $13,684 and $107,258, respectively, related to a similar amount the Company received from its long-term receivable, related party. The receivable balance and total deferred gain was $309,584, respectively, as of December 31, 2004. This amount arose in the year ended December 31, 1998 when the Company sold assets used in the operations of a subsidiary to a related company. Due to the uncertainty of collection of the related receivable, the related gain on the sale of the assets was deferred and is to be recognized only after all costs have been recovered and as payments are received. During the year ended December 31, 2002, payments received by the Company exceeded all remaining costs. As a result of cash payment received, the Company's long-term receivable, related party and deferred gain balances were reduced to $295,900 respectively, as of March 31, 2005.

INCOME FROM CONTINUING OPERATIONS

The Company recorded income from continuing operations of $166,414 for the three months ended March 31, 2005, as compared to $183,894 for the three months ended March 31, 2004. Income from continuing operations for the three months ended March 31, 2005 and 2004 included recognition of a deferred gain of $13,684 and $107,258, respectively. Excluding these non-recurring transactions, the recorded income from continuing operations would have been $152,730 and $76,636, respectively, for the three-month periods ended March 31, 2005 and 2004.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2005, the Company had net cash of $66,405, and restricted cash of approximately $6,000,000 from the sale of securities to a Master Fund.

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

Pursuant to amendments to the agreements governing the terms of the Series A Preferred in August 2004 and April 2005, the Master Fund may convert a portion of the Note and Series A Preferred as follows: the first $2,000,000 of conversions have been reset to a price equal to 85 percent of the average of the five lowest closing prices during the 22 trading days prior to the date of conversion (whether as principal repayment or accrued and unpaid interest or dividends), subject to a minimum conversion price of $0.07 per share; the next $1,000,000 of conversions have been reset to a price of $0.25 per share. The remaining conversions permitted under the terms of the original securities issuance will remain unchanged at $0.35 per share. In addition to resetting the conversion prices for a portion of the transaction, the amendments provide that all dividend and interest payments payable under the investment would accrue, rather than be payable in cash, until the next conversion into common stock occurs. The amendments provide for a waiver of cash payments of interest or dividends due prior to the execution of the amendments, with any such amounts to be accrued to the amounts payable under the terms of the Note or Series A Preferred.

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

For the three months ended March 31, 2005, all operations were funded from internally generated funds and working capital advanced by Mr. Lim, the Company's principal shareholder, Chief Executive Officer ("CEO"), Chairman and Director. As of March 31, 2005, the Company owed Mr. Lim $69,495. Additionally, as of March 31, 2005, the Company owed an affiliated Company, in which Mr. Lim has a financial interest, $114,070 for short-term cash advances made to a subsidiary of the Company for working capital purposes from time to time and for management fees. These amounts are unsecured, bear no interest and have no fixed terms of repayment.

Cash used in operating activities of $172,118 for the three months ended March 31, 2005 was mainly attributable to higher operating expenses, higher general and administrative expenses and higher accounts receivable.

Net cash used in investing activities of $48,853 was mainly due to purchase of equipment.

Net cash provided by financing activities of $51,466 was primarily due to higher bank borrowings and advances from an affiliated company.

In addition to internally generated funds and financial support from a director and major shareholder, the Company may seek to raise additional funds from equity or debt financing for its future working capital requirements. As of March 31, 2005, the Company has furniture and equipment of approximately $1.3 million for the roll out of its portal, build-out of VISIONET and implementation of its business plan. The Company estimates that it would require additional capital expenditures of up to $2.0 million to implement its business plan to become a total system solution provider involved in application development, network operation, delivery of value added applications and services; and sale of its EyStar SmartHome Console. The Company has also committed to an initial purchase of software and hardware valued at $50,000 in conjunction with its announced strategic collaboration with Aptilo Networks, Sweden.

The Company will also be expanding into new businesses that include provision of secured shipping and supply chain management services. The Company expects to incur further expenses to acquire companies and technologies that are synergistic to the new businesses and will help the Company to rollout the new businesses in the shortest time possible. During 2003 and 2004, the Company incurred $263,000 in the establishment and acquisition of new subsidiaries and associates relating to its new businesses. Some of these acquisitions did not work out well and the Company has sold some of these companies, whose operations and management were not compatible with the Company's business plan in 2004. For 2005, the Company estimates that it will incur an additional $2.1 million to identify, negotiate and acquire the businesses and/or net assets in companies synergistic to its planned new businesses. In addition, the Company estimates that it will require a further $2.0 million to finance the set-up cost of its new businesses. The Company also expects that it will require a further $2.0 million to finance the working capital of its new businesses and the operation of its newly acquired and/or established subsidiaries and associates.

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

The Company will also expand its business in ICT trading through the Gallant Group of companies. On March 28, 2005, the Company announced the opening of a second Apple retail center in the Hartamas Shopping Centre in Sri Hartamas, a suburb of Kuala Lumpur, Malaysia. The new outlet will expand on the "digital lifestyle" concept developed by the Company and offers a one-stop showroom for retailing of Apple products as well as products developed by the Company and its subsidiary Innospective Sdn Bhd ("ISS"). The expansion of the ICT trading business is expected to be financed by internal funds and bank borrowings.

The Company will continuously evaluate its financing requirements and may decide to consider alternative modes of financing.


Contractual Obligations:
                                                                   Payment due by period
                                                              --------------------------------
                                                                 Less than
                                                 Total            1 year         1 - 5 years
                                            --------------    --------------    --------------
Capital lease obligations                   $       62,484    $       30,858    $       31,626
Convertible term note obligations           $      385,615    $      199,456    $      186,159
Bank borrowings                             $    1,090,775    $      969,950    $      120,825
Operating lease commitments                 $      367,300    $      168,000    $      199,300


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

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      None.


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

                       SECURED DIGITAL APPLICATIONS, INC.
                               (Registrant)



DATE: MAY 13, 2005                     BY: /s/ Patrick Soon-Hock Lim
                                           ------------------------------
                                       Patrick Soon-Hock Lim
                                       Chairman & Chief Executive Officer



DATE: MAY 13, 2005                     BY: /s/ Chee Hong Leong
                                           ------------------------------
                                       Chee Hong Leong
                                       Chief Financial Officer
                                       (Principal Financial Officer and
                                       Principal Accounting Officer)