Form 10QSB
period 2005-06-30
SECURED DIGITAL APPLICATIONS INC
filed 2005-08-17
CIK 940516

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)

    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005


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

                                    Yes X No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


                                              Number of shares outstanding
   Class                                         at August 15, 2005
   -------                             -----------------------------------------
Common stock, $.00001 par value                       127,098,798

FORM 10-QSB
2ND QUARTER

                                      INDEX
                                                                                                        Page
PART I  -  FINANCIAL INFORMATION

         ITEM 1. FINANCIAL STATEMENTS

         Condensed consolidated balance sheet as of June 30, 2005 (Unaudited)                             3

         Condensed consolidated statements of operations for the three-month and
         six-month periods ended June 30, 2005 and June 30, 2004 (Unaudited)                              5

         Condensed consolidated statements of cash flows for the six-month
         periods ended June 30, 2005 and June 30, 2004 (Unaudited)                                        7

         Notes to condensed consolidated financial statements (Unaudited)                                 8

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS                                                    25

         ITEM 3. CONTROLS AND PROCEDURES                                                                 40

PART II - OTHER INFORMATION

         ITEM 1. LEGAL PROCEEDINGS                                                                       41

         ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS                             41

         ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                                         41

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                     41

         ITEM 5. OTHER INFORMATION                                                                       41

         ITEM 6. EXHIBITS                                                                                41

         SIGNATURES                                                                                      42


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

PART I -  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  JUNE 30, 2005
                                   (Unaudited)

                                                                                Proforma
                                                                                (Note 13)         Historical
                                                                             -------------       -------------
                                     ASSETS

Current assets:
     Cash                                                                    $     799,452       $      84,743
     Cash, restricted                                                              449,270           6,542,512
     Trade receivables,
       less allowance for doubtful accounts of $55,000                           5,520,564           5,520,564
     Other accounts receivable,
       less allowance for doubtful accounts of $371,000                             56,030              56,030
     Prepaid expenses                                                               76,890              76,890
     Inventories                                                                   533,156             533,156
                                                                             -------------       -------------
              Total current assets                                               7,435,362          12,813,895
Property and equipment, net                                                      1,159,450           1,159,450
Customer lists and relationships                                                   228,173             228,173
License                                                                             55,250              55,250
Goodwill                                                                           852,525             852,525
Long-term receivables, related parties                                             263,926             263,926
Debt issuance cost                                                                      --              18,965
                                                                             -------------       -------------
                                                                             $   9,994,686       $  15,392,184
                                                                             =============       =============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Bank overdraft and borrowings                                           $     946,648       $     946,648
     Current portion of capital lease obligations                                   43,403              43,403
     Convertible term note                                                              --             305,832
     Current portion of term loan                                                   78,673              78,673
     Accounts payable                                                            1,222,280           1,222,280
     Accrued expenses                                                              209,119             211,423
     Amount due to an affiliated company                                            75,246              75,246
     Amount due to a director                                                       68,410              68,410
     Income tax payable                                                            140,685             140,685
     Preferred stock dividend payable                                              238,332             700,558
                                                                             -------------       -------------
              Total current liabilities                                          3,022,796           3,793,158
     Capital lease obligations, net of current portion                              14,725              14,725
     Term loan, net of current portion                                              99,510              99,510
     Deferred income tax                                                            88,947              88,947
     Deferred gain                                                                 263,926             263,926
                                                                             -------------       -------------
              Total liabilities                                                  3,489,904           4,260,266
                                                                             -------------       -------------

                                   (continued)



               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            JUNE 30, 2005 (CONTINUED)
                                   (Unaudited)





Minority interest                                                                  560,750             560,750
                                                                             -------------       -------------

Commitments and contingencies

Shareholders' equity:
     Series A convertible preferred stock, $0.10 par value; 1,000,000 shares authorized; 100,000 shares issued and
       outstanding liquidation preference $3,788,000                                10,000              10,000
     Common stock, $.00001 par value;
       350,000,000 shares authorized;
       (125,486,378 pro forma) 104,990,471 shares issued;
       (118,858,798 pro forma) 96,909,689 outstanding                                1,188                 969
     Additional paid-in capital                                                  5,040,808           9,622,357
     Common treasury stock, (6,627,580 proforma) 8,080,782 shares at cost               --              (7,270)
     Options                                                                        55,854              55,854
     Warrants                                                                      779,613             779,613
     Retained earnings                                                                  --              53,076
     Accumulated other comprehensive income                                         56,569              56,569
                                                                             -------------       -------------
              Total shareholders' equity                                         5,944,032          10,571,168
                                                                             -------------       -------------
                                                                             $   9,994,686       $  15,392,184

      See accompanying notes to condensed consolidated financial statements

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                   Three months ended              Six months ended
                                                                        June 30,                       June 30,
                                                                    2005           2004           2005            2004
                                                                -----------    -----------     -----------    -----------
Revenues:
     Products and equipment                                     $   890,913             --     $ 1,851,866             --
     Services:
      Related parties                                               130,106    $   400,000         175,895    $   814,475
      Others                                                      6,513,150      4,697,490      12,026,762      8,645,989
                                                                -----------    -----------     -----------    -----------
                                                                  7,534,169      5,097,490      14,054,523      9,460,464
                                                                -----------    -----------     -----------    -----------
Cost of revenues:
     Products and equipment                                         846,066             --       1,694,906             --
     Services                                                     6,023,983      4,496,544       11,104,962     8,461,142
                                                                -----------    -----------     -----------    -----------
                                                                  6,870,049      4,496,544      12,799,868      8,461,142
                                                                -----------    -----------     -----------    -----------
Gross profit                                                        664,120        600,946         1,254,655      999,322
                                                                -----------    -----------     -----------    -----------
Operating expenses:
     Sales and marketing                                             12,172          3,321          29,460          8,018
     General and administrative:
       Related parties                                               21,316         21,316          42,632         42,632
       Others                                                       430,161        273,257         839,270        531,282
                                                                -----------    -----------     -----------    -----------
Total operating expenses                                            463,649        297,894         911,362        581,932
                                                                -----------    -----------     -----------    -----------
Income from operations                                              200,471        303,052         343,293        417,390
                                                                -----------    -----------     -----------    -----------
Other income (expense):
     Interest expense                                               (25,578)        (4,567)        (54,225)        (7,827)
     Interest income                                                 35,685             --          78,736             --
     Gain on disposal of assets, related party                       31,974        100,000          45,658        207,258
     Other income                                                    20,330             --          36,067             --
     Share of associate companies' losses                                --         (3,947)             --         (6,579)
                                                                -----------    -----------     -----------    -----------
                                                                     62,411         91,486         106,236        192,852
                                                                -----------    -----------     -----------    -----------
Income from continuing operations before
     income tax and minority interest                               262,882        394,538         449,529        610,242
Income tax                                                          (56,053)       (31,053)        (78,421)       (32,895)
                                                                -----------    -----------     -----------    -----------
Income from continuing operations before
     minority interest                                              206,829        363,485         371,108        577,347
Minority interest                                                    13,495        (46,591)         15,630        (76,559)
                                                                -----------    -----------     -----------    -----------
Income from continuing operations                                   220,324        316,894         386,738        500,788

Discontinued operations (material handling subsidiaries):
   Loss from discontinued operations,
       net of $0 income tax                                              --        (80,779)             --       (101,373)
                                                                -----------    -----------     -----------    -----------
Net income                                                      $   220,324     $  236,115     $   386,738     $  399,415
                                                                ===========    ===========     ===========    ===========


                                   (continued)

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                   Three months ended              Six months ended
                                                                        June 30,                       June 30,
                                                                   2005           2004           2005            2004
                                                                -----------    -----------     -----------    -----------
Net income                                                      $   220,324     $  236,115     $   386,738    $   399,415
Preferred stock dividend                                           (174,999)       (55,166)       (333,662)       (55,166)
                                                                -----------    -----------     -----------    -----------
Net income applicable to common shareholders                    $    45,325    $   180,949     $    53,076    $   344,249
                                                                ===========    ===========     ===========    ===========
Net income per common share from continuing operations:
     Basic and diluted                                          $         *    $         *     $         *    $         *
                                                                ===========    ===========     ===========    ===========

Net income per common share from discontinued operations:
     Basic and diluted                                          $         *    $         *     $         *    $         *
                                                                ===========    ===========     ===========    ===========

Weighted average shares outstanding:
     Basic                                                       95,963,906     94,730,043      95,446,373     96,329,471
                                                                ===========    ===========     ===========    ===========
     Diluted                                                     96,220,053    108,197,779      95,823,812    103,175,012
                                                                ===========    ===========     ===========    ===========

* Less than $.01 per share

      See accompanying notes to condensed consolidated financial statements

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                Six Months Ended
                                                                                                    June 30
                                                                                             2005                 2004
                                                                                        --------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net cash used in operating activities                                              $    (219,577)      $    (163,610)
                                                                                        --------------      --------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from disposal of equipment                                                       35,526                  --
     Purchase of equipment                                                                    (74,859)            (10,919)
     Proceeds from sale of investment in associate companies                                   13,158                  --
     Cash acquired on business acquisition                                                      1,381                  --
                                                                                        --------------      --------------
           Net cash used in investing activities                                              (24,794)            (10,919)
                                                                                        --------------      --------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Increase in restricted cash                                                              (86,104)                 --
     Net increase in bank borrowings                                                          183,224                  --
     Proceeds from issuance of common stock                                                    70,000                  --
     Proceeds from issuance of convertible term note, net                                          --             470,323
     Payment of expenses in connection with
       subsidiary preferred stock issuance                                                         --            (296,323)
     Net repayment of advances to affiliated company                                          (19,649)           (105,111)
     Net repayment of advances to a director                                                     (492)            (47,195)
     Payment of term loan                                                                     (37,525)                 --
     Payment of obligation under capital leases                                               (16,250)            (17,552)
                                                                                        --------------      --------------
           Net cash provided by financing activities                                           93,204               4,142
                                                                                        --------------      --------------

Net decrease in cash                                                                         (151,167)           (170,387)
Net cash provided by (used in) discontinued operations                                        143,417              (2,231)
Cash, beginning of period                                                                      92,493             244,919
                                                                                        --------------      --------------
Cash, end of period                                                                     $      84,743       $      72,301
                                                                                        ==============      ==============
Supplemental disclosure of non-cash financing activities:

Preferred stock dividend declared                                                       $     333,662       $      55,166
                                                                                        ==============      ==============

Conversion of accrued term note and related accrued interest                            $     102,136       $          --
                                                                                        ==============      ==============
Restricted cash received in exchange for preferred stock of subsidiary                  $          --       $   6,500,000
                                                                                        ==============      ==============
Issuance of common stock for services rendered by a consultant                          $          --       $     133,500
                                                                                        ==============      ==============
Issuance of common stock for acquisition of new business                                $      32,500       $          --
                                                                                        ==============      ==============
BUSINESS ACQUISITIONS (Note 3):

Net assets acquired:
   Property, furniture and equipment                                                    $       2,119     $        10,728
   Inventories                                                                                     --              85,885
   Accounts receivable                                                                         10,365              87,345
   Cash                                                                                        54,033               3,583
   Customer relationships                                                                      59,423                  --
   Accounts payable                                                                           (19,689)            (59,076)
   Capital lease obligation                                                                        --              (8,138)
                                                                                        --------------      --------------
                                                                                              106,251             120,327
Less: Minority interest                                                                       (21,099)            (46,192)
      Common stock issued                                                                     (32,500)                --
      Cash acquired                                                                           (54,033)             (3,583)
                                                                                        --------------      --------------
Net cash (received) payable in acquisition of subsidiary                                $      (1,381)      $      70,552
                                                                                        ==============      ==============

      See accompanying notes to condensed consolidated financial statements

                       SECURED DIGITAL APPLICATIONS, INC.
          NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Secured Digital Applications, Inc. (the "Company") include the accounts of Secured Digital Applications, Inc. and its following subsidiaries:
1.   EyStar  Media Inc.  ("EMI"),  a Delaware  corporation  wholly-owned  by the
     Company;
2.   SDA America,  Inc.  ("SDAA"),  a Delaware  corporation  wholly-owned by the
     Company;
3. Secured Digital Applications (M) Sdn Bhd ("SDAM") (f/k/a Animated Electronic Industries Sdn Bhd), Armor Multi Systems Sdn Bhd ("AMS") (f/k/a Asiaco Multi Corporation Sdn Bhd) and Secured Shipping Sdn Bhd ("SS"), all Malaysian corporations wholly-owned by the Company;
4. Perwimas Telecommunications Sdn Bhd ("PTSB"), SDAM's 86% owned Malaysian subsidiary;
5. Armor Multi Services Sdn Bhd ("AMSS") (f/k/a Asiaco Services Sdn Bhd), AMS' 60% owned Malaysian subsidiary;
6. Digital Image ID Sdn Bhd ("DID") (f/k/a Vista Positive Sdn Bhd), SDAM's wholly-owned subsidiary, from the date of incorporation on February 17, 2004;
7. Gallant Service Centre (M) Sdn Bhd ("GSC"), SDAM's wholly-owned subsidiary, from the date of acquisition on September 29, 2004;
8. Gallant IT Holdings Sdn Bhd ("GIH"), GSC's 55% owned subsidiary, from the date of acquisition on September 29, 2004; and
9. Gallant Zone (M) Sdn Bhd ("GZ"), Eystar Distribution Sdn Bhd ("EDSB") (f/k/a Gallant IT Distribution (M) Sdn Bhd) and Gallant Focus (M) Sdn Bhd ("GF"), all wholly-owned subsidiaries of GIH from the date of acquisition on September 29, 2004 and, including GIH, such subsidiaries may sometimes collectively be referred to as the "Gallant group" of companies.
10. Innospective Sdn Bhd ("ISS"), SDAM's 55% owned Malaysian subsidiary from the date of acquisition on April 30, 2005.

For the three-month and six-month periods ended June 30, 2004, the Company's unaudited interim consolidated financial statements included the accounts of the following companies, which were sold on December 27, 2004 to an unrelated party, and which are presented as discontinued operations:
1.   Temasya Wira Sdn Bhd ("TW"), SDAM's 60% owned Malaysian subsidiary
2. Asiaco Material Handling (East Coast) Sdn Bhd ("AEC"), AMS' 80% owned Malaysian subsidiary;
3.   Asiaco Logistic Sdn Bhd ("ALG"), AMS' 67% owned Malaysian  subsidiary;  and
4. Asiaco Taiping Sdn Bhd ("ATG"), AMS' 62% owned Malaysian subsidiary, from the date of acquisition on February 9, 2004.

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

The accompanying unaudited interim financial statements includes an unaudited proforma consolidated balance sheet as of June 30, 2005 that give effect to the repayment of the convertible term note and the redemption of subsidiary preferred stock, which occurred on August 1, 2005,(as discussed in a form 8K filed by the Company on August 3, 2005) as well as the related issuances of common shares and treasury stock for cash of $953,100, partially used to fund the payment of this note and redeem the subsidiary preferred stock (Note 13).

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

REVENUE RECOGNITION

The Company's sources of revenues are from its Applications, Material Handling and Apple Computer ("Gallant") businesses as follows:

a) Applications revenue is derived from applications development services, services in connection with the operation of a broadband network, sales of devices that utilize broadband networks as well as sales of biometric security products and services in connection with systems integration and implementation of wireless applications and electronic solutions.

b) Material Handling revenue is derived from services we provide in connection with industrial moving, land transportation and secured logistics, the sale of industrial packing and unpacking equipment as well as the sale, rental and servicing of material handling equipment.

c) Apple Computer revenues are derived primarily from the sale of Apple Computers and related accessories in an authorized Apple Center as well as the supply and provision of information technology products and services.

The Company recognizes revenues pursuant to SAB 104 and related authoritative literature. Revenues from services are recognized in the period in which the services are performed and when there is no significant uncertainty regarding the consideration to be received and the associated costs to be incurred. Revenues from the sales of products and equipment are recognized when the significant risks and rewards of ownership have passed to the customer. Factors such as customer acceptance return policies, post shipment obligations, warranties, credits and discounts, rebates, and price protection or similar privileges, have historically not been considered significant and have had no material impact on revenue recognition.

NET INCOME PER COMMON SHARE

Basic net income per share is calculated by dividing net income applicable to common shareholders by the weighted average number of common shares outstanding for the three-month and six-month periods ended June 30, 2005 and 2004. Diluted income per share is computed using the weighted average number of shares determined for the basic computations plus the number of shares of common stock that would be issued assuming all contingently issuable shares having a dilutive effect on earnings per share were outstanding for the period. The calculation of basic and diluted income per share is as follows (in thousands, except per-share amounts):

                                                       Three Months Ended            Six Months Ended
                                                      June 30,     June 30,         June 30,    June 30,
                                                        2005        2004             2005        2004
                                                    ------------ ------------    ------------ ------------
Net income                                          $       220  $       236     $       387  $       399
Preferred stock dividends                                  (175)         (55)           (334)         (55)
                                                    ------------ ------------    ------------ ------------
Net income applicable to common shareholders        $        45  $       181     $        53  $       344
                                                    ============ ============    ============ ============

Weighted average shares outstanding - basic              95,964       94,730          95,446       96,329
                                                    ============ ============    ============ ============

Net income per share - basic                        $         *  $         *     $         *  $         *
                                                    ============ ============    ============ ============

*  less than $.01 per share



                                                       Three Months Ended            Six Months Ended
                                                      June 30,     June 30,        June 30,     June 30,
                                                        2005        2004             2005        2004
                                                    ============ ============    ============ ============
Weighted average shares outstanding - basic              95,964       94,730          95,446       96,329
Common stock issuable to consultant                         244          124             352           63
Dilutive stock options and warrants                          12          190              26          206
Convertible preferred stock                                           12,220                        6,110
Convertible term note                                                    934                          467
                                                    ------------ ------------    ------------ ------------
Weighted average shares outstanding - diluted            96,220      108,198          95,824      103,175
                                                    ============ ============    ============ ============

Net income per share -diluted                       $         *  $         *     $         *  $         *
                                                    ============ ============    ============ ============

* Less than $.01 per share

GOODWILL AND INTANGIBLE ASSETS

Goodwill, arising from the purchase of PTSB and the Gallant group of companies, represents the purchase price paid and liabilities assumed in excess of the estimated fair value of assets acquired.

Intangible assets consist of the following:

a) A customer list and a Malaysian government registered contractor license acquired in September 2004. The customer list has a gross cost of $189,000 and is amortized using the straight line method over its expected life of 7 years. Amortization expense for the three-month and six-month periods ended June 30, 2005 was $6,750 and $13,500, respectively, and accumulated amortization at June 30, 2005 was $20,250. The registered contractor license has a cost of $65,000 and is amortized using the straight line method over its expected life of 5 years. Amortization expense for the three-month and six-month periods ended June 30, 2005 was $3,250 and $6,500, respectively, and accumulated amortization at June 30, 2005 was $9,750.

b) Customer relationships with a cost of $59,423 acquired on April 30,2005, which is being amortized using the straight line method over its expected life of 3 years.

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

A valuation allowance offsets the net deferred tax assets for which there is no assurance of recovery. The valuation allowance is evaluated considering positive and negative evidence about whether the deferred tax assets will be realized. At the time of evaluation, the allowance is either increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax assets is no longer impaired and the allowance is no longer required.


ASSOCIATE COMPANIES - EQUITY ACCOUNTING METHOD

The Company accounts for its investment in common stock of companies in which it has a long-term equity interest and where it has the ability to exercise significant influence, but not control, over operating and financial policies based on the equity method. The equity method is a method of accounting under which the Company initially records an investment in the stock of an associate company at cost and adjusts the carrying amount of the investment to recognize the Company's share of the earnings and losses after the date of acquisition. The amount of the adjustment is included in the determination of the Company's net income and such amount reflects adjustments similar to those made in preparing consolidated financial statements including adjustments to eliminate intercompany gains and losses, and to amortize, if appropriate, any difference between the cost and the underlying equity in net assets of the associate companies at the date of investment. The carrying amount of the investment will also be reduced by dividends received from the associate companies. As of June 30, 2005, the Company did not have any investments accounted for under the equity method of accounting.

STOCK-BASED COMPENSATION

The Company has adopted SFAS No. 123, Accounting for Stock-Based Compensation. As permitted by SFAS No. 123, the Company measures compensation cost in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations.

On September 16, 2002, the Company granted options to purchase 300,000 shares of the Company's common stock at $0.12 per share to a consultant for services to be provided to the Company. These options were exercisable through September 2007, contingent upon continuous service by the consultant through specified dates. 100,000 of the options were exercised on July 2, 2004 for cash of $12,000 and 200,000 of the options were exercised on December 24, 2004 for cash of $24,000.

On August 1, 2004, the Company granted options to purchase an aggregate of 300,000 shares of the Company's common stock at $0.30 per share to a consultant for services to be provided to the Company. These options were exercisable through July 2009, contingent upon continuous service by the consultant through specified dates. The option agreement between the Company and the consultant was terminated in April 2005. 100,000 options vested on January 31, 2005 resulting in recognition of compensation expense of $1,067 during the six-month period ended June 30, 2005. 100,000 options vested on April 30, 2005 and the remaining 100,000 options scheduled to vest on July 31, 2005 were cancelled following termination of the agreement. As of June 30, 2005, the 100,000 options vested on January 31, 2005 were also canceled as the consultant did not exercise the option within the stipulated period.

On August 3, 2004, the Company granted certain officers, directors and employees of the Company options to purchase up to an aggregate of 2,000,000 shares of the Company's common stock at $0.20 per share. The options are exercisable through August 2009, contingent upon continuous service by the officers/directors/employees through specified dates. 500,000 options were exercisable on October 3, 2004, 200,000 options were exercisable on February 3, 2005, 500,000 options were exercisable on August 3, 2005, and the remaining 800,000 options are exercisable in equal numbers on each of February 3, 2006, 2007, 2008 and 2009, respectively. In addition, on August 3, 2004 the Company granted options to purchase 100,000 shares of the Company's common stock at $0.12 per share to an independent director as compensation for serving on the Company's Board of Directors. These options are exercisable with immediate effect through August 2009. For the three and six months ended June 30, 2005, the Company, based on the intrinsic value method as permitted under APB25, recognized compensation expense of $8,142 and $17,619, respectively. On May 3, 2005, two officers and directors exercised 290,000 options, an officer exercised 30,000 options and an employee exercised 30,000 options at $0.20 per share for an aggregate cash consideration of $70,000.

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

Had compensation cost for options been determined based on the fair value at the grant date consistent with the method prescribed under SFAS No. 123, the Company's pro forma net income and net income per share would have been as follows:

                                                                 THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                 June 30        June 30       June 30     June 30
                                                                   2005           2004           2005         2004
                                                               ------------ ------------    ------------ ------------
Net income                                                     $   220,324  $   236,115     $   386,738  $   399,415
Add: Stock-based employee compensation expense
        included in reported net income, net of related tax          8,142           --          17,619           --
Less: Total stock-based employee compensation expense
         determined under fair value based method for all
         awards, net of related tax effects                        (29,000)          --         (64,000)          --
                                                               ------------ ------------    ------------ ------------
Pro forma net income                                           $   199,466  $   236,115     $   340,357  $   399,415
                                                               ============ ============    ============ ============
Income (loss) per share:
 Basic and diluted - as reported                               $         *  $         *     $         *  $         *
 Basic and diluted - pro forma                                 $         *  $         *     $         *  $         *
                                                               ============ ===========     ============ ============

* Less than $.01 per share

The value of the options issued during the six months ended June 30, 2005 is calculated using the Black-Scholes methodology. The Company utilized an expected dividend yield of 0, expected stock price volatility ranging from 115% to 163%, risk free interest rates ranging from 2% to 4%, and expected life of the options ranging from 3 months to 4.2 years.

The Company did not issue any options to employees and officers during the three and six months ended June 30, 2004.

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

3.   BUSINESS ACQUISITION AND DISPOSAL

On November 17, 2003, SDAM signed an asset purchase agreement with Asiaco Material Handling Sdn Bhd ("AMH"), a Malaysian company, to purchase, through AMS, the business assets and selected liabilities of AMH and seven companies in the Asiaco group. The definitive agreement also provided for AMS to purchase a majority equity interest in the remaining sixteen companies in the Asiaco group from AMH's majority shareholder. Pursuant to this agreement, the Company acquired a majority equity interest in three Malaysian companies on December 9, 2003: 80% in Asiaco Material Handling (East Coast) ("AEC"), 67% in Asiaco Logistic ("ALG") and 60% in Armor Multi Services ("AMSS"). On February 9, 2004, the Company also acquired a 62% equity interest in Asiaco Taiping ("ATG"). The Company acquired its majority equity interests in AEC, ALG, AMSS and ATG (the "Subsidiaries") from AMH for total consideration of $268,046, of which $119,047 was allocated to AMSS, and $148,999 was allocated to AEC, ALG and ATG. These acquisitions were accounted for as purchases. The Company also acquired its equity investments of 46% in Asiaco Transport and 33% in Asiaco Engineering from AMH for total consideration of $45,222. The total consideration of $313,268 was to be satisfied by the issuance of AMS' common stock to the owner upon full completion of the asset purchase agreements between the Company and AMH. Through December 31, 2004, the Company had paid a total of $263,158 to AMH as advances for the incorporation of AMS and for the purchase of equity in the Subsidiaries as well as the two associate companies. As of December 31, 2004, the Company had a liability of $50,110 to AMH, which was recorded in "other payables". As a result of these acquisitions the Company entered into the equipment material handling business.

Revenues from discontinued operations were $58,835 and $172,983 for the three and six months ended June 30, 2004, respectively. Losses from discontinued operations were $80,779 and $101,373 for the three and six months ended June 30, 2004, respectively. Discontinued operations relate to the Company's material handling segment.

On April 30, 2005, the Company completed the acquisition of a 55% equity interest in Innospective Sdn Bhd ("ISS"), for total consideration of $85,152. The Company paid $52,652 (RM200,080) in cash to acquire 122,000 shares of ISS' common stock and issued 250,000 shares of the Company's common stock, valued at $32,500, being the market price of the Company's common stock at the date of issuance, to a consultant as payment for professional fees on advising the Company in this acquisition. ISS is a systems integration firm specializing in the design, development and implementation of wireless applications and electronic solutions, and its acquisition is believe to complement the Company's existing revenue sources.

The following table summarizes the estimated aggregated fair values of the assets acquired and the liabilities assumed from ISS at April 30, 2005, the date of the acquisition. The allocation of the purchase price is preliminary and subject to change. However, the final purchase price allocation is not expected to be materially different than that presented herein.

Property, furniture and equipment              $         2,119
Accounts receivable                                     10,365
Cash                                                    54,033
Customer relationships                                  59,423
Accounts payable                                       (19,689)
Minority interest                                      (21,099)
                                               ----------------
                                               $        85,152
                                               ================

The following unaudited proforma financial information presents results of operations as if the above acquisitions had occurred at the beginning of the respective three and six-month periods ended June 30, 2005 and 2004:

                                                         Three Months Ended         Six Months Ended
                                                              June 30                  June 30
                                                       2005             2004       2005           2004
                                                     -----------  ------------  ------------  ------------
Revenues                                             $ 7,545,863  $  5,148,082  $ 14,083,296  $  9,561,648
                                                     ===========  ============  ============  ============
Net income                                           $   219,620  $    232,400  $    383,921  $    391,985
                                                     ===========  ============  ============  ============
Basic and diluted
  net income per common share                        $         *  $          *  $          *  $          *
                                                     ===========  ============  ============  ============
* Less than $0.01 per share


4.   RESTRICTED CASH

As of June 30, 2005, the Company has the following restricted cash balances:

Cash deposited with a financial institution in US             $    6,093,242
Cash deposited with financial institutions in Malaysia               449,270
                                                              --------------
                                                              $    6,542,512
                                                              ==============

Restricted cash of $6,03,242 deposited in a US financial institution is security for the performance of the Company and its subsidiaries' obligations to the Master Fund (see Notes 8, 9 and 13 below).

Restricted cash of $449,270 (RM1,707,227) deposited with financial institutions in Malaysia represent time deposit accounts used as collateral for trade financing and bank overdraft facilities granted to GIH and GZ. The time deposit accounts have a maturity period of one year and are automatically renewed on an annual basis. The time deposit accounts earn interest at an aggregate rate of 3.7% per annum. Interest earned on the time deposits is to be added on and rolled over with the principal sum.


5.   BANK OVERDRAFT AND BORROWINGS


As of June 30, 2005, the Company's subsidiaries have the following bank facilities:

                                                                    GIH              GZ               Total
                                                              -------------     -------------    -------------
Bank overdraft                                                $     132,000     $      79,000    $     211,000
Trade financing facilities                                          211,000           631,000          842,000
                                                              -------------     -------------    -------------
Total bank facilities available                               $     343,000     $     710,000    $   1,053,000
                                                              =============     =============    =============
Balance utilized as of June 30, 2005                          $     245,578     $     701,070    $     946,648
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

6.   RELATED PARTY ACTIVITY

During  the  six-month  periods  ended  June 30,  2005  and  2004,  the  Company recognized revenue of $175,895 and $814,475, respectively, for project consulting fees from a related party, pursuant to four consulting contracts. As of June 30, 2005, $6,579 of the $175,895 was in accounts receivable.

At December 31, 2004, long-term receivables, related parties, consisted of $309,584 due from Synervest Sdn Bhd ("SSB"). This amount primarily arose in the year ended December 31, 1998 when the Company sold to SSB assets used in the operations of a subsidiary. Due to the uncertainty of collection of the related receivable, a related gain on the sale of the assets was deferred and is to be recognized only after all costs have been recovered and as payments are received. During the year ended December 31, 2002, payments received by the Company exceeded all remaining costs. The Company received $45,658 and $207,258 of the outstanding receivable during the six-month periods ended June 30, 2005 and 2004, respectively, resulting in a realization of gain on sale of assets, related party for those periods. The deferred gain included in the balance sheet has been reduced accordingly.


7.   TERM LOANS

As of June 30, 2005, the Company has term loan liabilities of $178,183 (RM677,095). These term loans, which were granted by financial institutions in Malaysia, are secured by personal guarantees provided by third parties and two directors of GIH and bear interest at 8% - 8.4% per annum.


8.   CONVERTIBLE TERM NOTE

On May 28, 2004, the Company entered into a Securities Purchase Agreement with an unrelated investors group (the "Master Fund") under which the Company obtained $500,000 funding through the sale of a Convertible Term Note (the "Note") in the principal amount of $500,000, convertible into shares of the Company's common stock at a fixed conversion price of $0.35 per share and warrants to purchase up to 300,000 shares of the Company's common stock. The Note had a three-year term and a coupon at a rate per annum equivalent to the "prime rate" published in The Wall Street Journal from time to time plus 2%, subject to a floor of 6% per annum. The monthly interest may be adjusted downward based on a minimum increase of 25 percent of the price of the common stock above the conversion price. The warrants have a seven-year term and an exercise price of $0.40 per share for the first 100,000 shares, $0.43 per share for the second 100,000 shares and $0.47 per share for the third 100,000 shares. Black-Scholes valuations were performed on the 300,000 warrants resulting in a gross debt discount of $47,900, which was being amortized over the term of the debt, or 36 months, using the effective interest rate method. $326,000 of the proceeds were used for payment of expenses relating to issuance of the Note and convertible preferred stock to secure an additional $6.5 million financing from the Master Fund (see Note 9). The balance of the Note proceeds was used as working capital. The Company granted a security interest in all of its net assets and the net assets of one of its wholly owned subsidiaries, until such time that the Note is satisfied. The principal and the interest could be paid in cash or in common stock at the conversion price, at the Master Fund's option, provided that the volume weighted average price (VWAP) of the common stock for the ten trading days immediately preceding the due date is 110% above the conversion price. The conversion price was reset on August 11, 2004 to $0.20 per share pursuant to an agreement entered into by the Master Fund and the Company and the reset resulted in a beneficial conversion feature of approximately $152,000.

On April 25, 2005, pursuant to an agreement entered into by the Master Fund and the Company, the conversion price was subsequently reset to a price equal to 85 percent of the average of the five lowest closing prices during the 22 trading days prior to the date of conversion, subject to a minimum conversion price of $0.07 per share, and the reset resulted in a revised beneficial conversion feature of approximately $112,000. The beneficial conversion feature is contingent upon certain future events and is recorded as conversions are made. As of June 30, 2005, the outstanding discounted principal of the Note was $305,832.

A summary of the status of the discounted principal and interest amount of the Note from January 1, 2005 through August 1, 2005 (the date the Note was paid;
Note 13) is presented below:


                                              Total         Interest         Principal        Discount            Net
                                        ----------------  -------------- ---------------- ----------------  -------------
Balance as of January 1, 2005           $       426,470   $          --  $       426,470  $         40,855  $     385,615
Interest through June 30, 2005                   16,208          16,208               --                --             --
Conversion in April 2005 (a)                    (52,770)         (8,653)         (44,117)           (4,226)       (39,891)
Conversion in May 2005 (b)                      (17,412)         (2,707)         (14,705)           (1,408)       (13,297)
Conversion June 1, 2005 (c)                     (17,249)         (2,544)         (14,705)           (1,408)       (13,297)
Conversion June 16, 2005 (d)                    (14,705)             --          (14,705)           (1,407)       (13,298)
                                        ----------------  -------------- ---------------- ----------------  -------------
Balance as of June 30, 2005                     340,542           2,304          338,238            32,406        305,832
Conversion July 12, 2005 (e)                    (20,445)         (2,304)         (18,141)           (1,740)       (16,401)
Interest for July 2005                            2,173           2,173               --                --             --
                                        ----------------  -------------- ---------------- ----------------  --------------
Balance as of August 1, 2005 (f)        $       322,270   $       2,173  $       320,097  $         30,666  $     289,431
                                        ================  ============== ================ ================  ==============

a) On April 25, 2005, the Master Fund converted $39,891 discounted principal of the note and $8,653 of accrued interest to 383,701 shares of the Company's common stock.
b) On May 5, 2005, the Master Fund converted $13,297 discounted principal of the note and $2,707 of accrued interest to 140,311 shares of the Company's common stock.
c) On June 1, 2005, the Master Fund converted $13,297 discounted principal of the note and $2,544 of accrued interest to 163,132 shares of the Company's common stock.
d) On June 16, 2005, the Master Fund converted $13,298 discounted principal of the note to 147,649 shares of the Company's common stock.
e) On July 12, 2005, the Master Fund converted $16,401 discounted principal of the note and $2,304 of accrued interest to 250,000 shares of the Company's common stock.
f) On August 1, 2005, the Company repaid the entire outstanding balance of the Note and redeemed the convertible preferred stock of a subsidiary (see Notes 9 and 13).

9.   PREFERRED STOCK

On May 25,  2004,  the  Company  executed a share  exchange  agreement  with its
Chairman and Chief Executive Officer, Mr. Patrick Lim, whereby Mr. Lim surrendered 8,000,000 shares of the Company's common stock in exchange for 100,000 shares of the Company's newly created Series A Voting Convertible Preferred Stock (the "Voting Preferred"), which was convertible into shares of common stock at a fixed ratio of 80 shares of common stock for 1 share of Voting Preferred stock. The 8,000,000 shares were returned to treasury and are available for re-issuance at a future date. The Voting Preferred stock was entitled to cumulative dividends at $2.20 per annum, payable in common stock at $.28 per share. On May 3, 2005, Mr. Lim and the Company executed an amendment to the Certificate of Designation of Series A Voting Convertible Preferred Stock governing payment of dividend on the Voting Preferred. Under the terms of the amendment, Mr. Lim would have the option of receiving the dividend on the Voting Preferred either in cash or shares of the Company's common stock. Each share of the Voting Preferred was entitled to voting rights equivalent to 80 shares of common stock. The Series A preferred was subject to mandatory conversion 10 years after its issuance.

A summary of the status of the Voting Preferred and dividend accrued since January 1, 2005 and changes through August 1, 2005 is presented below:

                                                              Total          Dividend          Stated
                                                                                               Amount
                                                          -------------- ---------------  ----------------
Balance as of January 1, 2005                             $     138,332  $       128,332  $         10,000
Dividend through June 30, 2005                                  110,000          110,000                --
                                                          -------------- ---------------  ----------------
Balance as of June 30, 2005                                     248,332          238,332            10,000
Dividend for July 2005                                           18,333           18,333                --
                                                          -------------- ---------------  ----------------
Balance August 1, 2005                                    $     266,665  $       256,665  $         10,000
                                                          =============  ===============  ================

On August 3, 2005, the Company's Chairman and Chief Executive Officer, Mr. Patrick Lim, converted the entire 100,000 shares of the Company's Series A Voting Convertible Preferred Stock into 8,000,000 shares of common stock, which resulted in the reclassification of $10,000 from the stated amount to $80 of common stock (par) and $9,920 additional paid-in capital. In addition, the Company paid the $256,665 dividend due to Mr. Lim in cash in August 2005.

On May 28, 2004, the Company and one of the Company's wholly owned subsidiaries, SDA America, Inc. ("SDAA") entered into a Securities Purchase Agreement (the "SPA") with the Master Fund under which SDAA issued 6,500,000 shares of Series A Convertible Preferred Stock (the "Series A Preferred") at a price of $1.00 per share, which was convertible into shares of the Company's common stock, and warrants to purchase up to 3,000,000 shares of the Company's common stock. The Series A Preferred was convertible, subject to certain conditions, into common stock of the Company at the option of the Master Fund and was entitled to cumulative preferential dividends at a rate per annum equivalent to the "prime rate" published in The Wall Street Journal from time to time plus 2%, subject to a floor of 6% per annum. The preferred stock dividends could be paid in cash or in shares of the Company's common stock at the applicable conversion price, at the Master Fund's option. The conversion price was initially set at $0.35 per share. The warrants have a seven-year term and an exercise price of $0.40 per share for the first 1,000,000 shares, $0.43 per share for the second 1,000,000 shares and $0.47 per share for the third 1,000,000 shares. The Series A Preferred had a liquidation value of $1.00 per share.

On August 11, 2004, the Company and the Master Fund executed an amendment to certain agreements governing the terms under which the Note and Series A Preferred issued to the Master Fund could be converted into the common stock of the Company. Under the terms of the amendment, the Master Fund could convert a portion of the Note and Series A Preferred as follows: the first $2,000,000 of conversions were reset to a price of $0.20 per share (whether as principal repayment or accrued and unpaid interest or dividends); the next $1,000,000 of conversions were reset to a price of $0.25 per share. The remaining conversions permitted under the terms of the original securities issuance remained unchanged at $0.35 per share. In addition to resetting the conversion prices for a portion of the transaction, the amendment provided that all dividend and interest payments payable under the investment would accrue, rather than be payable in cash, until the next conversion into common stock occurs. The amendment provided for a waiver of cash payments of interest or dividends due prior to the execution of the amendment, with any such amounts to be accrued to the amounts payable under the terms of the Note or Series A preferred.

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

On April 25, 2005, the Company and the Master Fund executed an amendment to certain agreements governing the terms under which the Note and Series A Preferred issued to the Master Fund could be converted into the common stock of the Company. Under the terms of the amendment, the Master Fund could convert the remaining Note and the first $2,000,000 Series A Preferred at a price equal to 85 percent of the average of the five lowest closing prices during the 22 trading days prior to the date of conversion (whether as principal repayment or accrued and unpaid interest or dividends), subject to a minimum conversion price of $0.07 per share and subject to certain contingent conversion terms.

Pursuant to the Securities Purchase Agreement between the Master Fund and the Company and a restricted account agreement entered into by the Company, the Master Fund and a US bank, the original $6,500,000 investment was deposited into a restricted account as security for the performance of the Company and its subsidiaries' obligations to the Master Fund. The proceeds were restricted until the preferred stock was converted into common stock of the Company.

A summary of the status of the Series A Preferred and dividend thereon from January 1, 2005 and through August 1, 2005 (at which time the Company redeemed the Series A Preferred; Note 13) is presented below:

                                          Total        Dividend      Series A       Amount        Issue           Net
                                                                      Stated      Allocated to    Costs        Carrying
                                                                      Amount       Warrants                     Value
                                      -------------  -----------   -------------  -----------  ------------ -------------
Balance as of January 1, 2005         $   6,238,563  $   238,563   $   6,000,000  $   479,000  $   364,833  $   5,156,167
Dividend through June 30, 2005              223,663      223,663              --           --           --             --
                                      -------------  -----------   -------------  -----------  ------------ -------------
Balance as of June 30, 2005               6,462,226      462,226       6,000,000      479,000      364,833      5,156,167
Dividend for July 2005                       39,874       39,874              --           --           --             --
                                      -------------  -----------   -------------  -----------  ------------ -------------
Balance August 1, 2005                $   6,502,100  $   502,100   $   6,000,000  $   479,000  $   364,833  $   5,156,167
                                      =============  ===========   =============  ===========  ============ =============


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

On August 9, 2004, the Company reissued 25,000 shares of common stock from its treasury stock to a consultant as payment for services rendered to the Company in July 2004 and recognized $5,750 as compensation expense based on the market value of $0.23 per share on the date of issuance. On December 24, 2004, the Company reissued 500,000 shares of common stock from its treasury stock to a consultant at $0.20 per share as payment for services rendered to the Company and recognized $100,000 as compensation expenses. On June 2, 2005, the Company reissued 250,000 shares of common stock from its treasury stock to a consultant as payment for services rendered to the Company in connection with the acquisition of ISS. On June 2, 2005, the Company reissued 199,218 shares of common stock from its treasury stock to a consultant as payment for services of $22,412 rendered to the company during the three months ended June 30, 2005. The shares were issued at $0.1125 per share, which is 85% of the average of the five lowest closing prices of the common stock during the twenty-two trading days prior to the date of issuance, as reported by Bloomberg News Services. As of June 30, 2005, the Company had a balance of 8,080,782 repurchased shares in its treasury stock with a carrying amount of $7,270.

On February 8, 2005, the Company issued 240,000 shares of common stock at $0.175 per share for a total consideration of $42,000 and on May 18, 2005, the Company issued 240,000 shares of common stock at $0.125 per share for total consideration of $30,000, to a consultant pursuant to a compensation agreement dated July 15, 2004, under which the Company is to issue an aggregate of 960,000 shares of its common stock to the consultant as payment for services to be rendered to the Company for the twelve-month period ending July 14, 2005. The 480,000 shares were valued, based on the respective market price on the date of issuance, and the Company recognized compensation expense of $31,200 and $77,000, respectively, for the three and six months ended June 30, 2005.

On May 3, 2005, the Company issued 290,000 shares of its common stock to two officers and directors, 30,000 shares to an officer and 30,000 shares to an employee, respectively, for exercising their stock options, at $0.20 per share for aggregate cash consideration of $70,000.

In August 2004, pursuant to a compensation agreement between the Company and a consultant, the Company authorized the issuance of 120,000 shares of its common stock to the consultant as payment for services to be rendered to the Company for the twelve-month period ending in July 2005. As of June 30, 2005, the Company has not issued any of the 120,000 shares of common stock to the consultant, and has accrued $16,800 of compensation expenses, of which $4,050 and $7,800, respectively, was recorded during the three and six months ended June 30, 2005.

11.   SIGNIFICANT CONCENTRATIONS OF CREDIT RISK

The Company grants credit, generally without collateral, to its customers. Two customers in the Company's applications segment accounted for approximately 83% of revenues earned during the three and six months ended June 30, 2005, respectively. These two customers accounted for approximately 92% and 91%, respectively, of revenues earned during the three and six months ended June 30, 2004. In the three months and six months ended June 30, 2005, the two customers, respectively, accounted for 42% and 41% of total revenue. In the three months ended June 30, 2004, the two customers, respectively, accounted for 44% and 47% of total revenue. In the six months ended June 30, 2004, the two customers, respectively, accounted for 45% and 46% of total revenue. Allowance for doubtful accounts receivable was $425,869 at June 30, 2005. The Company will continue to pursue vigorously the collection of all its outstanding accounts receivable.

Three suppliers accounted for 85% cost of revenues during the three and six months ended June 30, 2005, and one supplier accounted for substantially all cost of revenues during the three and six months ended June 30, 2004. The Company is not dependent upon one supplier to provide the services that it requires but made a strategic decision to engage the services of only a small number of suppliers after taking into consideration the quality of service and competitive pricing being offered. Should the need arise, the Company could utilize alternative suppliers for the services that it requires.


12.   SEGMENT INFORMATION

The Company has three reportable segments as a result of the establishment and acquisition of new subsidiaries. The Company classifies its business into three operating segments, which are defined by the products and services offered as follows:

1.   Broadband, multimedia and biometric security division (Applications)

     Activities under this segment include application development, broadband network operation, delivery of value added applications and services; sale of devices that utilize broadband networks, the sale of biometric security devices, systems integration and implementation of wireless applications and electronic solutions.

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

                                                    Applications      Material                         Total
                                                                      Handling        Gallant
                                                   --------------  --------------  -------------  --------------
Three-month period ended June 30, 2005:

Revenue:
   Related parties                                 $      130,106  $           --  $          --  $      130,106
   Others                                               6,331,658         102,906        969,499       7,404,063
                                                   --------------  --------------  -------------  --------------
                                                   $    6,461,764  $      102,906  $     969,499  $    7,534,169
Cost of revenue                                         5,922,561          97,092        850,396       6,870,049
                                                   --------------  --------------  -------------  --------------
Gross profit                                       $      539,203  $        5,814  $     119,103  $      664,120
                                                   ==============  ==============  =============  ==============
Net income (loss)                                  $      176,636  $      (31,063) $      74,751  $      220,324
                                                   ==============  ==============  =============  ==============
Depreciation expense                               $       60,533  $        3,616  $       7,373
                                                   ==============  ==============  =============
Interest expense                                   $        8,940  $           --  $      16,638
                                                   ==============  ==============  =============
Interest income                                    $       35,685  $           --  $          --
                                                   ==============  ==============  =============
Income tax expense                                 $       56,053  $           --  $          --
                                                   ==============  ==============  =============
Expenditures for additions to long lived assets    $           --  $           --  $       4,916
                                                   ==============  ==============  =============

Three-month period ended June 30, 2004:

Revenue:
   Related parties                                 $      400,000  $           --  $          --  $      400,000
   Others                                               4,571,316         126,174             --       4,697,490
                                                   --------------  --------------  -------------  --------------
                                                   $    4,971,316  $      126,174  $          --  $    5,097,490
Cost of revenue                                         4,375,263         121,281             --       4,496,544
                                                   --------------  --------------  -------------  --------------
Gross profit                                       $      596,053  $        4,893  $              $      600,946
                                                   ==============  ==============  =============  ==============
Income (loss):
   from operating segments                         $      355,359  $      (38,465) $          --  $      316,894
   from discontinued operations                           (11,785)        (68,994)            --         (80,779)
                                                   --------------  --------------  -------------  --------------
Net income (loss)                                  $      343,574  $     (107,459) $          --  $      236,115
                                                   ==============  ==============  =============  ==============
Depreciation expense                               $       58,819  $        3,926  $          --
                                                   ==============  ==============  =============
Interest expense                                   $        4,567  $           --  $          --
                                                   ==============  ==============  =============
Share of associate companies losses                $           --  $       (3,947) $          --
                                                   ==============  ==============  =============
Income tax expense                                 $       31,053  $           --  $          --
                                                   ==============  ==============  =============
Expenditures for additions to long lived assets    $        2,700  $        2,859  $          --
                                                   ==============  ==============  =============
                                       22




12.   SEGMENT INFORMATION (continued)

                                                    Applications      Material                          Total
                                                                      Handling        Gallant
                                                   --------------  --------------  -------------  --------------
Six-month period ended June 30, 2005:

Revenue:
   Related parties                                 $      175,895  $           --  $          --  $      175,895
   Others                                              11,703,237         194,088      1,981,303      13,878,628
                                                   --------------  --------------  -------------  --------------

                                                   $   11,879,132  $      194,088  $   1,981,303  $   14,054,523
Cost of revenue                                        10,911,888         184,718      1,703,262      12,799,868
                                                   --------------  --------------  -------------  --------------
Gross profit                                       $      967,244  $        9,370  $     278,041  $    1,254,655
                                                   ==============  ==============  =============  ==============
Net income (loss)                                  $      338,502  $      (37,982) $      86,218  $      386,738
                                                   ==============  ==============  =============  ==============
Depreciation expense                               $      121,396  $        7,933  $      14,907
                                                   ==============  ==============  =============
Interest expense                                   $       19,114  $           --  $      35,111
                                                   ==============  ==============  =============
Interest income                                    $       78,736  $           --  $          --
                                                   ==============  ==============  =============
Income tax expense                                 $       78,421  $           --  $          --
                                                   ==============  ==============  =============
Expenditures for additions to long lived assets    $           --  $           --  $      74,859
                                                   ==============  ==============  =============

Six-month period ended June 30, 2004:

Revenue:
   Related parties                                 $      814,475  $           --  $          --  $      814,475
   Others                                               8,363,157         282,832             --       8,645,989
                                                   --------------  --------------  -------------  --------------
                                                   $    9,177,632  $      282,832  $          --  $    9,460,464
Cost of revenue                                         8,207,763         253,379             --       8,461,142
                                                   --------------  --------------  -------------  --------------
Gross profit                                       $      969,869  $       29,453  $          --  $      999,322
                                                   ==============  ==============  =============  ==============
Income (loss):
   from operating segments                         $      564,948  $      (64,160) $          --  $      500,788
   from discontinued operations                           (15,814)        (85,559)            --        (101,373)
                                                   --------------  --------------  -------------  --------------
Net icome (loss)                                   $      549,134  $     (149,719) $          --  $      399,415
                                                   ==============  ==============  =============  ==============
Depreciation expense                               $      117,535  $        7,715  $          --
                                                   ==============  ==============  =============
Interest expense                                   $        7,827  $           --  $          --
                                                   ==============  ==============  =============
Share of associate companies losses                $           --  $       (6,579) $          --
                                                   ==============  ==============  =============
Income tax expense                                 $       32,895  $           --  $          --
                                                   ==============  ==============  =============
Expenditures for additions to long lived assets    $        2,700  $        8,219  $          --
                                                   ==============  ==============  =============

Segment information for the three and six months ended June 30, 2004, respectively, do not include the operating results of the Apple division as the Company acquired the Gallant group of companies on September 29, 2004.

Consolidated total assets as of June 30, 2005 are as follows:

   Applications                                          $      13,621,590
   Apple                                                         1,558,901
   Material handling                                               211,693
                                                         ------------------
   Total consolidated assets                             $      15,392,184
                                                         ==================

13.   SUBSEQUENT EVENTS

In private placement exercises in July 2005, the Company issued 5,791,463 shares of its common stock to ten investors at an aggregate price of $474,900. The Company also issued 4,948,346 shares of its common stock to five investors at an aggregate price of $428,200 and reissued 609,756 shares of its common stock from treasury to an investor for cash of $50,000, in private placement exercises in August 2005. Total proceeds from these private placements of $953,100 and were utilized in connection with the August 2005 Master Fund redemption, discussed below. The stock was priced at 85% of the average of the five lowest closing prices of the common stock during the twenty-two trading days prior to the closing date, as reported by Bloomberg News Services, which at the various time of issuance was ranging from $0.082 to $0.087.

On August 1, 2005, the Company entered into an agreement whereby it waived a limitation on the number of shares that could be converted and held by the Master Fund in order to permit conversions by the Master Fund under the Note and Series A Preferred into 9,756,098 shares of common stock. The conversion was made in connection with an agreement, also dated August 1, 2005, whereby the Master Fund agreed to accept $800,000, payable in common stock, and $6,343,000 in cash (of which $6,105,000 represented restricted cash), in consideration for the early repayment of the Note and redemption of the Series A Preferred.

The following table  summarizes the August 1, 2005  transaction  with the Master
Fund:

                                         Total        Interest/      Discounted
                                                      Dividend       Principal/
                                                                      Series A
                                                                      Carrying
                                                                       Amount
                                      ------------- ------------- --------------
Balance as of August 1, 2005
 Term note                            $    291,604  $      2,173  $     289,431
 Series A Preferred                      5,658,267       502,100      5,156,167
                                      ------------- ------------- --------------
 Total                                   5,949,871  $    504,273  $   5,445,598
Paid from restricted cash               (6,105,138) ============= ==============
Cash payment                              (238,390)
Common stock issued (a)                   (800,000)
                                      -------------
Early payment/redemption penalty (b)  $ (1,193,657)
                                      =============


a)   9,756,098 shares of common stock issued at a price of $0.082 per share.
b) The August 1, 2005 transaction resulted in an early payment/redemption penalty of approximately $1,194,000, of which approximately $47,000 is attributable to interest expense and $1,147,000 represents a reduction to net income applicable to common shareholders, and which is recorded in the quarter ending September 30, 2005.

In August 2005, the Company reissued 240,000 shares of its common stock from treasury to a consultant pursuant to a compensation agreement dated July 15, 2005, under which the Company is to issue an aggregate of 960,000 shares of its common stock to the consultant as payment for services to be rendered to the Company for the twelve-month period ending July 14, 2006.

In August 2005, the Company reissued 843,446 shares of its common stock from treasury (valued at approximately $91,000) to a consultant as payment for professional services rendered in connection with the Company's private placement and the payment of debt and redemption of preferred stock with the Master Fund.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

THE FOLLOWING ANALYSIS OF THE OPERATIONS AND FINANCIAL CONDITION OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO, OF THE COMPANY CONTAINED ELSEWHERE IN THIS FORM 10-QSB.


OVERVIEW

Secured Digital Applications, Inc. and subsidiaries (the "Company") is a system solution provider, seeking to develop and commercialize practical applications of digital technology. We are involved in value-added application development, broadband network operation, the sale of devices that utilize broadband networks and the sale of biometric security devices. Beginning in 2003, the Company has also sought to develop secured shipping and supply chain management services. In October 2004, we expanded into the business of selling Apple computer products and other information technology products and services through the acquisition of the Gallant group of companies. The Company's principal operations during 2005 included the development and operation of a wireless broadband network in Malaysia, the development of interactive, multimedia content for the Internet and the development, licensing and/or sale of specific products and applications that utilize the capacities of a broadband network. These products include the EyStar SmartHome Management System, broadband modems, biometric systems and Internet-based cameras. We also generate revenue from the sale, rental and servicing of material handling equipment through our subsidiary, Armor Multi Systems ("AMS") (f/k/a Asiaco Multi Corporation). In addition, beginning in October 2004, the Company generated additional revenue from the sale of Apple computer products in Malaysia and from the supply and provision of information technology products and services through the Gallant group of companies.

The Company conducts its principal operations in Malaysia, and has the following subsidiaries as of June 30, 2005:

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

7. Armor Multi Services Sdn Bhd ("AMSS") (f/k/a Asiaco Services Sdn Bhd), a 60%-owned Malaysian subsidiary of AMS, is primarily involved in providing maintenance, repair and restoration services for all material handling equipment.

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

12. Eystar Distribution Sdn Bhd ("EDSB") (f/k/a Gallant IT Distribution (M) Sdn Bhd), a wholly-owned subsidiary of GIH, is currently dormant.

13. Gallant Focus (M) Sdn Bhd ("GF"), a wholly-owned subsidiary of GIH, is currently dormant.

14. Innospective Sdn Bhd ("ISS"), SDAM's 55% owned Malaysian subsidiary from the date of acquisition on April 30, 2005 is a systems integration firm specializing in the design, development and implementation of wireless applications and electronic solutions.

The  accompanying   condensed  consolidated  financial  statements  include  the accounts of Secured Digital Applications, Inc. and its subsidiaries.

For the three and six months ended June 30, 2005, the Company's revenue was generated primarily from the following activities:

1. Designing, producing, hosting and distribution of interactive multimedia content, websites, programs and applications.
2. Developing and producing e-commerce programs and Internet-based security applications and solutions. 3. Providing project consulting services on broadband communications and networking systems for property development projects.
4.      Sale, rental and servicing of material handling equipment.
5. Sale of Apple products, computer hardware, software and provision of installation, repair and maintenance services for information technology products.
6. Systems integration and design, development and implementation of wireless applications and electronic solutions.


Significant Business Developments and Plan of Operation

During 2005, the Company anticipates that it will continue to provide its existing multimedia development, consulting and broadband services, market the EyStar SmartHome Management System, introduce and actively market a new line of biometric security products capable of integration with the EyStar SmartHome Management System and utilizing the Company's ability to provide applications support. These products are the SmileCAM, FaceKey and Testech devices. The Company believes that these devices, when linked with the broadband technology that the Company seeks to exploit, will provide customers with comprehensive security and identification systems for which it is believed there will be a significant market. The Company will also continue its presence in the material handling business through AMS and its subsidiary. The Company will also expand its business in ICT trading through the Gallant Group of companies. On March 28, 2005, the Company announced the opening of a second Apple retail center in the Hartamas Shopping Centre in Sri Hartamas, a suburb of Kuala Lumpur, Malaysia. The new outlet will expand on the "digital lifestyle" concept developed by the Company and offers a one-stop showroom for retailing of Apple products as well as products developed by the Company and its newly acquired subsidiary, ISS. The center also has a training facility. The Company also expects revenue to be generated from the provision of product design consulting services, and the sale of products and applications developed by ISS.

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

Significant Contracts

For 2005, the Company hopes to generate additional revenue from the contracts described below. This description is intended to provide the reader with a description of the principal activities of the Company that are anticipated in 2005. Although the Company provides its current estimates of the time in which the contracts will be performed, revenues that may be generated and/or sales that are projected, there can be no assurance that the contracts will be performed as anticipated or that the revenues or sales projected will be realized by the Company. The contracts may be terminated, limited, breached or delayed, may be subject to force majeure clauses or the obligations to pay for services rendered or products received may not be fulfilled. The Company does not undertake to continually update its shareholders about the status of its contracts in the absence of a legal obligation to do so.

a) In August 2001, the Company was awarded a consulting contract, estimated to generate revenue of $2.85 million over a three year period, through August 2005, to carry out the planning, design, project execution (including contract and project management) of all broadband communications and networking systems/services for Pulau Indah-Marina Village, a water oriented luxury resort, residential hotel and spa project. Through December 31, 2004, the Company generated $1,028,000 of revenue on this contract. During the three and six months ended June 30, 2005, the Company recognized additional revenue of $59,000 and $72,000, respectively on this contract. The Company recognized revenue of $157,000 and $268,000, respectively, during the three and six months ended June 30, 2004. Due to delay by the main contractor of the project, the project cannot be completed by August 2005 and the Company has agreed to an extension of the contract period for a year to August 2006.

b) In January 2002, the Company's subsidiary, PTSB, was awarded a contract to carry out the planning, design, and project execution of all broadband communications and networking systems/services for a commercial/housing project in Selangor, Malaysia. Under the contract, PTSB will receive a total contract sum of $550,000 over 36 months beginning January 2003. The project, featuring 312 serviced apartments, 62 units of retail shops/offices and 120 units of housing for a government agency was completed in March 2005. The Company generated $527,000 of revenue on this contract through December 31, 2004. The Company completed the contract during the six months ended June 30, 2005 and recognized revenue of $23,000. The Company recognized $89,000 and $150,000 of revenue during the three and six months ended June 30, 2004, respectively.

c) In November 2002, the Company was contracted by MY Architect ("MYA"), a related party, to provide consulting services relating to home automation, home networking, energy cost saving, security surveillance and monitoring for MYA's current projects involving two major commercial and housing developments in Malaysia. The Company expected to receive $550,000 in consulting fees over the 18 months beginning December 1, 2002. The contract was completed in 2004 and the Company had received the contracted sum in full. The Company recognized $254,000 of revenue during the six months ended June 30, 2004. The Company is presently negotiating with the project developer to secure additional contracts, estimated at $4.0 million, for the supply and installation of the EyStar SmartHome Console and its security system sometime in the fourth quarter of 2005 in the two commercial and housing developments.

d) In April 2003, the Company contracted with MYA to carry out the design, supply and installation of all broadband communications, access control and network security equipment for a mixed property development project in Selangor, Malaysia, which features a total of 10 blocks of residential and commercial high-rise properties. The 30-month contract, expected to generate revenue of $3.2 million, commenced in the third quarter of 2003. Through December 31, 2004, the Company generated $409,000 of revenue from this contract and recognized additional revenue of $71,000 and $76,000 during the three months ended June 30, 2005 and 2004, respectively. During the six months ended June 30, 2005 and 2004, additional revenue of $81,000 and $142,000, respectively, was generated from this contract.

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

g) In June 2003, the Company was awarded a $2.0 million contract to supply and install a biometric security system for access control and time attendance in Malaysia. The project was estimated to commence during the fourth quarter of 2003 and be completed within six months of the commencement date. The Company was also awarded a maintenance contract for 5 years thereafter. This maintenance contract begins following the completion of the project and is expected to generate annual recurring revenue of approximately $250,000. The commencement of this contract has been delayed as the construction work on the project's property has yet to be completed. In April 2005, the Company and the client agreed to amend the Company's scope of work to include only design, installation, testing and commissioning of the biometric security system. The client will purchase the required hardware directly from third-party vendors. The contract sum has been revised to $600,000. The project is now expected to commence in September 2005.

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

In December 2002, the Company's subsidiary, SDAM executed an Agreement with Telekom Sales and Services Sdn Bhd ("TM"), a subsidiary of Telekom Malaysia Berhad, to sell, distribute and promote broadband access over standard copper telephone lines using Digital Subscriber Line technology. The service, brand named TMnet Streamyx, was first launched in August 2002. TMnet Streamyx is a high speed access service providing "always-on" connection to the Internet. This service currently covers 100 urban locations in Malaysia. The agreement with TM was for an initial period of one year and maybe extended for a further period to be agreed by both parties. This agreement expired on July 1, 2005 and the Company has not renewed the agreement as the Company's 55% owned subsidiary, GIH, is also a distributor of TMnet Streamyx.

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

In June 2004, the Company announced plans to conduct a field trial of an online biometric payment portal for electronic commerce and credit card transactions using biometric products and systems developed by its current partner companies for identification and verification during the second half of 2004. Due to delays in the development work, the field trial is not expected to commence until the third quarter of 2005. Merchants who sign up as clients of the payment portal will enroll their customers into the Company's system. Thereafter, the merchant's clients when making purchases will have their identity verified by using face and fingerprint biometric technology. After authentication of their identity, the transaction will be processed and payment approval sought from banks and credit card issuers. The Company intends to generate revenue by charging a fee based on a percentage of the transaction value executed through the portal. Implementation of the portal is scheduled for early 2006. The initial deployment of the portal would be for the Malaysian and Singapore markets with subsequent deployment across the Asia-Pacific region. After successfully implementing the payment portal for the Asia-Pacific region, the Company intends to introduce a similar portal for the North American market. The payment portal will be partly funded by internally generated funds and proceeds from the private placement of the Company's securities.

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2005 TO THE THREE MONTHS ENDED JUNE 30, 2004

REVENUES

Revenues for the three months ended June 30, 2005 totaled $7,534,169 compared to $5,097,490 for the three months ended June 30, 2004, an increase of $2,436,679 or 48%. The increase in net sales in the three months ended June 30, 2005 as compared to the same period in 2004 was mainly due to an increase in fees earned from the production of multimedia programs. Included in revenue for the three months ended June 30, 2005 and 2004 was income of $130,106 and $400,000, respectively, received from a related party for project consulting fees.
Revenues for the three months ended June 30, 2005 also included income of $969,499 or 13% of total revenue, generated by the Gallant subsidiaries. For the three months ended June 30, 2005, two customers accounted for 42% and 41% of total revenue, respectively. For the three months ended June 30, 2004, two customers, respectively, accounted for 44% and 47% of total revenue.

GROSS PROFIT

Gross profit increased to $664,120 for the three months ended June 30, 2005, compared to $600,946 for the three months ended June 30, 2004, an increase of $63,174 or 11%. The increase in gross profit was primarily due to higher revenue in 2005. As a result of higher revenue, cost of revenue increased by $2,373,505, or 53%, to $6,870,049 in 2005 from $4,496,544 in 2004. The high cost of revenue percentage is a result of the Company requiring additional external resources in order to fulfill the demand for the Company's services. The outsourcing of content production work enabled the Company to develop a team of contractors that will assist the Company in producing multimedia content and applications that are crucial to its future business operation.

SALES AND MARKETING EXPENSES

Sales and marketing expenses increased by $8,851 or 267%, to $12,172 for the three months ended June 30, 2005 compared to $3,321 for the three months ended June 30, 2004. Higher sales and marketing expenses in 2005 was primarily due to higher promotion expenses incurred by the Gallant subsidiaries and travelling expenses incurred to introduce the Company's biometric products to customers and resellers in Malaysia.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $451,477 for the three months ended June 30, 2005, compared to $294,573 for the three months ended June 30, 2004, an increase of $156,904 or 53%. The increase in general and administrative expenses was mainly attributable to additional expenses incurred by the Gallant subsidiaries and higher expenses incurred for consulting fees, compensation expenses, public relations services, maintenance expenses and higher rental expenses. The Gallant subsidiaries' general and administrative expenses contributed $174,105 or 38% of total general and administrative expenses for 2005.

INTEREST EXPENSE

Interest expense increased by $21,011 or 460%, to $25,578 for three months ended June 30, 2005 as compared to $4,567 for the three months ended June 30, 2004. Interest expense for the three months ended June 30, 2005, included $7,554 related to a $500,000 convertible term note issued on June 4, 2004 and $16,638 incurred by the Gallant subsidiaries. These accounted for approximately 30% and 65%, respectively, of total interest expense for the three months ended June 30, 2005.

GAIN ON DISPOSAL OF ASSETS, RELATED PARTY

Gain on disposal of assets, related party, for the three months ended June 30, 2005 and 2004 included recognition of a previously deferred gain of $31,974 and $100,000, respectively, related to a similar amount the Company received from its long-term receivable, related party. The receivable balance and total deferred gain was $309,584, respectively, as of December 31, 2004. This amount arose in the year ended December 31, 1998 when the Company sold assets used in the operations of a subsidiary to a related company. Due to the uncertainty of collection of the related receivable, the related gain on the sale of the assets was deferred and is to be recognized only after all costs have been recovered and as payments are received. During the year ended December 31, 2002, payments received by the Company exceeded all remaining costs. As a result of cash payment received, the Company's long-term receivable, related party and deferred gain balances were reduced to $263,926 respectively, as of June 30, 2005.

INCOME FROM CONTINUING OPERATIONS

The Company recorded income from continuing operations of $220,324 for the three months ended June 30, 2005, as compared to $316,894 for the three months ended June 30, 2004. Income from continuing operations for the three months ended June 30, 2005 and 2004 included recognition of a deferred gain of $31,974 and $100,000, respectively. Excluding these non-recurring transactions, the recorded income from continuing operations would have been $188,350 and $216,894, respectively, for the three-month periods ended June 30, 2005 and 2004.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2005 TO THE SIX MONTHS ENDED JUNE 30, 2004

REVENUES

Revenues for the six months ended June 30, 2005 totaled $14,054,523 compared to $9,460,464 for the six months ended June 30, 2004, an increase of $4,594,059 or 49%. The increase in net sales in the six months ended June 30, 2005 as compared to the same period in 2004 was mainly due to an increase in fees earned from the production of multimedia programs. Included in revenue for the six months ended June 30, 2005 and 2004 was income of $175,895 and $814,475, respectively, received from a related party for project consulting fees. Revenues for the six months ended June 30, 2005 also included income of $1,981,303 or 14% of total revenue, generated by the Gallant subsidiaries. For the six months ended June 30, 2005, two customers, each accounted for 42% and 41% of total revenue, respectively. For the six months ended June 30, 2004, two customers, respectively, accounted for 45% and 46% of total revenue.

GROSS PROFIT

Gross profit increased to $1,254,655 for the six months ended June 30, 2005, compared to $999,322 for the six months ended June 30, 2004, an increase of $255,333 or 26%. The increase in gross profit was primarily due to higher revenue in 2005. As a result of higher revenue, cost of revenue increased by $4,338,726, or 51%, to $12,799,868 in 2005 from $8,461,142 in 2004. The high cost of revenue percentage is a result of the Company requiring additional external resources in order to fulfill the demand for the Company's services. The outsourcing of content production work enabled the Company to develop a team of contractors that will assist the Company in producing multimedia content and applications that are crucial to its future business operation.

SALES AND MARKETING EXPENSES

Sales and marketing expenses increased by $21,442 or 267%, to $29,460 for the six months ended June 30, 2005 compared to $8,018 for the six months ended June 30, 2004. Higher sales and marketing expenses in 2005 was primarily due to higher promotion expenses incurred by the Gallant subsidiaries and travelling expenses incurred to introduce the Company's biometric products to customers and resellers in Malaysia.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $881,902 for the six months ended June 30, 2005, compared to $573,914 for the six months ended June 30, 2004, an increase of $307,988 or 54%. The increase in general and administrative expenses was mainly attributable to additional expenses incurred by the Gallant subsidiaries and higher expenses incurred for consulting fees, compensation expenses, public relations services, maintenance expenses and higher rental expenses. The Gallant subsidiaries' general and administrative expenses contributed $295,032 or 33% of total general and administrative expenses for 2005.

INTEREST EXPENSE

Interest  expense  increased by $46,398 or 593%, to $54,225 for six months ended
June 30,  2005 as  compared  to $7,827 for the six months  ended June 30,  2004.
Interest expense for the six months ended June 30, 2005, included $16,122 related to a $500,000 convertible term note issued on June 4, 2004 and $35,111 incurred by the Gallant subsidiaries. These accounted for approximately 30% and 65%, respectively, of total interest expense for the six months ended June 30, 2005.

GAIN ON DISPOSAL OF ASSETS, RELATED PARTY

Gain on disposal of assets, related party, for the six months ended June 30, 2005 and 2004 included recognition of a previously deferred gain of $45,658 and $207,258, respectively, related to a similar amount the Company received from its long-term receivable, related party. The receivable balance and total deferred gain was $309,584, respectively, as of December 31, 2004. This amount arose in the year ended December 31, 1998 when the Company sold assets used in the operations of a subsidiary to a related company. Due to the uncertainty of collection of the related receivable, the related gain on the sale of the assets was deferred and is to be recognized only after all costs have been recovered and as payments are received. During the year ended December 31, 2002, payments received by the Company exceeded all remaining costs. As a result of cash payment received, the Company's long-term receivable, related party and deferred gain balances were reduced to $263,926 respectively, as of June 30, 2005.

INCOME FROM CONTINUING OPERATIONS

The Company recorded income from continuing operations of $386,738 for the six months ended June 30, 2005, as compared to $500,788 for the six months ended June 30, 2004. Income from continuing operations for the six months ended June 30, 2005 and 2004 included recognition of a deferred gain of $45,658 and $207,258, respectively. Excluding these non-recurring transactions, the recorded income from continuing operations would have been $341,080 and $293,530, respectively, for the six-month periods ended June 30, 2005 and 2004.



LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2005, the Company had net cash of $84,743, and restricted cash of approximately $6,100,000 from the sale of securities to a Master Fund.

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

On April 25, 2005, the Company and the Master Fund executed an amendment to certain agreements governing the terms under which the Note and Series A Preferred issued to the Master Fund could be converted into the common stock of the Company. Under the terms of the amendment, the Master Fund could convert the remaining Note and the first $2,000,000 Series A Preferred at a price equal to 85 percent of the average of the five lowest closing prices during the 22 trading days prior to the date of conversion (whether as principal repayment or accrued and unpaid interest or dividends), subject to a minimum conversion price of $0.07 per share and subject to certain contingent conversion terms.

A summary of the status of the discounted principal and interest amount of the Notes from January 1, 2005 and through August 1, 2005 is presented below:

                                              Total         Interest         Principal        Discount            Net
                                        ----------------  -------------- ---------------- ----------------- --------------
Balance as of January 1, 2005           $       426,470   $          --  $       426,470  $         40,855  $     385,615
Interest through June 30, 2005                   16,208          16,208               --                --             --
Conversion in April 2005 (a)                    (52,770)         (8,653)         (44,117)           (4,226)       (39,891)
Conversion in May 2005 (b)                      (17,412)         (2,707)         (14,705)           (1,408)       (13,297)
Conversion June 1, 2005 (c)                     (17,249)         (2,544)         (14,705)           (1,408)       (13,297)
Conversion June 16, 2005 (d)                    (14,705)             --          (14,705)           (1,407)       (13,298)
                                        ----------------  -------------- ---------------- ----------------  -------------
Balance as of June 30, 2005                     340,542           2,304          338,238            32,406        305,832
Conversion July 12, 2005 (e)                    (20,445)         (2,304)         (18,141)           (1,740)       (16,401)
Interest for July 2005                            2,173           2,173               --                --             --
                                        ----------------  -------------- ---------------- ----------------  --------------
Balance as of August 1, 2005 (f)        $       322,270   $       2,173  $       320,097  $         30,666  $     289,431
                                        ================  ============== ================ ================= ==============

a) On April 25, 2005, the Master Fund converted $39,891 discounted principal of the note and $8,653 of accrued interest to 383,701 shares of the Company's common stock.
b) On May 5, 2005, the Master Fund converted $13,297 discounted principal of the note and $2,707 of accrued interest to 140,311 shares of the Company's common stock.

c) On June 1, 2005, the Master Fund converted $13,297 discounted principal of the note and $2,544 of accrued interest to 163,132 shares of the Company's common stock.
d) On June 16, 2005, the Master Fund converted $13,298 discounted principal of the note to 147,649 shares of the Company's common stock.
e) On July 12, 2005, the Master Fund converted $16,401 discounted principal of the note and $2,304 of accrued interest to 250,000 shares of the Company's common stock.
f) On August 1, 2005, the Company repaid the entire outstanding balance of the Note and redeemed the convertible preferred stock of a subsidiary.

A summary of the status of the Series A Preferred and dividend thereon from January 1, 2005 and through August 1, 2005 (at which time the Company redeemed the Series A Preferred) is presented below:

                                         Total        Dividend      Series A       Amount        Issue           Net
                                                                      Stated      Allocated to    Costs        Carrying
                                                                      Amount       Warrants                     Value
                                      -------------  -----------  --------------  -----------   ----------  -------------
Balance as of January 1, 2005         $   6,238,563  $   238,563  $    6,000,000  $   479,000  $   364,833  $   5,156,167
Dividend through June 30, 2005              223,663      223,663              --           --           --             --
                                      -------------  -----------   -------------  -----------  ------------ -------------
Balance as of June 30, 2005               6,462,226      462,226       6,000,000      479,000      364,833      5,156,167
Dividend for July 2005                       39,874       39,874              --           --           --             --
                                      -------------  -----------   -------------  -----------  ------------ -------------
Balance August 1, 2005                $   6,502,100  $   502,100  $    6,000,000  $   479,000  $   364,833  $   5,156,167
                                      =============  ===========  ==============  ===========  ===========  =============

On August 1, 2005, the Company entered into an agreement whereby it waived a limitation on the number of shares that could be converted and held by the Master Fund in order to permit conversions by the Master Fund under the Note and Series A Preferred into 9,756,098 shares of common stock. The conversion was made in connection with an agreement, also dated August 1, 2005, whereby the Master Fund agreed to accept $800,000, payable in common stock, and $6,343,000 in cash (of which $6,105,000 represented restricted cash), in consideration for the early repayment of the Note and redemption of the Series A Preferred.

The following table  summarizes the August 1, 2005  transaction  with the Master
Fund:

                                               Total           Interest/        Discounted
                                                               Dividend         Principal/
                                                                                 Series A
                                                                                 Carrying
                                                                                  Amount

                                          ---------------  ----------------- ----------------
Balance as of August 1, 2005
 Term note                                $       291,604  $          2,173   $      289,431
 Series A Preferred                             5,658,267           502,100        5,156,167
                                          ---------------- -----------------  ---------------
 Total                                          5,949,871  $        504,273   $    5,445,598
Paid from restricted cash                      (6,105,138) =================  ===============
Cash payment                                     (238,390)
Common stock issued (a)                          (800,000)
                                          ----------------
Early payment/redemption penalty (b)      $    (1,193,657)
                                          ================

a)   9,756,098 shares of common stock issued at a price of $0.082 per share.
b) The August 1, 2005 transaction resulted in an early payment/redemption penalty of approximately $1,194,000, of which approximately $47,000 is attributable to interest expense and $1,147,000 represents a reduction to net income applicable to common shareholders, and which is recorded in the quarter ending September 30, 2005.

For the six months ended June 30, 2005, all operations were funded from internally generated funds. The Company's principal shareholder, Chief Executive Officer ("CEO"), Chairman and Director, Mr. Lim, will continue making short term advances to fund the Company's working capital requirement should the need arise. As of June 30, 2005, the Company owed Mr. Lim $68,410. Additionally, as of June 30, 2005, the Company owed an affiliated Company, in which Mr. Lim has a financial interest, $75,246 for short-term cash advances made to a subsidiary of the Company for working capital purposes from time to time and for management fees. These amounts are unsecured, bear no interest and have no fixed terms of repayment.

On May 25,  2004,  the  Company  executed a share  exchange  agreement  with its
Chairman and Chief Executive Officer, Mr. Patrick Lim, whereby Mr. Lim surrendered 8,000,000 shares of the Company's common stock in exchange for 100,000 shares of the Company's newly created Series A Voting Convertible Preferred Stock (the "Voting Preferred"), which was convertible into shares of common stock at a fixed ratio of 80 shares of common stock for 1 share of Voting Preferred stock. The 8,000,000 shares were returned to treasury and are available for re-issuance at a future date. The Voting Preferred stock was entitled to cumulative dividends at $2.20 per annum, payable in common stock at $.28 per share. On May 3, 2005, Mr. Lim and the Company executed an amendment to the Certificate of Designation of Series A Voting Convertible Preferred Stock governing payment of dividend on the Voting Preferred. Under the terms of the amendment, Mr. Lim would have the option of receiving the dividend on the Voting Preferred either in cash or shares of the Company's common stock. Each share of the Voting Preferred was entitled to voting rights equivalent to 80 shares of common stock. The Series A preferred was subject to mandatory conversion 10 years after its issuance.

A summary of the status of the Voting Preferred and dividend accrued since January 1, 2005 and changes through August 1, 2005 is presented below:

                                        Total          Dividend          Stated
                                                                         Amount
                                   -------------  ---------------  -----------
Balance as of January 1, 2005      $     138,332  $       128,332  $      10,000
Dividend through June 30, 2005           110,000          110,000             --
                                   -------------  ---------------  -------------
Balance as of June 30, 2005              248,332          238,332         10,000
Dividend for July 2005                    18,333           18,333             --
                                   -------------  ---------------  -------------
Balance August 1, 2005             $     266,665  $       256,665  $      10,000
                                   =============  ===============  =============

On August 3, 2005, the Company's Chairman and Chief Executive Officer, Mr. Patrick Lim, converted the entire 100,000 shares of the Company's Series A Voting Convertible Preferred Stock into 8,000,000 shares of common stock, which resulted in a reclassification of the $10,000 from the stated amount to $80 of common stock and $9,920 additional-paid-in capital. In addition, the Company paid the $256,665 dividend due to Mr. Lim in cash in August 2005.

Cash used in operating activities of $219,577 for the six months ended June 30, 2005 was mainly attributable to higher operating expenses, higher general and administrative expenses and higher accounts receivable.

Net cash used in investing activities of $24,794 was mainly due to purchase of equipment.

Net cash provided by financing activities of $93,204 was primarily due to higher bank borrowings and proceeds from issuance of common stocks in exercising of employees stock options.

In addition to internally generated funds and financial support from a director and major shareholder, the Company may seek to raise additional funds from equity or debt financing for its future working capital requirements. As of June 30, 2005, the Company has furniture and equipment of approximately $1.3 million for the roll out of its portal, build-out of VISIONET and implementation of its business plan. The Company estimates that it would require additional capital expenditures of up to $2.0 million to implement its business plan to become a total system solution provider involved in application development, network operation, delivery of value added applications and services; and sale of its EyStar SmartHome Console. The Company has also committed to an initial purchase of software and hardware valued at $50,000 in conjunction with its announced strategic collaboration with Aptilo Networks, Sweden.

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

In private placement exercises in July 2005, the Company issued 5,791,463 shares of its common stock to ten investors at an aggregate purchase price of $474,900. The Company also issued 4,948,346 shares of its common stock to five investors at an aggregate purchase price of $428,200 and reissued 609,756 shares of its common stock from treasury to an investor for cash of $50,000, in private placement exercises in August 2005. Total proceeds from the private placements of $953,100 were utilized in connection with the August 2005 Master Fund redemption, as discussed above. The stock was priced at 85% of the average of the five lowest closing prices of the common stock during the twenty-two trading days prior to the closing date, as reported by Bloomberg News Services, which at the various time of issuance was ranging from $0.082 to $0.087.

The Company will continuously evaluate its financing requirements and may decide to consider alternative modes of financing.

Contractual Obligations:
                                                        Payment due by period
                                                    ----------------------------
                                                        Less than
                                        Total            1 year      1 - 5 years
                                   ---------------  ---------------  -----------
Capital lease obligations          $        58,128  $        43,403  $    14,725
Convertible term note obligations  $       305,832  $       305,832  $        --
Bank borrowings                    $     1,124,831  $     1,025,321  $    99,510
Operating lease commitments        $       330,100  $       161,500  $   168,600


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

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On May 31, 2005, the Company commenced an action in the Superior Court of New Jersey, Chancery Division, Union County seeking to enjoin the exchange of shares of Kalan Gold Corp., held by Michael Gillies, into shares of the Company's common stock. The Company alleges that the shares were improperly issued by Kalan, predecessor to the Company, to Gillies, a consultant. The Company obtained, with the consent of the parties, a temporary restraining order prohibiting the exchange of the shares. Mr. Gillies has not, however, filed an answer to the complaint and the Company has moved for entry of default. The Company has also issued a capital call to Mr. Gillies for the amount it believes is unpaid on the shares. The Company presently intends to cancel the shares issued to Mr. Gillies if it is successful in the pending litigation.


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     None


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

                                    SECURED DIGITAL APPLICATIONS, INC.

                                            (Registrant)



DATE: AUGUST 15, 2005                     BY: /s/ Patrick Soon-Hock Lim
                                          ------------------------------
                                          Patrick Soon-Hock Lim
                                          Chairman & Chief Executive Officer



DATE: AUGUST 15, 2005                     BY: /s/ Chee Hong Leong
                                          -----------------------
                                          Chee Hong Leong
                                          Chief Financial Officer
                                          (Principal Financial Officer and
                                          Principal Accounting Officer)