Form 10QSB
period 2005-09-30
SECURED DIGITAL APPLICATIONS INC
filed 2005-11-14
CIK 940516

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

Yes  X    No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                                               Number of shares outstanding
        Class                                     at November 11, 2005
       -------                                 ----------------------------
Common stock, $.00001 par value                        128,384,430

FORM 10-QSB
3RD QUARTER

                                      INDEX
                                                                                                        Page
PART I  -  FINANCIAL INFORMATION
         ITEM 1. FINANCIAL STATEMENTS

         Condensed consolidated balance sheet as of September 30, 2005 (Unaudited)                        3

         Condensed consolidated statements of operations for the three-month and
         nine-month periods ended September 30, 2005 and September 30, 2004 (Unaudited)                   5

         Condensed consolidated statements of cash flows for the nine-month
         periods ended September 30, 2005 and September 30, 2004 (Unaudited)                              7

         Notes to condensed consolidated financial statements (Unaudited)                                 9

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS                                                    27

         ITEM 3. CONTROLS AND PROCEDURES                                                                 42

PART II - OTHER INFORMATION

         ITEM 1. LEGAL PROCEEDINGS                                                                       43

         ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS                             43

         ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                                         43

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                     43

         ITEM 5. OTHER INFORMATION                                                                       43

         ITEM 6. EXHIBITS                                                                                43

         SIGNATURES                                                                                      44

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

PART I -  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2005
                                   (Unaudited)

                                     ASSETS

Current assets:
     Cash                                                                                      $        24,831
     Cash, restricted                                                                                  481,880
     Trade receivables,
       less allowance for doubtful accounts of $55,000                                               6,585,840
     Other accounts receivable,
       less allowance for doubtful accounts of $371,000                                                 86,119
     Prepaid expenses                                                                                  118,639
     Inventories                                                                                       490,735
                                                                                               ---------------
              Total current assets                                                                   7,788,044
Property and equipment, net                                                                          1,102,490
Customer lists and relationships                                                                       213,168
License                                                                                                 52,000
Goodwill                                                                                               852,525
Long-term receivables, related parties                                                                 226,952
                                                                                               ---------------
                                                                                               $    10,235,179
                                                                                               ===============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Bank overdraft and borrowings                                                             $       936,767
     Current portion of capital lease obligations                                                       43,273
     Current portion of term loan                                                                       94,341
     Accounts payable                                                                                1,472,709
     Accrued expenses                                                                                  195,379
     Amount due to an affiliated company                                                                13,770
     Amount due to a director                                                                           13,232
     Income tax payable                                                                                217,125
                                                                                               ---------------
              Total current liabilities                                                              2,986,596
     Capital lease obligations, net of current portion                                                   5,946
     Term loan, net of current portion                                                                 117,452
     Deferred income tax                                                                                85,526
     Deferred gain                                                                                     226,952
                                                                                               ---------------
              Total liabilities                                                                      3,422,472
                                                                                               ---------------

                                   (continued)

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                         SEPTEMBER 30, 2005 (CONTINUED)
                                   (Unaudited)


Minority interest                                                                                      544,768
                                                                                               ---------------

Commitments and contingencies

Shareholders' equity:
     Series A convertible preferred stock, $0.10 par value;
       1,000,000 shares authorized; none issued or outstanding                                              --
     Common stock, $.00001 par value;
       350,000,000 shares authorized; 133,736,378 shares issued;
       127,884,430 outstanding                                                                           1,280
     Additional paid-in capital                                                                      5,369,833
     Common treasury stock; 5,851,948 shares at cost                                                        --
     Options                                                                                            60,644
     Warrants                                                                                          779,613
     Retained earnings                                                                                      --
     Accumulated other comprehensive income                                                             56,569
                                                                                               ---------------
              Total shareholders' equity                                                             6,267,939
                                                                                               ---------------
                                                                                               $    10,235,179
                                                                                               ===============

      See accompanying notes to condensed consolidated financial statements

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                   Three months ended              Nine months ended
                                                                      September 30,                  September 30,
                                                                   2005           2004           2005            2004
                                                                  ------         -------        ------          -------
Revenues:
     Products and equipment                                     $   754,919             --     $ 2,606,785             --
     Services:
      Related parties                                               147,105    $   379,210         323,000    $ 1,193,685
      Others                                                      7,402,952      5,035,288      19,429,714     13,681,277
                                                                -----------    -----------     -----------    -----------
                                                                  8,304,976      5,414,498      22,359,499     14,874,962
                                                                -----------    -----------     -----------    -----------
Cost of revenues:
     Products and equipment                                         690,877             --       2,385,783             --
     Services:
      Related parties                                                43,947        113,816         142,368        441,711
      Others                                                      6,826,828      4,677,482      17,833,369     12,810,729
                                                                -----------    -----------     -----------    -----------
                                                                  7,561,652      4,791,298      20,361,520     13,252,440
                                                                -----------    -----------     -----------    -----------
Gross profit                                                        743,324        623,200       1,997,979      1,622,522
                                                                -----------    -----------     -----------    -----------
Operating expenses:
     Sales and marketing                                             38,343         17,266          67,803         25,284
     General and administrative:
       Related parties                                               21,315         21,315          63,947         63,947
       Others                                                       480,568        404,631       1,319,838        935,913
                                                                -----------    -----------     -----------    -----------
Total operating expenses                                            540,226        443,212       1,451,588      1,025,144
                                                                -----------    -----------     -----------    -----------
Income from operations
                                                                    203,098        179,988         546,391        597,378
                                                                -----------    -----------     -----------    -----------
Other income (expense):
     Interest expense                                               (66,447)       (15,398)       (120,672)       (23,225)
     Interest income                                                 41,408          8,469         120,144          8,469
     Gain on disposal of assets, related party                       36,974         18,421          82,632        225,679
     Other income                                                    22,209             --          58,276             --
     Share of associate companies' losses                                --        (13,553)             --        (20,132)
                                                                -----------    -----------     -----------    -----------
                                                                     34,144         (2,061)        140,380        190,791
                                                                -----------    -----------     -----------    -----------
Income from continuing operations before
     income tax and minority interest                               237,242        177,927         686,771        788,169
Income tax expense                                                  (91,553)       (16,579)       (169,974)       (49,474)
                                                                -----------    -----------     -----------    -----------
Income from continuing operations before
     minority interest                                              145,689        161,348         516,797        738,695
Minority interest                                                    15,982        (37,788)         31,612       (114,347)
                                                                -----------    -----------     -----------    -----------
Income from continuing operations                                   161,671        123,560         548,409        624,348

Discontinued operations (material handling subsidiaries):
   loss from discontinued operations,
       net of $0 income tax                                              --        (27,848)             --       (129,221)
                                                                -----------    -----------     -----------    -----------
Net income                                                      $   161,671    $    95,712     $   548,409    $   495,127
                                                                ===========    ===========     ===========    ===========

                                   (continued)

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                   Three months ended              Nine months ended
                                                                      September 30,                  September 30,
                                                                   2005           2004           2005            2004
                                                                  ------         -------        ------          -------

Net income                                                        $   161,671    $    95,712     $   548,409    $   495,127
Preferred stock dividend                                              (58,208)      (158,788)       (391,870)      (213,954)
Early redemption penalty on preferred stock                        (1,146,827)            --      (1,146,827)            --
                                                                  -----------    -----------     -----------    -----------
Net (loss) income applicable to common shareholders               $(1,043,364)   $   (63,076)    $  (990,288)   $   281,173
                                                                  ===========    ===========     ===========    ===========


Net (loss) income per common share from continuing operations:
     Basic and diluted                                            $         *    $         *     $         *    $         *
                                                                  ===========    ===========     ===========    ===========



Net (loss) income per common share from discontinued operations:
     Basic and diluted                                            $         *    $         *     $         *    $         *
                                                                  ===========    ===========     ===========    ===========

Weighted average shares outstanding:
     Basic                                                        117,854,404     91,147,968     102,997,797     94,581,079
                                                                  ===========    ===========     ===========    ===========
     Diluted                                                      118,933,000     91,147,968     103,532,000     95,189,163
                                                                  ===========    ===========     ===========    ===========

* Less than $.01 per share

      See accompanying notes to condensed consolidated financial statements

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                             Nine Months Ended
                                                                                               September 30
                                                                                           2005                 2004
                                                                                         --------             --------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net cash used in operating activities                                          $        (533,693)    $      (419,528)
                                                                                    -----------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from disposal of equipment                                                       35,526                  --
     Purchase of equipment                                                                    (85,981)            (19,683)
     Proceeds from sale of investment in associate companies                                   13,158                  --
     Cash acquired on business acquisition                                                      1,381                  83
                                                                                    -----------------     ---------------
           Net cash used in investing activities                                              (35,916)            (19,600)
                                                                                    -----------------     ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Increase in restricted cash                                                             (130,610)                 --
     Net increase in bank borrowings                                                          173,343                  --
     Proceeds from issuance of common stock                                                   976,722             512,000
     Proceeds from issuance of convertible term note, net                                          --             470,323
     Payment of preferred dividend                                                           (256,666)                 --
     Payment of term note and subsidiary preferred stock                                     (238,390)                 --
     Payment of expenses in connection with:
       subsidiary preferred stock issuance                                                         --            (296,323)
     Payment of term note                                                                          --              (5,762)
     Net repayment of advances to affiliated company                                          (81,125)            (45,593)
     Net repayment of advances to a director                                                  (55,670)            (37,906)
     Proceeds from terms loans                                                                 48,131                  --
     Payment of term loan                                                                     (52,046)                 --
     Payment of obligation under capital leases                                               (25,159)            (29,150)
                                                                                    -----------------     ---------------
           Net cash provided by financing activities                                          358,530             567,589
                                                                                    -----------------     ---------------

Net (decrease) increase in cash                                                              (211,079)            128,461
Net cash provided by (used in) discontinued operations                                        143,417             (12,737)
Cash, beginning of period                                                                      92,493             244,919
                                                                                    -----------------     ---------------
Cash, end of period                                                                 $          24,831     $       360,643
                                                                                    =================     ===============

Supplemental disclosure of non-cash investing and financing activities:


Conversion of accrued term note and related accrued interest into
   common stock                                                                     $         122,581     $            --
                                                                                    =================     ===============

Restricted cash (paid) received in exchange for preferred stock of subsidiary       $      (6,105,138)    $     6,500,000
                                                                                    =================     ===============
Issuance of common stock for services rendered by a consultant                      $              --     $       133,500
                                                                                    =================     ===============
Issuance of common stock for payment of term note and preferred
   stock of subsidiary                                                              $         800,000     $            --
                                                                                    =================     ===============


                                   (Continued)


               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                              Nine Months Ended
                                                                                                 September 30
                                                                                           2005                 2004
                                                                                         --------             --------
BUSINESS ACQUISITIONS (Note 3):

Acquisition of subsidiary in April 2005/February 2004:

Net assets acquired:
   Property, furniture and equipment                                                 $          2,119     $       10,728
   Inventories                                                                                     --             85,885
   Accounts receivable                                                                         10,365             87,345
   Cash                                                                                        54,033              3,583
   Customer relationships                                                                      59,423                 --
   Accounts payable                                                                           (19,689)           (59,076)
   Capital lease obligation                                                                        --             (8,138)
                                                                                     ----------------     --------------
                                                                                              106,251            120,327
Less: Minority interest                                                                       (21,099)           (46,192)
      Common stock issued                                                                     (32,500)                --
      Cash acquired                                                                           (54,033)            (3,583)
                                                                                     ----------------     --------------
Net cash (received) payable in acquisition of subsidiary                             $         (1,381)    $       70,552
                                                                                     ================     ==============

Acquisition of subsidiary in September 2004:

Net assets acquired:
   Property, furniture and equipment                                                                      $      115,300
   Inventories                                                                                                   553,586
   Accounts receivable                                                                                           220,239
   Cash, restricted                                                                                              271,866
   Cash                                                                                                           26,397
   Bank overdraft and borrowings                                                                                (468,658)
   Accounts payable                                                                                             (854,132)
   Term loan                                                                                                    (199,070)
   Goodwill                                                                                                      520,770
                                                                                                          --------------
                                                                                                                 186,298
Less: Minority interest                                                                                         (159,984)
      Cash acquired                                                                                              (26,397)
                                                                                                          --------------
Net cash received in acquisition of subsidiary                                                            $          (83)
                                                                                                          ==============

      See accompanying notes to condensed consolidated financial statements

                       SECURED DIGITAL APPLICATIONS, INC.
          NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Secured Digital Applications, Inc. (the "Company") include the accounts of Secured Digital Applications, Inc. and its following subsidiaries:
1.   EyStar  Media Inc.  ("EMI"),  a Delaware  corporation  wholly-owned  by the
     Company;
2.   SDA America,  Inc.  ("SDAA"),  a Delaware  corporation  wholly-owned by the
     Company;
3. Secured Digital Applications (M) Sdn Bhd ("SDAM") (f/k/a Animated Electronic Industries Sdn Bhd), Armor Multi Systems Sdn Bhd ("AMS") (f/k/a Asiaco Multi Corporation Sdn Bhd) and Secured Shipping Sdn Bhd ("SS"), all Malaysian corporations wholly-owned by the Company;
4. Perwimas Telecommunications Sdn Bhd ("PTSB"), SDAM's 86% owned Malaysian subsidiary;
5. Armor Multi Services Sdn Bhd ("AMSS") (f/k/a Asiaco Services Sdn Bhd), AMS' 60% owned Malaysian subsidiary;
6. Digital Image ID Sdn Bhd ("DID") (f/k/a Vista Positive Sdn Bhd), SDAM's wholly-owned subsidiary, from the date of incorporation on February 17, 2004;
7. Gallant Service Centre (M) Sdn Bhd ("GSC"), SDAM's wholly-owned subsidiary, from the date of acquisition on September 29, 2004;
8. Gallant IT Holdings Sdn Bhd ("GIH"), GSC's 55% owned subsidiary, from the date of acquisition on September 29, 2004;
9. Gallant Zone (M) Sdn Bhd ("GZ"), Eystar Distribution Sdn Bhd ("EDSB") (f/k/a Gallant IT Distribution (M) Sdn Bhd) and Gallant Focus (M) Sdn Bhd ("GF"), all wholly-owned subsidiaries of GIH from the date of acquisition on September 29, 2004 and, including GIH, such subsidiaries may sometimes collectively be referred to as the "Gallant group" of companies; and
10. Innospective Sdn Bhd ("ISS"), SDAM's 55% owned Malaysian subsidiary from the date of acquisition on April 30, 2005.

For the three-month and nine-month periods ended September 30, 2004, the Company's unaudited interim consolidated financial statements included the accounts of the following companies, which were sold on December 27, 2004 to an unrelated party, and which are presented as discontinued operations:

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

The unaudited condensed consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all the information and note disclosures required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments, except for those described below in Note 9) which are necessary to provide a fair presentation of financial position, operating results and cash flows for the interim periods presented have been made. It is the Company's opinion that, when the interim financial statements are read in conjunction with the December 31, 2004 Annual Report on Form 10-KSB, the Company's disclosures are adequate to make the information presented not misleading. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year.

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

The Company recognizes revenues pursuant to SEC Staff Accounting Bulletin ("SAB") No. 104 and related authoritative literature. Revenues from services are recognized in the period in which the services are performed and when there is no significant uncertainty regarding the consideration to be received and the associated costs to be incurred. Revenues from the sales of products and equipment are recognized when the significant risks and rewards of ownership have passed to the customer. Factors such as customer acceptance return policies, post shipment obligations, warranties, credits and discounts, rebates, and price protection or similar privileges, have historically not been considered significant and have had no material impact on revenue recognition.

NET (LOSS) INCOME PER COMMON SHARE

Basic net (loss) income per share is calculated by dividing net (loss) income applicable to common shareholders by the weighted average number of common shares outstanding for the three-month and nine-month periods ended September 30, 2005 and 2004. Diluted (loss) income per share is computed using the weighted average number of shares determined for the basic computations plus the number of shares of common stock that would be issued assuming all contingently issuable shares having a dilutive effect on earnings per share were outstanding for the period. The calculation of basic and diluted income (loss) per share is as follows (in thousands, except per-share amounts):

                                                            Three Months Ended                  Nine Months Ended
                                                      September 30,     September 30,    September 30,     September 30,
                                                          2005              2004              2005             2004
                                                    -----------------  ----------------  ----------------   ---------------
Net income                                          $             162  $             96  $             548   $           495
Preferred stock dividends                                         (58)             (159)              (391)             (214)

Early redemption penalty on preferred stock                    (1,147)               --             (1,147)               --
                                                    -----------------  ----------------  -----------------   ---------------
Net (loss) income applicable to common
shareholders                                        $          (1,043) $            (63) $            (990)  $           281
                                                    =================  ================  =================   ===============

Weighted average shares outstanding - basic                   117,854            91,148            102,998            94,581
                                                    =================  ================  =================   ===============

Net (loss) income per share - basic                 $               *  $              *  $               *   $             *
                                                    =================  ================  =================   ===============

*  less than $.01 per share

                                                            Three Months Ended                  Nine Months Ended
                                                      September 30,     September 30,    September 30,     September 30,
                                                          2005              2004              2005             2004
                                                    ----------------- ----------------  ----------------  ---------------
Weighted average shares outstanding - basic                   117,854           91,148           102,998           94,581
Common stock issuable to consultant                             1,079               --               534              436
Dilutive stock options and warrants                                --               --                --              172

                                                    ----------------- ----------------  ---------------- ----------------
Weighted average shares outstanding - diluted                 118,933           91,148           103,532           95,189
                                                    ================= ================ ================= ================

Net (loss) income per share -diluted                $               * $              * $               * $              *
                                                    ================= ================ ================= ================

* Less than $.01 per share

GOODWILL AND INTANGIBLE ASSETS

Goodwill, arising from the purchase of PTSB and the Gallant group of companies, represents the purchase price paid and liabilities assumed in excess of the estimated fair value of assets acquired.

Intangible assets consist of the following:

a) A customer list and a Malaysian government registered contractor license acquired in September 2004. The customer list has a cost of $189,000 and is amortized using the straight line method over its estimated life of 7 years. Amortization expense for the three-month and nine-month periods ended September 30, 2005 was $6,750 and $20,250, respectively, and accumulated amortization at September 30, 2005 was $27,000. The registered contractor license has a cost of $65,000 and is amortized using the straight line method over its estimated life of 5 years. Amortization expense for the three-month and nine-month periods ended September 30, 2005 was $3,250 and $9,750, respectively, and accumulated amortization at September 30, 2005 was $13,000.

b)   Customer  relationships  with a cost of  $59,423  were  acquired  on  April
     30,2005, and are being amortized using the straight line method over its estimated life of 3 years. Amortization expense for the nine-month period ended September 30, 2005 was $8,255, and accumulated amortization at September 30, 2005 was $8,255.

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

ASSOCIATE COMPANIES - EQUITY ACCOUNTING METHOD

The Company accounts for its investment in common stock of companies in which it has a long-term equity interest and where it has the ability to exercise significant influence, but not control, over operating and financial policies based on the equity method. The equity method is a method of accounting under which the Company initially records an investment in the stock of an associate company at cost and adjusts the carrying amount of the investment to recognize the Company's share of the earnings and losses after the date of acquisition. The amount of the adjustment is included in the determination of the Company's net income and such amount reflects adjustments similar to those made in preparing consolidated financial statements including adjustments to eliminate intercompany gains and losses, and to amortize, if appropriate, any difference between the cost and the underlying equity in net assets of the associate companies at the date of investment. The carrying amount of the investment will also be reduced by dividends received from the associate companies. As of September 30, 2005, the Company did not have any investments accounted for under the equity method of accounting.

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

On August 1, 2004, the Company granted options to purchase an aggregate of 300,000 shares of the Company's common stock at $0.30 per share to a consultant for services to be provided to the Company. These options were exercisable through July 2009, contingent upon continuous service by the consultant through specified dates. The option agreement between the Company and the consultant was terminated in April 2005. 100,000 options vested on January 31, 2005 resulting in recognition of compensation expense of $1,067 during the nine-month period ended September 30, 2005. 100,000 options vested on April 30, 2005 and the remaining 100,000 options scheduled to vest on July 31, 2005 were cancelled following termination of the agreement. As of September 30, 2005, the 100,000 options vested on January 31, 2005 were also canceled as the consultant did not exercise the option within the stipulated period.

On August 3, 2004, the Company granted certain officers, directors and employees of the Company options to purchase up to an aggregate of 2,000,000 shares of the Company's common stock at $0.20 per share. The options are exercisable through August 2009, contingent upon continuous service by the officers/directors/employees through specified dates. 500,000 options were exercisable on October 3, 2004, 200,000 options were exercisable on February 3, 2005, 500,000 options were exercisable on August 3, 2005, and the remaining 800,000 options are exercisable in equal numbers on each of February 3, 2006, 2007, 2008 and 2009, respectively. In addition, on August 3, 2004 the Company granted options to purchase 100,000 shares of the Company's common stock at $0.12 per share to an independent director as compensation for serving on the Company's Board of Directors. These options are exercisable with immediate effect through August 2009. For the three and nine months ended September 30, 2005, the Company, based on the intrinsic value method as permitted under APB No.25, recognized compensation expense of $4,790 and $22,409, respectively. The Company recognized compensation expense of $40,094 for the three and nine months ended September 30, 2004, respectively. On May 3, 2005, two officers and directors exercised 290,000 options, an officer exercised 30,000 options and an employee exercised 30,000 options at $0.20 per share for aggregate cash consideration of $70,000.

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R) Share Based Payment, which addresses the accounting for share-based payment transactions. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB No. 25, and generally requires instead that such transactions be accounted and recognized in the statement of income based on their fair values. SFAS No. 123(R) will be effective for public companies that file as small business issuers as of the first interim period that begins after December 15, 2005. The Company is evaluating the provisions of SFAS No. 123(R). Depending upon the numbers and terms of options that may be granted in future periods, the implementation of this standard could have a material impact on the Company's financial position and results of operations. The Company estimates that it may need to recognize approximately $60,000 in additional compensation expense under SFAS No.123(R) on options that may not be fully vested by the effective date.

Had compensation cost for options been determined based on the fair value at the grant date consistent with the method prescribed under SFAS No. 123, the Company's pro forma net income and net income per share would have been as follows:

                                                                 THREE MONTHS ENDED               NINE MONTHS ENDED
                                                              September 30    September 30    September 30    September 30
                                                                   2005           2004            2005            2004
                                                              -------------   ------------   -------------  -------------
Net income                                                    $     161,671   $     95,712   $     548,409  $     495,127
Add: Stock-based employee compensation expense
        included in reported net income, net of related tax           4,790         40,094          22,409         40,094
Less: Total stock-based employee compensation expense
         determined under fair value based method for all
         awards, net of related tax effects                         (29,000)       (76,100)        (93,000)       (76,100)
                                                              -------------   ------------   -------------  -------------
Pro forma net income                                          $     137,461   $     59,706   $     477,818  $     459,121
                                                              =============   ============   =============  =============
Income (loss) per share:
 Basic and diluted - as reported                              $           *   $          *   $           *  $           *
 Basic and diluted - pro forma                                $           *   $          *   $           *  $           *
                                                              =============   ============   =============  =============
* Less than $.01 per share

The value of the options issued during the nine months ended September 30, 2005 is calculated using the Black-Scholes methodology. The Company utilized an expected dividend yield of 0, expected stock price volatility ranging from 115% to 163%, risk free interest rates ranging from 2% to 4%, and expected life of the options ranging from 3 months to 3.9 years.

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

Revenues from discontinued operations were $92,031 and $265,014 for the three and nine months ended September 30, 2004, respectively. Losses from discontinued operations were $27,848 and $129,221 for the three and nine months ended September 30, 2004, respectively. Discontinued operations relate to the Company's material handling business.

On April 30, 2005, the Company completed the acquisition of a 55% equity interest in Innospective Sdn Bhd ("ISS"), for total consideration of $85,152. The Company paid $52,652 (RM200,080) in cash to acquire 122,000 shares of ISS' common stock and issued 250,000 shares of the Company's common stock, valued at $32,500, being the market price of the Company's common stock at the date of issuance, to a consultant as payment for professional fees on advising the Company in this acquisition. ISS is a systems integration firm specializing in the design, development and implementation of wireless applications and electronic solutions, and its acquisition is believed to complement the Company's existing revenue sources.

The following table summarizes the estimated aggregated fair values of the assets acquired and the liabilities assumed from ISS at April 30, 2005, the date of the acquisition. The allocation of the purchase price is preliminary and subject to change. However, the final purchase price allocation is not expected to be materially different than that presented herein.

Property, furniture and equipment                       $         2,119
Accounts receivable                                              10,365
Cash                                                             54,033
Customer relationships                                           59,423
Accounts payable                                                (19,689)
Minority interest                                               (21,099)
                                                        ---------------
                                                        $        85,152
                                                        ===============

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

With the acquisition of the Gallant group of companies, the Company strengthened its team in implementing information technology projects and entered into the business of retailing Apple products.

The following table summarizes the estimated aggregated fair values of the assets acquired and the liabilities assumed from the Gallant group of companies at September 29, 2004, the date of the acquisition. The allocation of the purchase price was subjected to refinement.

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
                                                          ===============

The following unaudited proforma financial information presents results of operations as if the above acquisitions had occurred at the beginning of the respective three and nine-month periods ended September 30, 2005 and 2004:

                                                             Three Months Ended                  Nine Months Ended
                                                                September 30                       September 30
                                                           2005             2004              2005              2004
                                                     ----------------  ---------------  ----------------  ---------------
Revenues                                             $      8,304,976  $     6,536,493  $     22,388,272  $    17,710,919
                                                     ================  ===============  ================  ===============
Net income                                           $        155,224  $        14,802  $        539,145  $       258,475
                                                     ================  ===============  ================  ===============
Basic and diluted
  net income per common share                        $              *  $             *  $              *  $             *
                                                     ================  ===============  ================  ===============
* Less than $0.01 per share

4.  RESTRICTED CASH

Restricted cash of $481,880 as of September 30, 2005 included $464,837 (RM1,766,000) deposited with financial institutions in Malaysia. This restricted cash represents time deposit accounts used as collateral for trade financing and bank overdraft facilities granted to GIH and GZ. The time deposit accounts have a maturity period of one year and are automatically renewed on an annual basis. The time deposit accounts earn interest at an aggregate rate of 3.7% per annum. Interest earned on the time deposits is to be added on and rolled over with the principal sum.

5.  BANK OVERDRAFT AND BORROWINGS

As of September 30, 2005, the Company's subsidiaries have the following bank facilities:

                                                                    GIH              GZ               Total
                                                                  -------        -----------       ----------
Bank overdraft                                                $     132,000     $      79,000    $     211,000
Trade financing facilities                                          211,000           631,000          842,000
                                                              -------------     -------------    -------------
Total bank facilities available                               $     343,000     $     710,000    $   1,053,000
                                                              =============     =============    =============
Balance utilized as of September 30, 2005                     $     228,479     $     708,288    $     936,767
                                                              =============     =============    =============

The above bank facilities are repayable on demand and bear interest at rates ranging from 1.5% to 8.40% per annum and are secured by:

a)   a pledge on the time deposit accounts;
b)   sinking fund accounts included in restricted cash;
c)   a corporate guarantee for RM2.5 million provided by GIH; and
d)   personal guarantees provided by third parties and two directors of GIH.

6.  RELATED PARTY ACTIVITY

During the nine-month periods ended September 30, 2005 and 2004, the Company recognized revenue of $323,000 and $1,193,685, respectively, for project consulting fees from a related party, pursuant to four consulting contracts.

At December 31, 2004, long-term receivables, related parties, consisted of $309,584 due from Synervest Sdn Bhd ("SSB"). This amount primarily arose in the year ended December 31, 1998 when the Company sold to SSB assets used in the operations of a subsidiary. Due to the uncertainty of collection of the related receivable, a related gain on the sale of the assets was deferred and is to be recognized only after all costs have been recovered and as payments are received. During the year ended December 31, 2002, payments received by the Company exceeded all remaining costs. The Company received $82,632 and $225,679 of the outstanding receivable during the nine-month periods ended September 30, 2005 and 2004, respectively, resulting in a realization of gain on sale of assets, related party for those periods. The deferred gain included in the balance sheet has been reduced accordingly.

7.  TERM LOANS

As of September 30, 2005, the Company has term loan liabilities of $211,793 (RM804,812). These term loans, which were granted by financial institutions in Malaysia, are secured by personal guarantees provided by third parties and two directors of GIH and bear interest at 8% - 8.4% per annum.

8.  CONVERTIBLE TERM NOTES

On May 28, 2004, the Company entered into a Securities Purchase Agreement with an unrelated investors group (the "Master Fund") under which the Company obtained $500,000 funding through the sale of a Convertible Term Note (the "Note") in the principal amount of $500,000, convertible into shares of the Company's common stock at a fixed conversion price of $0.35 per share and warrants to purchase up to 300,000 shares of the Company's common stock. The Note had a three-year term and a coupon at a rate per annum equivalent to the "prime rate" published in The Wall Street Journal from time to time plus 2%, subject to a floor of 6% per annum. The monthly interest could be adjusted downward based on a minimum increase of 25% of the price of the common stock above the conversion price. The warrants have a seven-year term and an exercise price of $0.40 per share for the first 100,000 shares, $0.43 per share for the second 100,000 shares and $0.47 per share for the third 100,000 shares. Black-Scholes valuations were performed on the 300,000 warrants resulting in a gross debt discount of $47,900, which was being amortized over the term of the debt, or 36 months, using the effective interest rate method. Proceeds of $326,000 were used for payment of expenses relating to issuance of the Note and convertible preferred stock to secure an additional $6.5 million financing from the Master Fund (see Note 9). The balance of the Note proceeds was used as working capital. The Company granted a security interest in all of its net assets and the net assets of one of its wholly owned subsidiaries, until such time that the Note was satisfied. The principal and interest could be paid in cash or in common stock at the conversion price, at the Master Fund's option, provided that the volume weighted average price (VWAP) of the common stock for the ten trading days immediately preceding the due date was 110% above the conversion price. The conversion price was reset on August 11, 2004 to $0.20 per share pursuant to an agreement entered into by the Master Fund and the Company and the reset resulted in a beneficial conversion feature of approximately $152,000.

On April 25, 2005, pursuant to an agreement entered into by the Master Fund and the Company, the conversion price was subsequently reset to a price equal to 85% of the average of the five lowest closing prices during the 22 trading days prior to the date of conversion, subject to a minimum conversion price of $0.07 per share. The reset resulted in a revised beneficial conversion feature of approximately $112,000. The beneficial conversion feature is contingent upon certain future events and is recorded as conversions are made. On August 1, 2005, the Company repaid the entire outstanding balance of the Note and recognized an early payment penalty of $46,830 (see Note 9).

A summary of the status of the discounted principal and interest amount of the Note from January 1, 2005 through September 30, 2005 is presented below:

                                              Total         Interest         Principal        Discount            Net
                                        ---------------   -------------  ---------------  ----------------  -------------
Balance as of January 1, 2005           $       426,470   $          --  $       426,470  $         40,855  $     385,615
Interest through September 30, 2005              18,381          18,381               --                --             --
Conversion in April 2005 (a)                    (52,770)         (8,653)         (44,117)           (4,226)       (39,891)
Conversion in May 2005 (b)                      (17,412)         (2,707)         (14,705)           (1,408)       (13,297)
Conversion June 1, 2005 (c)                     (17,249)         (2,544)         (14,705)           (1,408)       (13,297)
Conversion June 16, 2005 (d)                    (14,705)             --          (14,705)           (1,407)       (13,298)
Conversion July 12, 2005 (e)                    (20,445)         (2,304)         (18,141)           (1,740)       (16,401)
Allocation of discount                          (30,666)             --          (30,666)          (30,666)            --
Early payment penalty                            46,830          46,830               --                --             --
Repaid on August 1, 2005                       (338,434)        (49,003)        (289,431)               --       (289,431)
                                        ---------------   -------------  ---------------  ----------------  -------------
Balance as of September 30, 2005        $            --   $          --  $            --  $             --  $          --
                                        ===============   =============  ===============  ================  =============

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

9.  PREFERRED STOCK

On May 25,  2004,  the  Company  executed a share  exchange  agreement  with its
Chairman and Chief Executive Officer, Mr. Patrick Lim, whereby Mr. Lim surrendered 8,000,000 shares of the Company's common stock in exchange for 100,000 shares of the Company's newly created Series A Voting Convertible Preferred Stock (the "Voting Preferred"), which was convertible into shares of common stock at a fixed ratio of 80 shares of common stock for 1 share of Voting Preferred stock. The 8,000,000 shares were returned to treasury and are available for re-issuance at a future date. The Voting Preferred stock was entitled to cumulative dividends at $2.20 per annum, payable in common stock at $.28 per share. On May 3, 2005, Mr. Lim and the Company executed an amendment to the Certificate of Designation of Series A Voting Convertible Preferred Stock governing payment of dividend on the Voting Preferred. Under the terms of the amendment, Mr. Lim would have the option of receiving the dividend on the Voting Preferred either in cash or shares of the Company's common stock. Each share of the Voting Preferred was entitled to voting rights equivalent to 80 shares of common stock. The Series A preferred was subject to mandatory conversion 10 years after its issuance. On August 3, 2005, the Company's Chairman and Chief Executive Officer converted the entire 100,000 shares of the Company's Series A Voting Convertible Preferred Stock into 8,000,000 shares of common stock, which resulted in the reclassification of $10,000 from the stated amount to $80 of common stock (par) and $9,920 additional paid-in capital. In addition, the Company paid the $256,666 dividend due to Mr. Lim in cash in August 2005.

A summary of the status of the Voting Preferred and dividend accrued since January 1, 2005 and changes through September 30, 2005 is presented below:

                                                              Total          Dividend          Stated
                                                                                               Amount
                                                          -------------- ---------------  ----------------
Balance as of January 1, 2005                             $     138,333  $       128,333  $         10,000
Dividend through September 30, 2005                             128,333          128,333                --
Conversion to common stock in August 2005                       (10,000)              --           (10,000)
Payment in August 2005                                         (256,666)        (256,666)               --
                                                          -------------- ---------------  ----------------
Balance September 30, 2005                                $          --  $            --  $             --
                                                          ============== ===============  ================

On May 28, 2004, the Company and one of the Company's wholly owned subsidiaries, SDAA, entered into a Securities Purchase Agreement (the "SPA") with the Master Fund under which SDAA issued 6,500,000 shares of Series A Convertible Preferred Stock (the "Series A Preferred") at a price of $1.00 per share, which was convertible into shares of the Company's common stock, and warrants to purchase up to 3,000,000 shares of the Company's common stock. The Series A Preferred was convertible, subject to certain conditions, into common stock of the Company at the option of the Master Fund and was entitled to cumulative preferential dividends at a rate per annum equivalent to the "prime rate" published in The Wall Street Journal from time to time plus 2%, subject to a floor of 6% per annum. The preferred stock dividends could be paid in cash or in shares of the Company's common stock at the applicable conversion price, at the Master Fund's option. The conversion price was initially set at $0.35 per share. The warrants have a seven-year term and an exercise price of $0.40 per share for the first 1,000,000 shares, $0.43 per share for the second 1,000,000 shares and $0.47 per share for the third 1,000,000 shares. The Series A Preferred had a liquidation value of $1.00 per share.

On August 11, 2004, the Company and the Master Fund executed an amendment to certain agreements governing the terms under which the Note and Series A Preferred issued to the Master Fund could be converted into the common stock of the Company. Under the terms of the amendment, the Master Fund could convert a portion of the Note and Series A Preferred as follows: the first $2,000,000 of conversions were reset to a price of $0.20 per share (whether as principal repayment or accrued and unpaid interest or dividends); the next $1,000,000 of conversions were reset to a price of $0.25 per share. The remaining conversions permitted under the terms of the original securities issuance remained unchanged at $0.35 per share. In addition to resetting the conversion prices for a portion of the transaction, the amendment provided that all dividend and interest payments payable under the investment would accrue, rather than be payable in cash, until the next conversion into common stock occurred. The amendment provided for a waiver of cash payments of interest or dividends due prior to the execution of the amendment, with any such amounts to be accrued to the amounts payable under the terms of the Note or Series A preferred.

On November 15, 2004, the Company and the Master Fund executed an amendment to the SPA. Under the terms of Amendment No. 2, the Master Fund agreed to remove the condition from the SPA that required the Company to cause its common stock to be listed on the Nasdaq SmallCap Market, Nasdaq National Market System, the American Stock Exchange or the New York Stock Exchange on or prior to November 15, 2004 (the "Listing Condition"). As consideration for the removal of the Listing Condition, the Company issued warrants to the Master Fund to purchase 1,300,000 shares of the Company's common stock. The warrants have a seven-year term and an exercise price of $0.35 per share.

On April 25, 2005, the Company and the Master Fund executed an amendment to certain agreements governing the terms under which the Note and Series A Preferred issued to the Master Fund could be converted into the common stock of the Company. Under the terms of the amendment, the Master Fund could convert the remaining Note and the first $2,000,000 Series A Preferred at a price equal to 85% of the average of the five lowest closing prices during the 22 trading days prior to the date of conversion (whether as principal repayment or accrued and unpaid interest or dividends), subject to a minimum conversion price of $0.07 per share and subject to certain contingent conversion terms.

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

On August 1, 2005, the Company entered into an agreement whereby it waived a limitation on the number of shares that could be converted and held by the Master Fund in order to permit conversions by the Master Fund under the Note and Series A Preferred into 9,756,098 shares of common stock. The conversion was made in connection with an agreement, also dated August 1, 2005, whereby the Master Fund agreed to accept $800,000, payable in shares of common stock, and $6,343,000 in cash (of which $6,105,000 represented restricted cash), in consideration for the early repayment of the Note and redemption of the Series A Preferred. Following the repayment of the Note and redemption of the Series A Preferred on August 1, 2005, the Company refunded the entire balance of approximately $6.1 million in the restricted account to the Master Fund and recognized an early redemption penalty of $1,146,827.

A summary of the status of the Series A Preferred and dividend thereon from January 1, 2005 through September 30, 2005 is presented below:

                                         Total         Dividend/     Series A      Amount       Issue          Net
                                                      Redemption      Stated     Allocated to   Costs        Carrying
                                                        Penalty       Amount       Warrants                    Value
                                     -------------   -----------   -------------  -----------  -----------   ------------
Balance as of January 1, 2005        $   6,238,563  $    238,563  $    6,000,000  $   479,000  $   364,833  $   5,156,167
Dividend through
 September 30, 2005                        263,537       263,537              --           --           --             --
Allocation of warrants and
 issue costs                              (843,833)           --        (843,833)    (479,000)    (364,833)            --
Early redemption penalty                 1,146,827     1,146,827              --           --           --             --
Redeemed on August 1, 2005              (6,805,094)   (1,648,927)     (5,156,167)          --           --     (5,156,167)
                                     -------------   -----------   -------------  -----------  -----------   ------------
Balance September 30, 2005           $          --   $        --   $          --  $        --  $        --   $         --
                                     =============   ===========   =============  ===========  ===========   ============

The following table  summarizes the August 1, 2005  transaction  with the Master
Fund:

                                                       Total             Interest/            Discounted
                                                                         Dividend             Principal/
                                                                                               Series A
                                                                                               Carrying
                                                                                                Amount
                                                 ----------------    ---------------     -----------------
Balance as of August 1, 2005
 Term note                                       $        291,604    $         2,173     $         289,431
 Series A Preferred                                     5,658,267            502,100             5,156,167
                                                 ----------------    ---------------     -----------------
 Total                                                  5,949,871    $       504,273     $       5,445,598
Paid from restricted cash                              (6,105,138)   ===============     =================
Cash payment                                             (238,390)
Common stock issued (a)                                  (800,000)
                                                 ----------------
Early payment/redemption penalty (b)             $     (1,193,657)
                                                 ================

a)   9,756,098 shares of common stock issued at a price of $0.082 per share.
b) The August 1, 2005 transaction resulted in an early payment/redemption penalty of $1,193,657, of which approximately $46,830 is attributable to interest expense and $1,146,827 represents a reduction to net income available to common shareholders, and which is recorded in the three and nine months ended September 30, 2005.

10.  COMMON STOCK

On May 25, 2004, the Company reacquired 8,000,000 shares of its common stock pursuant to a share exchange agreement with Mr Lim, whereby Mr. Lim surrendered 8,000,000 shares of the Company's common stock in exchange for 100,000 shares of the Company's newly created Series A Voting Convertible Preferred Stock. These shares were returned to treasury and are available for re-issuance at a future date.

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

The Company reissued from its treasury stock 199,218 shares of common stock on June 2, 2005 at $0.103 per share for total consideration of $20,466, 843,446 shares of common stock on August 9, 2005 at $0.108 per share for total consideration of $91,092 and 295,632 shares of common stock on September 23, 2005 at $0.085 per share for total consideration of $25,129, to a consultant as payment for services rendered to the company during the nine months ended September 30, 2005. In August 2005, the Company reissued 609,756 shares of its common stock from treasury to an investor for cash of $50,000, in private placement exercises. These shares were issued at a price equal to 85% of the average of the five lowest closing prices of the common stock during the twenty-two trading days prior to the date of issuance, as reported by Bloomberg News Services. On August 9, 2005, the Company reissued from its treasury stock 240,000 shares of common stock at $0.139 per share for a total consideration of $33,360 and on September 27, 2005, the Company issued 240,000 shares of common stock at $0.098 per share for a total consideration of $23,520, to a consultant pursuant to a compensation agreement dated July 15, 2005, under which the Company is to issue an aggregate of 960,000 shares of its common stock, to the consultant as payment for services to be rendered to the Company for the twelve-month period ending July 14, 2006. The 480,000 shares were valued, based on the respective market price on the date of issuance, and the Company recognized compensation expense of $27,800 for the three and nine months ended September 30, 2005, respectively. As of September 30, 2005, the Company had a balance of 5,851,948 repurchased shares in its treasury stock.

On February 8, 2005, the Company issued 240,000 shares of common stock at $0.175 per share for a total consideration of $42,000 and on May 18, 2005, the Company issued 240,000 shares of common stock at $0.125 per share for a total consideration of $30,000, to a consultant pursuant to a compensation agreement dated July 15, 2004, under which the Company is to issue an aggregate of 960,000 shares of its common stock to the consultant as payment for services to be rendered to the Company for the twelve-month period ended July 14, 2005. The 480,000 shares were valued, based on the respective market price on the date of issuance, and the Company recognized compensation expense of $5,000 and $82,000, respectively, for the three and nine months ended September 30, 2005.

On May 3, 2005, the Company issued 290,000 shares of its common stocks to two officers and directors, 30,000 shares to an officer and 30,000 shares to an employee, respectively, for exercising their stock options, at $0.20 per share for an aggregate cash consideration of $70,000.

In private placement exercises in July 2005, the Company issued 5,791,463 shares of its common stock to ten investors at an aggregate purchase price of $0.082 per share for a total consideration of $474,900. The Company also issued 4,948,346 shares of its common stock to five investors at an aggregate purchase price of $0.087 per share for a total consideration of $428,200. The stock was sold at 85% of the average of the five lowest closing prices of the common stock during the twenty-two trading days prior to the closing date, as reported by Bloomberg News Services.

In October 2005, the Company issued 500,000 shares of common stock at $0.10 per share for total consideration of $50,000 to a consultant pursuant to a compensation agreement dated September 12, 2005, under which the Company is to issue an aggregate of 2,000,000 shares of its common stock to the consultant at $0.10 per share as payment for services to be rendered to the Company for the twelve-month period ending September 12, 2006. For the three and nine months ended September 30, 2005, the Company recognized compensation expense of $8,333.

In August 2004, pursuant to a compensation agreement between the Company and a consultant, the Company authorized the issuance of 120,000 shares of its common stock to the consultant as payment for services to be rendered to the Company for the twelve-month period ended in July 2005. In September 2005, the consultant agreed with the Company to waive his entitlement under the compensation agreement and the Company was relieved from the obligation to issue 120,000 shares of its common stock to the consultant. During the three and nine months ended September 30, 2005, the Company reversed accrued compensation expense of $16,800.

11.  SIGNIFICANT CONCENTRATIONS OF CREDIT RISK

The Company grants credit, generally without collateral, to its customers. Two customers in the Company's applications segment accounted for approximately 82% of revenues earned during the three and nine months ended September 30, 2005, respectively. These two customers accounted for approximately 89% and 87%, respectively, of revenues earned during the three and nine months ended September 30, 2004. In the three months and nine months ended September 30, 2005, the two customers, each accounted for 41% of total revenue. In the three months ended September 30, 2004, the two customers, accounted for 44% and 45% of total revenue. In the nine months ended September 30, 2004, the two customers, accounted for 43% and 44% of total revenue. The allowance for doubtful accounts receivable was approximately $426,000 at September 30, 2005. The Company will continue to pursue vigorously the collection of all its outstanding accounts receivable.

Three suppliers accounted for 85% cost of revenues during the three and nine months ended September 30, 2005, and one supplier accounted for substantially all cost of revenues during the three and nine months ended September 30, 2004. The Company is not dependent upon one supplier to provide the services that it requires but made a strategic decision to engage the services of only a small number of suppliers after taking into consideration the quality of service and competitive pricing being offered. Should the need arise, the Company could utilize alternative suppliers for the services that it requires.

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

                                                                      Material
                                                    Applications      Handling        Gallant         Total
                                                   ---------------   ------------  -------------- --------------
Three-month period ended September 30, 2005:

Revenue:
   Related parties                                 $      147,105    $         --  $          --  $      147,105
   Others                                               7,210,740          83,048        864,083       8,157,871
                                                   ---------------   ------------  -------------- --------------

                                                        7,357,845          83,048        864,083       8,304,976
Cost of revenue                                         6,744,868          76,614        740,170       7,561,652
                                                   ---------------   ------------  -------------- --------------
Gross profit                                       $      612,977    $      6,434  $     123,913  $      743,324
                                                   ==============    ============  =============  ==============
Income (loss) from operating segments              $      140,460    $      9,029  $      12,182  $      161,671
                                                   ==============    ============  =============  ==============
Depreciation expense                               $       55,645    $      3,678  $       7,380
                                                   ==============    ============  =============
Interest expense                                   $       51,171    $         --  $      15,276
                                                   ==============    ============  =============
Interest income                                    $       29,526    $         --  $      11,882
                                                   ==============    ============  =============
Income tax expense                                 $       54,274    $         --  $      37,279
                                                   ==============    ============  =============
Expenditures for additions to long lived assets    $        1,254    $      1,181  $       8,686
                                                   ==============    ============  =============

Three-month period ended September 30, 2004:

Revenue:
   Related parties                                 $      379,210  $           --  $          --  $      379,210
   Others                                               4,903,211         132,077             --       5,035,288
                                                   --------------  --------------  -------------  --------------
                                                        5,282,421         132,077             --       5,414,498
Cost of revenue                                         4,677,447         113,851             --       4,791,298
                                                   --------------  --------------  -------------  --------------

Gross profit                                       $      604,974  $       18,226  $              $      623,200

Income (loss):
   from operating segments                         $      126,997  $       (3,437) $          --  $      123,560
   from discontinued operations                            11,589         (39,437)            --         (27,848)
                                                   --------------  --------------  -------------  --------------

                                                   $      138,586  $      (42,874) $          --  $       95,712
                                                   ==============  ==============  =============  ==============
Depreciation expense                               $       59,071  $        4,222  $          --
                                                   ==============  ==============  =============
Interest expense                                   $       15,398  $           --  $          --
                                                   ==============  ==============  =============
Interest income                                    $        8,469  $           --  $          --
                                                   ==============  ==============  =============
Share of associate companies losses                $           --  $      (13,553) $          --
                                                   ==============  ==============  =============
Income tax expense                                 $       16,579  $           --  $          --
                                                   ==============  ==============  =============
Expenditures for additions to long lived assets    $        3,752  $        5,012  $          --
                                                   ==============  ==============  =============

                                                    Applications      Material                          Total
                                                                      Handling        Gallant
                                                   --------------    --------------  -------------  --------------
Nine-month period ended September 30, 2005:

Revenue:
   Related parties                                 $      323,000    $           --  $          --  $      323,000
   Others                                              18,913,976           277,137      2,845,386      22,036,499
                                                   --------------    --------------  -------------  --------------
                                                       19,236,976           277,137      2,845,386      22,359,499
Cost of revenue                                        17,656,756           261,332      2,443,432      20,361,520
                                                   --------------    --------------  -------------  --------------

Gross profit                                       $    1,580,220    $       15,805  $     401,954  $    1,997,979
                                                   ==============    ==============  =============  ==============
Income (loss) from operating segments              $      514,504    $         (966) $      34,871  $      548,409
                                                   ==============    ==============  =============  ==============
Depreciation expense                               $      177,041    $       11,611  $      22,287
                                                   ==============    ==============  =============
Interest expense                                   $       70,285    $           --  $      50,387
                                                   ==============    ==============  =============
Interest income                                    $      108,262    $           --  $      11,882
                                                   ==============    ==============  =============
Income tax expense                                 $      132,695    $           --  $      37,279
                                                   ==============    ==============  =============
Expenditures for additions to long lived assets    $        3,218    $        1,181  $      81,581
                                                   ==============    ==============  =============
Nine-month period ended September 30, 2004:

Revenue:
   Related parties                                 $    1,193,685    $           --  $          --  $    1,193,685
   Others                                              13,266,368           414,909             --      13,681,277
                                                   --------------    --------------  -------------  --------------
                                                       14,460,053           414,909             --      14,874,962
Cost of revenue                                        12,885,210           367,230             --      13,252,440
                                                   --------------    --------------  -------------  --------------
Gross profit                                       $    1,574,843    $       47,679  $          --  $    1,622,522
                                                   ==============    ==============  =============  ==============
Income (loss):
   from operating segments                         $      691,947    $      (67,599) $          --  $      624,348
   from discontinued operations                            (4,225)         (124,996)            --        (129,221)
                                                   --------------    --------------  -------------  --------------
                                                   $      687,722    $     (192,595) $          --  $      495,127
                                                   ==============    ==============  =============  ==============
Depreciation expense                               $      176,606    $       11,937  $          --
                                                   ==============    ==============  =============
Interest expense                                   $       23,225    $           --  $          --
                                                   ==============    ==============  =============
Interest income                                    $        8,469    $           --  $          --
                                                   ==============    ==============  =============
Share of associate companies losses                $           --    $      (20,132) $          --
                                                   ==============    ==============  =============
Income tax expense                                 $       49,474    $           --  $          --
                                                   ==============    ==============  =============
Expenditures for additions to long lived assets    $        6,452    $       13,231  $          --
                                                   ==============    ==============  =============

Segment information for the three and nine months ended September 30, 2004, do not include the operating results of the Apple division as the Company acquired the Gallant group of companies on September 29, 2004.

Consolidated total assets as of September 30, 2005 are as follows:

   Applications                                $       8,455,960
   Apple                                               1,577,001
   Material handling                                     202,218
                                               -----------------
   Total consolidated assets                   $      10,235,179
                                               =================

13.  PROPOSED BUSINESS TRANSACTION

On August 24, 2005, the Company announced the signing of agreements to acquire a company that holds a 60% interest in a Malaysian ocean freight intermediary and 100% of an ocean transportation logistics company. The planned acquisitions form part of the Company's continuing initiative to establish a viable secured shipping business. The aggregate purchase price for these entities is estimated at $220,000 and is to be paid in cash at closing. These acquisitions have not closed pending the completion of due diligence.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

THE FOLLOWING ANALYSIS OF THE OPERATIONS AND FINANCIAL CONDITION OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO, OF THE COMPANY CONTAINED ELSEWHERE IN THIS FORM 10-QSB.

OVERVIEW

     Secured Digital Applications, Inc. and subsidiaries (the "Company") seeks to develop and commercialize practical applications of digital technology in a variety of industries. We are involved in three principal lines of business: broadband, multimedia and biometric security operations; retail sales of Apple computers and related equipment; and material handling, shipping and logistics. The activities of our subsidiary companies include value-added application development, broadband network operation, the sale of devices that utilize broadband networks and the sale of biometric security devices. We operate principally in Malaysia. The Company's principal operations in the area of broadband, multimedia and biometric security during 2005 included the development  and  operation of a wireless  broadband  network in  Malaysia,  the development of interactive, multimedia content for the Internet and the development, licensing and/or sale of specific products and applications that utilize the capacities of a broadband network. These products include the EyStar SmartHome Management System, broadband modems, biometric systems and Internet-based cameras. Through its majority interest in the Gallant group of companies, the Company sells Apple computer products in Malaysia and supplies information technology products to customers in private industry and government. The Company is seeking to further develop secured shipping and supply chain management services. We also generate revenue from the sale, rental and servicing of material handling equipment through our subsidiary, Armor Multi Systems ("AMS") (f/k/a Asiaco Multi Corporation) and have executed a letter of intent to purchase an Ocean Transportation Intermediary and logistics company operating in Malaysia. The Company is also planning to develop a United States operation to act as consultant to companies in Southeast Asia seeking to export goods into the United States.

The Company conducts its principal operations in Malaysia, and has the following subsidiaries as of September 30, 2005:

1. EyStar Media Inc. ("EMI"), a wholly owned corporation organized under Delaware law and presently based in New York, through which the Company intends to expand its presently limited operations in the United States. EMI seeks to acquire United States technology companies and to expand the Company's operations into the United States.

2. SDA America, Inc. ("SDAA"), a wholly owned corporation organized under Delaware law that was used as a special vehicle to secure a $6.5 million funding from a Master Fund, is currently dormant following the early retirement of securities issued to the Master Fund. The Company plans to utilize SDAA for the purpose of its consulting operations in the United States.

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

11. Gallant Zone (M) Sdn Bhd ("GZ"), a wholly-owned subsidiary of GIH, operates 3 retail outlets in Malaysia for the sale of Apple computer products and accessories.

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

For the three and nine months ended September 30, 2005, the Company's revenue was generated primarily from the following activities:

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

The new outlet will expand on the "digital lifestyle" concept developed by the Company and will offer a one-stop showroom for retailing of Apple products as well as products developed by the Company and its newly acquired subsidiary, ISS. The center also has a training facility. In August 2005, the Company announced the opening of its third retail outlet at Bangsar Village Shopping Center in a middle class suburb of Kuala Lumpur. The outlet, a one-stop showroom of IT products, offers a full line of Apple and Windows-based computers, software peripherals and accessories, including Apple's popular iPod and iPod accessories. The Company also expects revenue to be generated from the provision of product design consulting services, and the sale of products and applications developed by ISS.

The Company will also seek to expand its business to include the provision of biometric security identification systems; supply chain management and secured shipping services. In line with this strategy, the Company has sought to acquire the equity or business and assets of companies that it believes will assist its expansion into the development, integration and provision of secured shipping and supply chain management services. These agreements are described in more detail below.

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

As a result of the Company's experience in rolling out the first VISIONET cell in December 2001, management decided that it would be advantageous to the Company to revise its strategy for exploiting its broadband license granted by the Government of Malaysia. The Company determined that it would principally use the VISIONET infrastructure as a point-to-point backhaul service provider to other broadband and telecommunications providers. During 2005, the Company intends to continue actively marketing VISIONET as a backhaul service provider, rather than as a telecommunications company that provides the "last mile" service. In particular, the Company decided to use VISIONET as a backhaul link for local mobile networks that it plans to attempt to deploy in partnership with Aptilo Networks, Sweden. With this change in business strategy, VISIONET will no longer provide the last mile link between a cell based radio station and retail users. The Company will instead construct a wireless highway or backhaul linking the cell based radio stations established by existing telecommunication companies and ISPs. Negotiations with potential clients had been slow and the Company is hopeful that it will conclude contracts with a number of telcos and ISPs on the use of VISIONET as a backhaul link during 2006.

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

a) In August 2001, the Company was awarded a consulting contract, estimated to generate revenue of $2.85 million over a three year period, through August 2005, to carry out the planning, design, project execution (including contract and project management) of all broadband communications and networking systems/services for Pulau Indah-Marina Village, a water oriented luxury resort, residential hotel and spa project. Through December 31, 2004, the Company generated $1,028,000 of revenue on this contract. During the three and nine months ended September 30, 2005, the Company recognized additional revenue of $62,000 and $134,000, respectively on this contract. The Company recognized revenue of $159,000 and $428,000, respectively, during the three and nine months ended September 30, 2004. Due to delay by the main contractor of the project, the project cannot be completed by August 2005 and the Company has agreed to an extension of the contract period for a year to August 2006.

b) In January 2002, the Company's subsidiary, PTSB, was awarded a contract to carry out the planning, design, and project execution of all broadband communications and networking systems/services for a commercial/housing project in Selangor, Malaysia. Under the contract, PTSB will receive a total contract sum of $550,000 over 36 months beginning January 2003. The project, featuring 312 serviced apartments, 62 units of retail shops/offices and 120 units of housing for a government agency was completed in March 2005. The Company generated $527,000 of revenue on this contract through December 31, 2004. The Company completed the contract during the nine months ended September 30, 2005 and recognized revenue of $23,000. The Company recognized $26,000 and $176,000 of revenue during the three and nine months ended September 30, 2004, respectively.

c) In November 2002, the Company was contracted by MY Architect ("MYA"), a related party, to provide consulting services relating to home automation, home networking, energy cost saving, security surveillance and monitoring for MYA's current projects involving two major commercial and housing developments in Malaysia. The Company expected to receive $550,000 in consulting fees over the 18 months beginning December 1, 2002. The contract was completed in 2004 and the Company had received the contracted sum in full. The Company recognized $279,000 of revenue during the nine months ended September 30, 2004. The Company is presently negotiating with the project developer to secure additional contracts, estimated at $4.0 million, for the supply and installation of the EyStar SmartHome Console and its security system sometime in the second quarter of 2006 in the two commercial and housing developments.

d) In April 2003, the Company contracted with MYA to carry out the design, supply and installation of all broadband communications, access control and network security equipment for a mixed property development project in Selangor, Malaysia, which features a total of 10 blocks of residential and commercial high-rise properties. The 30-month contract, expected to generate revenue of $3.2 million, commenced in the third quarter of 2003. Through December 31, 2004, the Company generated $409,000 of revenue from this contract and recognized additional revenue of $72,000 and $153,000 during the three and nine months ended September 30, 2005, respectively. During the three and nine months ended September 30, 2004, revenue of $168,000 and $310,000, respectively, was generated from this contract.

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

g) In June 2003, the Company was awarded a $2.0 million contract to supply and install a biometric security system for access control and time attendance in Malaysia. The project was estimated to commence during the fourth quarter of 2003 and be completed within six months of the commencement date. The Company was also awarded a maintenance contract for 5 years thereafter. This maintenance contract begins following the completion of the project and is expected to generate annual recurring revenue of approximately $250,000. The commencement of this contract has been delayed as the construction work on the project's property has yet to be completed. In April 2005, the Company and the client agreed to amend the Company's scope of work to include only design, installation, testing and commissioning of the biometric security system. The client will purchase the required hardware directly from third-party vendors. The contract sum has been revised to $600,000. For the three and nine months ended September 30, 2005, revenue of $13,158 was generated from this project.

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

i) In March 2004, the Company's subsidiary, SDAM, was awarded three contracts by a related party, with an aggregate value of $3.81 million, for the supply and installation of a biometric security system in three developments in Malaysia. The first is a multiple-use real estate development project, consisting of 312 apartments and 65 office and retail units, located in Shah Alam, Malaysia. Due to delays in construction work, installation is now anticipated to begin in the second half of 2005 and to be completed by the first half of 2006. The second development is located in Templar Park, Malaysia consisting of 208 apartments and the third development is located in Cheras, Malaysia with 240 apartments. Due to delays in construction work, installation for the second and third development is anticipated to begin in the first quarter of 2006 and to be completed by the first quarter of 2007. In April 2005, the Company and the client agreed to amend the Company's scope of work to include only design, installation, testing and commissioning of the biometric security system. The client will purchase the required hardware directly from third-party vendors. Total contract sum has been revised to $1,150,000.

j) In April 2004, the Company's subsidiary, SDAM, was awarded a contract valued at $1.9 million to deliver a biometric identification and verification system by the end of the fourth quarter of 2004. The contract calls for SDAM to provide a comprehensive biometric security system using face and fingerprint recognition technology for an office complex located in Brunei that has 1,200 staff employees. The system will include controls for building access control and employee time attendance. Commencement of delivery was expected to commence on the second half of 2004. However, due to the customer desire to re-negotiate the terms of delivery, the contract has been postponed until further notice.

k) In May 2004, the Company's subsidiary, Secured Digital Applications (M) Sdn Bhd ("SDAM"), was awarded a contract valued at $2.2 million by Master Index Sdn Bhd ("MISB") to deliver, install and maintain a biometric identification and verification system for an office complex in Kuala Lumpur, Malaysia. The system was to be delivered and installed in the fourth quarter of 2004. A three-year maintenance contract will begin after installation. Commencement of delivery has been postponed owing to the customers request for a change in the design and technical specification of the system. The Company is currently in negotiation with the customer on revising the terms of the contract.

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

m) In July 2004, the Company announced it was awarded a $6.7 million contract to develop face and fingerprint authentication for credit card payments to be implemented in four countries in Asia. The contract is for the development and operation of a Biometrics (Face and Fingerprint)
     Authentication Center for credit card payments in Thailand, Brunei, Indonesia and Hong Kong. The objective is to achieve Zero-Fraud in credit card transactions. Customers targeted for the project include credit card issuers such as banks and other financial institutions, plus merchants accepting credit card payments. Revenues will be generated from sales and/or rental of Point-of-Sales terminals equipped with a USB camera and fingerprint reader and from transaction charges. The Company is currently developing a pilot system for evaluation by the customer. The development of the pilot system has been suspended as the customer requested for more time to revise their requirements on the technical specifications and features of the system.


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

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2005 TO THE THREE MONTHS ENDED SEPTEMBER 30, 2004

REVENUES

Revenues  for the three  months  ended  September  30, 2005  totaled  $8,304,976 compared to $5,414,498 for the three months ended September 30, 2004, an increase of $2,890,478 or 53%. The increase in net sales in the three months ended September 30, 2005 as compared to the same period in 2004 was mainly due to an increase in fees earned from the production of multimedia programs. Included in revenue for the three months ended September 30, 2005 and 2004 was income of $147,105 and $379,210, respectively, received from a related party for project consulting fees. Revenues for the three months ended September 30, 2005 also included income of $864,083 or 10% of total revenue, generated by the Gallant subsidiaries. For the three months ended September 30, 2005, two customers each accounted for 41% of total revenue. For the three months ended September 30, 2004, two customers accounted for 44% and 45% of total revenue.

GROSS PROFIT

Gross profit increased to $743,324 for the three months ended September 30, 2005, compared to $623,200 for the three months ended September 30, 2004, an increase of $120,124 or 19%. The increase in gross profit was primarily due to higher revenue in 2005. As a result of higher revenue, cost of revenue increased by $2,770,354, or 58%, to $7,561,652 in 2005 from $4,791,298 in 2004. The high cost of revenue percentage is a result of the Company requiring additional external resources in order to fulfill the demand for the Company's services. The outsourcing of content production work enabled the Company to develop a team of contractors that will assist the Company in producing multimedia content and applications that are crucial to its future business operations.

SALES AND MARKETING EXPENSES

Sales and marketing expenses increased by $21,077 or 122%, to $38,343 for the three months ended September 30, 2005 compared to $17,266 for the three months ended September 30, 2004. Higher sales and marketing expenses in 2005 was primarily due to higher promotion expenses incurred by the Gallant subsidiaries and travelling expenses incurred to introduce the Company's biometric products to customers and resellers in Malaysia.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $501,883 for the three months ended September 30, 2005, compared to $425,946 for the three months ended September 30, 2004, an increase of $75,937 or 18%. The increase in general and administrative expenses was mainly attributable to additional expenses incurred by the Gallant subsidiaries and higher expenses incurred for consulting fees, compensation expenses, public relations services, maintenance expenses and rental expenses. The Gallant subsidiaries' general and administrative expenses contributed $117,319 or 23% of total general and administrative expenses for 2005.

INTEREST EXPENSE

Interest expense increased by $51,049 or 332%, to $66,447 for three months ended September 30, 2005 as compared to $15,398 for the three months ended September 30, 2004. Interest expense for the three months ended September 30, 2005, included $15,276 incurred by the Gallant subsidiaries, $2,173 related to a $500,000 convertible term note issued on June 4, 2004 and $46,830 related to a penalty on the early payment of the convertible term note. These accounted for approximately 23%, 3% and 70%, respectively, of total interest expense for the three months ended September 30, 2005. Interest expense for the three months ended September 30, 2004, included $10,400 related to a $500,000 convertible term note issued on June 4, 2004, which accounted for approximately 68% of total interest expense for the three months ended September 30, 2004.

GAIN ON DISPOSAL OF ASSETS, RELATED PARTY

Gain on disposal of assets, related party, for the three months ended September 30, 2005 and 2004 included recognition of a previously deferred gain of $36,974 and $18,421, respectively, related to a similar amount the Company received from its long-term receivable, related party. The receivable balance and total deferred gain were each $309,584 as of December 31, 2004. This amount arose in the year ended December 31, 1998 when the Company sold assets used in the operations of a subsidiary to a related company. Due to the uncertainty of collection of the related receivable, the related gain on the sale of the assets was deferred and is to be recognized only after all costs have been recovered and as payments are received. During the year ended December 31, 2002, payments received by the Company exceeded all remaining costs. As a result of cash payment received, the Company's long-term receivable, related party and deferred gain balances were each reduced to $226,952 as of September 30, 2005.

INCOME FROM CONTINUING OPERATIONS

The Company recorded income from continuing operations of $161,671 for the three months ended September 30, 2005, as compared to $123,560 for the three months ended September 30, 2004. Income from continuing operations for the three months ended September 30, 2005 and 2004 included recognition of a deferred gain of $36,974 and $18,421, respectively. Excluding these non-recurring transactions, the recorded income from continuing operations would have been $124,697 and $105,139 for the three-month periods ended September 30, 2005 and 2004, respectively.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2005 TO THE NINE MONTHS ENDED SEPTEMBER 30, 2004

REVENUES

Revenues for the nine months ended September 30, 2005 totaled $22,359,499 compared to $14,874,962 for the nine months ended September 30, 2004, an increase of $7,484,537 or 50%. The increase in net sales in the nine months ended September 30, 2005 as compared to the same period in 2004 was mainly due to an increase in fees earned from the production of multimedia programs. Included in revenue for the nine months ended September 30, 2005 and 2004 was income of $323,000 and $1,193,685, respectively, received from a related party for project consulting fees. Revenues for the nine months ended September 30, 2005 also included income of $2,845,386 or 13% of total revenue, generated by the Gallant subsidiaries. For the nine months ended September 30, 2005, two customers, each accounted for 41% of total revenue. For the nine months ended September 30, 2004, two customers accounted for 43% and 44% of total revenue.

GROSS PROFIT

Gross profit increased to $1,997,979 for the nine months ended September 30, 2005, compared to $1,622,522 for the nine months ended September 30, 2004, an increase of $375,457 or 23%. The increase in gross profit was primarily due to higher revenue in 2005. As a result of higher revenue, cost of revenue increased by $7,109,080, or 54%, to $20,361,520 in 2005 from $13,252,440 in 2004. The high cost of revenue percentage is a result of the Company requiring additional external resources in order to fulfill the demand for the Company's services. The outsourcing of content production work enabled the Company to develop a team of contractors that will assist the Company in producing multimedia content and applications that are crucial to its future business operations.

SALES AND MARKETING EXPENSES

Sales and marketing expenses increased by $42,519 or 168%, to $67,803 for the nine months ended September 30, 2005 compared to $25,284 for the nine months ended September 30, 2004. Higher sales and marketing expenses in 2005 was primarily due to higher promotion expenses incurred by the Gallant subsidiaries and travelling expenses incurred to introduce the Company's biometric products to customers and resellers in Malaysia.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $1,383,785 for the nine months ended September 30, 2005, compared to $999,860 for the nine months ended September 30, 2004, an increase of $383,925 or 38%. The increase in general and administrative expenses was mainly attributable to additional expenses incurred by the Gallant subsidiaries and higher expenses incurred for consulting fees, compensation expenses, public relations services, maintenance expenses and higher rental expenses. The Gallant subsidiaries' general and administrative expenses contributed $412,351 or 30% of total general and administrative expenses for 2005.

INTEREST EXPENSE

Interest expense increased by $97,447 or 420%, to $120,672 for nine months ended September 30, 2005 as compared to $23,225 for the nine months ended September 30, 2004. Interest expense for the nine months ended September 30, 2005, included $50,387 incurred by the Gallant subsidiaries, $18,381 related to a $500,000 convertible term note issued on September 4, 2004 and $46,830 related to a penalty on the early payment of the convertible term note. These accounted for approximately 42%, 15% and 39%, respectively, of total interest expense for the nine months ended September 30, 2005. Interest expense for the nine months ended September 30, 2004 included $13,500 related to a $500,000 convertible term note issued on June 4, 2004, which accounted for approximately 58% of total interest expense for the nine months ended September 30, 2004.

GAIN ON DISPOSAL OF ASSETS, RELATED PARTY

Gain on disposal of assets, related party, for the nine months ended September 30, 2005 and 2004 included recognition of a previously deferred gain of $82,632 and $225,679, respectively, related to a similar amount the Company received from its long-term receivable, related party. The receivable balance and total deferred gain were each $309,584, respectively, as of December 31, 2004. This amount arose in the year ended December 31, 1998 when the Company sold assets used in the operations of a subsidiary to a related company. Due to the uncertainty of collection of the related receivable, the related gain on the sale of the assets was deferred and is to be recognized only after all costs have been recovered and as payments are received. During the year ended December 31, 2002, payments received by the Company exceeded all remaining costs. As a result of cash payment received, the Company's long-term receivable, related party and deferred gain balances were each reduced to $226,952 as of September 30, 2005.

INCOME FROM CONTINUING OPERATIONS

The Company recorded income from continuing operations of $548,409 for the nine months ended September 30, 2005, as compared to $624,348 for the nine months ended September 30, 2004. Income from continuing operations for the nine months ended September 30, 2005 and 2004 included recognition of a deferred gain of $82,632 and $225,679, respectively. Excluding these non-recurring transactions, the recorded income from continuing operations would have been $465,777 and $398,669, respectively, for the nine-month periods ended September 30, 2005 and 2004.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2005, the Company had net cash of $24,831.

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

On August 1, 2005, the Company entered into an agreement whereby it waived a limitation on the number of shares that could be converted and held by the Master Fund in order to permit conversions by the Master Fund under the Note and Series A Preferred into 9,756,098 shares of common stock. The conversion was made in connection with an agreement, also dated August 1, 2005, whereby the Master Fund agreed to accept $800,000, payable in common stock, and $6,343,000 in cash, in consideration for the early repayment of the Note and redemption of the Series A Preferred. Following the repayment of the Note and redemption of the Series A Preferred on August 1, 2005, the Company refunded the entire balance of approximately $6.1 million in the restricted account to the Master Fund and recognized an early redemption penalty of $1,146,827 on the Series A Preferred and an early payment penalty of $46,830 on the Note.

A summary of the status of the discounted principal and interest amount of the Note from January 1, 2005 through September 30, 2005 is presented below:

                                              Total         Interest         Principal        Discount            Net
                                        ---------------   -------------  ---------------  ----------------  -------------
Balance as of January 1, 2005           $       426,470   $          --  $       426,470  $         40,855  $     385,615
Interest through September 30, 2005              18,381          18,381               --                --             --
Conversion in April 2005 (a)                    (52,770)         (8,653)         (44,117)           (4,226)       (39,891)
Conversion in May 2005 (b)                      (17,412)         (2,707)         (14,705)           (1,408)       (13,297)
Conversion June 1, 2005 (c)                     (17,249)         (2,544)         (14,705)           (1,408)       (13,297)
Conversion June 16, 2005 (d)                    (14,705)             --          (14,705)           (1,407)       (13,298)
Conversion July 12, 2005 (e)                    (20,445)         (2,304)         (18,141)           (1,740)       (16,401)
Allocation of discount                          (30,666)             --          (30,666)          (30,666)            --
Early payment penalty                            46,830          46,830               --                --             --
Repaid on August 1, 2005                       (338,434)        (49,003)        (289,431)               --       (289,431)
                                        ---------------   -------------  ---------------  ----------------  -------------
Balance as of September 30, 2005        $            --   $          --  $            --  $             --  $          --
                                        ===============   =============  ===============  ================  =============

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

     A summary of the status of the Series A Preferred and dividend thereon from January 1, 2005 through September 30, 2005 is presented below:

                                          Total       Dividend/     Series A       Amount       Issue          Net
                                                     Redemption      Stated     Allocated to    Costs        Carrying
                                                       Penalty       Amount       Warrants                     Value
                                     -------------  ------------  --------------  -----------  -----------  -------------
Balance as of January 1, 2005        $   6,238,563  $    238,563  $    6,000,000  $   479,000  $   364,833  $   5,156,167
Dividend through
 September 30, 2005                        263,537       263,537              --           --           --             --
Allocation of warrants and
 issue costs                              (843,833)           --        (843,833)    (479,000)    (364,833)            --
Early redemption penalty                 1,146,827     1,146,827              --           --           --             --
Redeemed on August 1, 2005              (6,805,094)   (1,648,927)     (5,156,167)          --           --     (5,156,167)
                                     -------------  ------------  --------------  -----------  -----------  -------------
Balance September 30, 2005           $          --  $         --  $           --  $        --  $        --  $          --
                                     =============  ============  ==============  ===========  ===========  =============

The following table  summarizes the August 1, 2005  transaction  with the Master
Fund:

                                                                      Total             Interest/            Discounted
                                                                                        Dividend             Principal/
                                                                                                              Series A
                                                                                                              Carrying
                                                                                                               Amount
                                                                ----------------    ---------------     -----------------
Balance as of August 1, 2005
 Term note                                                      $        291,604    $         2,173     $         289,431
 Series A Preferred                                                    5,658,267            502,100             5,156,167
                                                                ----------------    ---------------     -----------------
 Total                                                                 5,949,871    $       504,273     $       5,445,598
                                                                                    ===============     =================
Paid from restricted cash                                             (6,105,138)
Cash payment                                                            (238,390)
Common stock issued (a)                                                 (800,000)
                                                                ----------------
Early payment/redemption penalty (b)                            $     (1,193,657)
                                                                ================

c)   9,756,098 shares of common stock issued at a price of $0.082 per share.
d) The August 1, 2005 transaction resulted in an early payment/redemption penalty of $1,193,657, of which approximately $46,830 is attributable to interest expense and $1,146,827 represents a reduction to net income available to common shareholders, and which is recorded in the three and nine months ended September 30, 2005.

For the nine months ended September 30, 2005, all operations were funded from internally generated funds and proceeds from private placement exercises in July 2005. The Company's principal shareholder, Chief Executive Officer ("CEO"), Chairman and Director, Mr. Lim, will continue making short term advances to fund the Company's working capital requirement should the need arise. As of September 30, 2005, the Company owed Mr. Lim $13,232. Additionally, as of September 30, 2005, the Company owed an affiliated Company, in which Mr. Lim has a financial interest, $13,770 for short-term cash advances made to a subsidiary of the Company for working capital purposes and for management fees. These amounts are unsecured, bear no interest and have no fixed terms of repayment.

On May 25, 2004, the Company executed a share exchange agreement with Mr. Lim, whereby Mr. Lim surrendered 8,000,000 shares of the Company's common stock in exchange for 100,000 shares of the Company's newly created Series A Voting Convertible Preferred Stock (the "Voting Preferred"), which was convertible into shares of common stock at a fixed ratio of 80 shares of common stock for 1 share of Voting Preferred stock. The 8,000,000 shares were returned to treasury and are available for re-issuance at a future date. The Voting Preferred stock was entitled to cumulative dividends at $2.20 per annum, payable in common stock at $.28 per share. On May 3, 2005, Mr. Lim and the Company executed an amendment to the Certificate of Designation of Series A Voting Convertible Preferred Stock governing payment of dividend on the Voting Preferred. Under the terms of the amendment, Mr. Lim would have the option of receiving the dividend on the Voting Preferred either in cash or shares of the Company's common stock. Each share of the Voting Preferred was entitled to voting rights equivalent to 80 shares of common stock. The Series A preferred was subject to mandatory conversion 10 years after its issuance.

On August 3, 2005, Mr. Lim converted the entire 100,000 shares of the Company's Series A Voting Convertible Preferred Stock into 8,000,000 shares of common stock, which resulted in a reclassification of the $10,000 from the stated amount to $80 of common stock and $9,920 additional-paid-in capital. In addition, the Company paid the $256,666 dividend due to Mr. Lim in cash in August 2005.

A summary of the status of the Voting Preferred and dividend accrued since January 1, 2005 and changes through September 30, 2005 is presented below:

                                                              Total          Dividend          Stated
                                                                                               Amount
                                                          -------------  ---------------  ----------------
Balance as of January 1, 2005                             $     138,333  $       128,333  $         10,000
Dividend through September 30, 2005                             128,333          128,333                --
Conversion to common stock in August 2005                       (10,000)              --           (10,000)
Payment in August 2005                                         (256,666)        (256,666)               --
                                                          -------------  ---------------  ----------------
Balance September 30, 2005                                $          --  $            --  $             --
                                                          =============  ===============  ================

Cash used in operating activities of $533,693 for the nine months ended September 30, 2005 was mainly attributable to higher operating expenses, higher general and administrative expenses and higher accounts receivable.

Net cash used in investing activities of $35,916 was mainly due to the purchase of equipment.

Net cash provided by financing activities of $358,530 was primarily due to higher bank borrowings, proceeds from private placement exercises in July 2005, proceeds from issuance of common stocks in exercising of employees stock options and less payment to a Master on early repayment on the Note and Series A Preferred.

In private placement exercises in July 2005 the Company issued 5,791,463 shares of its common stock to ten investors at an aggregate purchase price of $474,900. The Company also issued 4,948,346 shares of its common stock to five investors at an aggregate purchase price of $428,200 and reissued 609,756 shares of its common stock from treasury to an investor for cash of $50,000 in private placement exercises in August 2005. Total proceeds from the private placements of $953,100 were utilized in connection with the August 2005 Master Fund redemption, as discussed above. The stock was priced at 85% of the average of the five lowest closing prices of the common stock during the twenty-two trading days prior to the closing date, as reported by Bloomberg News Services, which at the various times of issuance ranged from $0.082 to $0.087.

In addition to internally generated funds and financial support from a director and major shareholder, the Company may seek to raise additional funds from equity or debt financing for its future working capital requirements. As of September 30, 2005, the Company has furniture and equipment of approximately $1.3 million for the roll out of its portal, build-out of VISIONET and implementation of its business plan. The Company estimates that it would require additional capital expenditures of up to $2.0 million to implement its business plan to become a total system solution provider involved in application development, network operation, delivery of value added applications and services; and sale of its EyStar SmartHome Console. The Company has also committed to an initial purchase of software and hardware valued at $50,000 in conjunction with its announced strategic collaboration with Aptilo Networks, Sweden.

The Company will also be expanding into new businesses that include provision of secured shipping and supply chain management services. The Company expects to incur further expenses to acquire companies and technologies that are synergistic to the new businesses and will help the Company to rollout the new businesses in the shortest time possible. During 2003 and 2004, the Company incurred $263,000 in the establishment and acquisition of new subsidiaries and associates relating to its new businesses. Some of these acquisitions did not work out well and the Company has sold some of these companies, whose operations and management were not compatible with the Company's business plan in 2004. For 2006, the Company estimates that it will incur an additional $1 million to identify, negotiate and acquire the businesses and/or net assets in companies synergistic to its planned new businesses. In addition, the Company estimates that it will require a further $2.0 million to finance the set-up cost of its new businesses. The Company also expects that it will require a further $2.0 million to finance the working capital of its new businesses and the operation of its newly acquired and/or established subsidiaries and associates.

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



Contractual Obligations:

                                                                            Payment due by period
                                                                      -----------------------------------
                                                                       Less than
                                                   Total                1 year              1 - 5 years
                                            ------------------    ------------------    ------------------
Capital lease obligations                   $           49,219    $           43,273    $            5,946
Bank borrowings                             $        1,148,560    $        1,031,108    $          117,452
Operating lease commitments                 $          362,700    $          186,300    $          176,400

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

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On May 31, 2005, the Company commenced an action in the Superior Court of New Jersey, Chancery Division, Union County, seeking to enjoin the exchange of shares of Kalan Gold Corp., held by Michael Gillies, into shares of the Company's common stock. The Company alleges that the shares were improperly issued by Kalan, predecessor to the Company, to Gillies, who acted as a consultant in connection with the 1999 merger of Animated Electronics Industries Sdn Bhd and Kalan Gold. The Company obtained, with the consent of the parties, a temporary restraining order prohibiting the exchange of the shares. Mr. Gillies has answered the complaint. The Company has filed a motion for summary judgment and to stay certain claims raised by Mr. Gillies as subject to an agreement to arbitrate contained in a consulting agreement. The Company's motion for summary judgment is expected to be heard in November. The Company has also issued a capital call to Mr. Gillies for the amount it believes is unpaid on the shares. The Company presently intends to cancel the shares issued to Mr. Gillies if it is successful in the pending litigation.


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     In private placements in July and August 2005, the Company issued 4,582,051 shares of its common stock, which were exempted from registration under Rule 506 of Regulation D of the Securities Act of 1933, as reported in a Form 8-K filed on August 3, 2005. During July and August 2005, the Company also issued 6,157,758 shares of common stock to non-United States persons in negotiated transactions exempt from registration under Rule 904 of Regulation S promulgated under the Securities Act of 1933. The purchase price for the shares issued in the Regulation D private placement and to the non-United States persons under Regulation S was 85 percent of the five lowest closing prices of the common stock during the 22 trading days prior to the closing and resulted in sales at prices between $0.82 and $0.087.


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

                                          SECURED DIGITAL APPLICATIONS, INC.
                                                     (Registrant)



DATE: NOVEMBER 11, 2005                   BY: /s/ Patrick Soon-Hock Lim
                                              -------------------------
                                              Patrick Soon-Hock Lim
                                              Chairman & Chief Executive Officer



DATE: NOVEMBER 11, 2005                   BY: /s/ Chee Hong Leong
                                              -------------------
                                              Chee Hong Leong
                                              Chief Financial Officer
                                              (Principal Financial Officer and
                                              Principal Accounting Officer)