Form 10KSB/A
period 2004-12-31
SECURED DIGITAL APPLICATIONS INC
filed 2006-04-10
CIK 940516

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

STATEMENT REGARDING THIS AMENDMENT

The Company is amending its Form 10-KSB for the period December 31, 2004, as previously filed on April 15, 2005

Subsequent to the issuance of the Company's December 31, 2004 consolidated financial statements, and based upon a further evaluation of the factors utilized in determining the accounting and presentation of a May 2004 issuance of preferred stock of a subsidiary, a convertible term note and related warrants, the Company determined that both the preferred stock of a subsidiary and the convertible term note contained embedded derivatives that must be bifurcated from their host instruments. In addition, the Company determined that the warrants and the preferred stock of a subsidiary should not initially be classified as a component of shareholders' equity. The accounting treatment of these embedded derivatives are discussed in detail in notes 12 and 13 to the Financial Statements.

As a result of this further evaluation, the Company's 2004 consolidated financial statements have been corrected and restated. The restated financial statements contain material changes as a result of non-cash adjustments made by the Company. In particular, the corrections resulted in an increase in net income of $696,534 ($.01 per share) and net income available to common shareholders of $142,278 ($.01 per share). However, principally because of the reclassification of certain preferred stock issued by a subsidiary, the corrected financial statements show a decrease in shareholders' equity of $2,506,702 as of December 31, 2004.

Our shareholders should refer to the financial statements and accompanying notes for a detailed explanation of the adjustments to the financial results of the Company that are contained in this Amended 10-KSB.

The identification of, and accounting for, derivative instruments is complex. Derivative instrument liabilities are re-valued at the end of each reporting period, with changes in the fair value of the derivative liability recorded as charges or credits to income, in the period in which the changes occur. We determined the fair value for embedded derivative instruments using the Black-Scholes option pricing model. That model requires assumptions related to the remaining term of the instruments and risk-free rates of return, our current common stock price and expected dividend yield, and the expected volatility of our common stock price over the life of the embedded derivative. The identification of, and accounting for, derivative instruments and the assumptions used to value them can significantly affect our financial statements.

In all other material respects, this Amended Annual Report on Form 10-KSB/A is unchanged from the Annual Report on Form 10-KSB previously filed by the Company on April 15, 2005. This amendment should also be read in conjunction with our amended Quarterly Reports on Form 10-QSB/A for the quarters ended March 31 and June 30, 2005.

                                TABLE OF CONTENTS

PART I
Item 1     Description of Business.....................................................1
Item 2     Description of Property.....................................................11
Item 3     Legal Proceedings...........................................................11
Item 4     Submission of Matters to a Vote of Security Holders.........................11

PART II
Item 5     Market for Common Equity and Related Stockholder Matters....................12
Item 6     Management's Discussion and Analysis........................................14
Item 7     Financial Statements........................................................F-1
Item 8     Changes In and Disagreements with Accountants on Accounting and
           Financial Disclosure........................................................39
Item 8A    Controls and procedures.....................................................39
Item 8B    Other information...........................................................

PART III
Item 9     Directors, Executive Officers, Promoters and Control Persons; Compliance
           with Section 16(a) of the Exchange Act......................................40
Item 10    Executive Compensation......................................................42
Item 11    Security Ownership of Certain Beneficial Owners and Management and
           Related Stockholder Matters.................................................43
Item 12    Certain Relationships and Related Transactions..............................44
Item 13    Exhibits....................................................................45
Item 14    Principal Accountant Fees and Services......................................46


RESTATEMENT OF 2004 CONSOLIDATED FINANCIAL STATEMENTS

Subsequent to the issuance of the Company's December 31, 2004 consolidated financial statements, and based upon a further evaluation of the factors utilized in determining the accounting and presentation of a May 2004 issuance of preferred stock of a subsidiary, a convertible term note and related warrants, the Company determined that both the preferred stock of a subsidiary and the convertible term note contained embedded derivatives that must be bifurcated from their host instruments. In addition, the Company determined that the warrants and the preferred stock of a subsidiary should not initially be classified as a component of shareholders' equity (See notes 12 and 13). Accordingly, the Company's 2004 consolidated financial statements have been restated, resulting in an increase in net income of $696,534 ($.01 per share) and net income available to common shareholders of $142,278 ($.01 per share). In addition, shareholders'equity decreased by $2,506,702 as of December 31, 2004.

SAFE HARBOR STATEMENT

     This Form 10-KSB and other reports filed by the Company from time to time with the Securities and Exchange Commission, as well as the Company's press releases, contain or may contain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Information is provided that is based upon beliefs of, and information currently available to, the Company's management, as well as estimates and assumptions made by the Company's management. The Company is including this cautionary statement in this Form 10-KSB to make applicable and to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by or on behalf of us. Statements that are not statements of historical fact may be deemed to be forward-looking statements. Forward-looking statements can be identified by the use of forward-looking terminology such as "believes", "may", "should", "anticipates", "estimates", "expects", "future", "intends", "hopes", "plans" or the negative thereof. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause actual results of the Company to vary materially from historical results or from any future results expressed or implied in such forward-looking statements.

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

THE ASIACO TRANSACTIONS


     The Company first entered the secured shipping services through the announced acquisition of a group of affiliated companies known as the Asiaco group. Although the Company has continued to pursue a line of business in secured shipping, management has determined that it will not use the Asiaco group as the principle vehicle to develop this line of business and has concluded that it would not be in the best interest of the Company to close remaining transactions to acquire certain entities within the Asiaco group. In furtherance of managements decision not to proceed with the remaining Asiaco transaction, the Company has sold certain assets acquired from Asiaco and deemed by management to be under performing.


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


     Net income for the year ended December 31, 2004 and 2003 was $1,231,894 and $815,373 respectively. The Company's net income in 2004 included recognition of a deferred gain of $245,416 and income from discontinued operations of $1,425. The Company's net income in 2003 included recognition of a deferred gain of $73,157, receipt of $50,000 as compensation for rescission of a share purchase agreement and loss from discontinued operations of $10,951. Excluding these, the Company would have earned a net income of $985,053 and $703,167 for 2004 and 2003, respectively. The earnings per share of common stock, was less than $0.01 and more than $0.01 for the years ended December 31, 2004 and 2003, respectively.

     At year end 2004, the Company had total current assets of $11,775,141, net property and equipment of $1,256,861 and net tangible assets of $9,211,038. The Company's shareholders' equity at year end 2004 was $7,630,252.

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


a) In August 2001, the Company was awarded a consulting contract, estimated to generate revenue of $2.85 million over a three year period, through August 2005, to carry out the planning, design, project execution (including contract and project management) of all broadband communications and networking systems/services for Pulau Indah-Marina Village, a water oriented luxury resort, residential, hotel and spa project. Up to December 31, 2004, the Company has generated $1,038,000 of revenue on this contract, of which $467,000 and $571,000 was generated during the year ended December 31, 2004 and 2003, respectively.

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

Results of Operations


     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes. Subsequent to the issuance of the Company's December 31, 2004 consolidated financial statements, and based upon a further evaluation of the factors utilized in determining the accounting and presentation of a May 2004 issuance of preferred stock of a subsidiary, a convertible term note and related warrants, the Company determined that both the preferred stock of a subsidiary and the convertible term note contained embedded derivatives that must be bifurcated from their host instruments. In addition, the Company determined that the warrants and the preferred stock of a subsidiary should not initially be classified as a component of shareholders' equity. Accordingly, the Company's 2004 consolidated financial statements have been restated, resulting in an increase in net income of $696,534 ($.01 per share) and a decrease in net income available to common shareholders of $17,648 (less than $.01 per share).In addition, shareholders' equity decreased by $2,506,702 as of December 31, 2004.


     The following table sets forth certain operating data for Secured Digital Applications and subsidiaries for the periods as indicated below.


                                                                        Year Ended December 31,
                                                                   --------------------------------
                                                                       2004                2003
                                                                   -------------      -------------
                                                                    (As Restated)
Revenues                                                           $  20,438,030      $  15,858,153
Gross profit                                                           2,159,219          1,822,491
Sales and marketing                                                       43,677             38,623
General and administrative                                             1,575,395            879,921
Gain on disposal of assets - related parties                             245,416             73,157
Income from continuing operations                                      1,230,469            826,324
Net income                                                             1,231,894            815,373


Year ended December 31, 2004 compared to year ended December 31, 2003

     Total revenue increased by $4,579,877, or 29%, to $20,438,030 for the year ended December 31, 2004, as compared to $15,858,153 for the year ended December 31, 2003. Increase in revenue for 2004 can be further analyzed as follows:

                                                          2004            2003           Increase
                                                    ---------------  --------------- ------------------
Application division                                $   19,036,894   $   15,807,763  $   3,229,131  20%
Material handling division
         (From December 2003)                              535,195           50,390        484,805  N/A
Apple division (From October 2004)                         865,941               --        865,941  N/A
                                                    ---------------  --------------- --------------
Total revenue                                       $   20,438,030   $   15,858,153  $   4,579,877  29%
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

Gross Profit

     Gross profit increased to $2,159,219 for the year ended December 31, 2004, compared to $1,822,491 for the year ended December 31, 2003, an increase of $336,728 or 18%. Increase in gross profit for 2004 can be further analyzed as follows:

                                                   2004            2003           Increase
                                             ---------------  --------------- ------------------
Application division                         $    1,967,938   $    1,802,818  $     165,120  9%
Material handling division
         (From December 2003)                        61,752           19,673         42,079  N/A
Apple division (From October 2004)                  129,529               --        129,529  N/A
                                             ---------------  --------------- --------------
Total gross profit                           $    2,159,219   $    1,822,491  $     336,728  18%
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

General and administrative expenses


     General and administrative expenses involving non-related parties increased by $695,474 or 88% to $1,490,132 for the year ended December 31, 2004, as compared to $794,658 for the year ended December 31, 2003. Increase in general and administrative expenses for 2004 could be further analyzed as follows:



                                                          2004            2003           Increase
                                                    ---------------  --------------- -------------------
Application division                                $    1,207,406   $      756,700  $     450,706  60%
Material handling division
         (From December 2003)                              147,603           37,958        109,645  N/A
Apple division (From October 2004)                         135,123               --        135,123  N/A
                                                    ---------------  --------------- --------------
Total general and administrative expenses           $    1,490,132   $      794,658  $     695,474  88%
                                                    ===============  =============== ==============

     Increase in general and administrative expenses involving non-related parties was mainly due to increase in general and administrative expenses incurred by the Application division, which accounted for 81% and 95% of total non-related parties' general and administrative expenses for the year ended
December 31, 2004 and 2003, respectively. The Material Handling division accounted for 10% and 5% of total general and administrative expenses involving non-related parties in 2004 and 2003, respectively. The Apple division accounted for 9% of total non-related parties' general and administrative expenses. General and administrative expenses for the Application division increased by $450,706 or 60% to $1,207,406 for the year ended December 31, 2004 from $756,700 for the year ended December 31, 2003. The increase was mainly attributable to an increase in compensation expenses, consulting fees, public relation services, maintenance expenses, rental expenses and professional fees. For the year ended December 31, 2004, of the total general and administrative expenses of $1,490,132, 18% was for depreciation of tangible assets, 10% was for consulting fees and 14% was for employee payroll. Another 18% was for fees for professional and auditing services, 8% was for investor relation expenses, 5% was for compensation expenses and approximately 27% was for rent, utilities, general office supplies, communications and corporate insurance expenses. For the year ended December 31, 2003, out of the total general and administrative expenses of $794,658, 30% was for depreciation of tangible assets and 16% was for employee payroll. Another 11% was for legal expenses, 8% was for fees for professional and auditing services, 7% was for investor relation expenses and approximately 28% was for rent, utilities, general office supplies, communications and corporate insurance expenses.

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

Interest expense

     Interest expense increased by $96,571, or 797%, to $108,686 for the year ended December 31, 2004 as compared to $12,115 for the year ended December 31, 2003. Interest expense for the year ended December 31, 2004 included $18,678 related to a $500,000 convertible term note issued on May 28, 2004 and
$66,819 for the amortization of the derivative liability associated with the term note (see note 9 to the Financial Statements). In addition, the Apple division incurred interest expense of $14,578 for the year ended December 31, 2004.

Amortization of debt issuance costs

     Amortization of debt issuance costs of $29,835 in 2005 relate to the issuance of the term note on May 28, 2004. See a further discussion in the Liquidity and Capital Resources section.

Gain on value of derivative liabilities

     Gain on value of derivative liabilities of $980,423 in 2005 relate to derivative liabilities of the preferred stock of the subsidiary and the term note. issued on May 28, 2004. Such derivative liabilities are required to be marked-to- market under generally accepted accounting principles. See a further discussion in notes 12 and 13 to the Financial Statements.

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


Liquidity and Capital Resources


     As of December 31, 2004, the Company had net cash of $92,493, and restricted cash of $6,456,408 of which approximately $6,000,000 was from the sale of securities to a Master Fund.


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


     For the year ended December 31, 2004, net cash used in operating activities was $795,427. For the year ended December 31, 2003, the Company generated net cash of $680,258 from its operating activities. Net cash used in operating activities consists of cost of revenues, sales and marketing expenses and general and administrative expenses. Net cash provided by operating activities mainly consists of receipt of income generated by multimedia production work, project consultation, sale of computer hardware and provision of repair and maintenance services for material handling equipment. The higher net cash used in operating activities in 2004, as compared to 2003, was mainly due to higher operating and interest expense, which increased by 90% and 797%, respectively. For the year ended December 31, 2004, the primary reason for the difference between income from continuing operations of $1,230,469 and net cash used in operations of $795,427 was an increase in accounts receivable, of $1,711,036 during 2004. For the year ended December 31, 2003, the primary reason for the difference between income from continuing operations of $826,324 and net cash provided by operations of $680,258 was an increase in accounts receivable, of $429,189 during 2003.


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

Derivative Instruments

In connection with the issuances of equity instruments or debt, the Company may issue options or warrants to purchase common stock. In certain circumstances, these options or warrants may be classified as liabilities, rather than as equity. In addition, the equity instrument or debt may contain embedded derivative instruments, such as conversion options, which in certain circumstances may be required to be bifurcated from the associated host instrument and accounted for separately as a derivative liability instrument. The Company accounts for derivative liability instruments under the provision of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". In May 2004, the Company issued a convertible note of $500,000, preferred stock of a subsidiary with a stated value of $6,500,000 and warrants to purchase common stock at various exercise prices. Subsequent to the issuance of the Company's December 31, 2004 consolidated financial statements, the Company determined that both the preferred stock of the subsidiary and the convertible term note contained embedded derivatives that must be bifurcated from their host instruments (See Notes 12 and 13).

The identification of, and accounting for, derivative instruments is complex. Derivative instrument liabilities are re-valued at the end of each reporting period, with changes in the fair value of the derivative liability recorded as charges or credits to income, in the period in which the changes occur. We determined the fair value for embedded derivative instruments using the Black-Scholes option pricing model. That model requires assumptions related to the remaining term of the instruments and risk-free rates of return, our current common stock price and expected dividend yield, and the expected volatility of our common stock price over the life of the embedded derivative. The identification of, and accounting for, derivative instruments and the assumptions used to value them can significantly affect our financial statements.

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

                           SUMMARY COMPENSATION TABLE

                                                            ANNUAL
                                                         COMPENSATION
                                                     --------------------
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


NAME AND ADDRESS                     NUMBER OF SHARES OF           PERCENT OF
OF BENEFICIAL OWNER(1)               BENEFICIAL OWNER (2)            CLASS

Patrick Soon-Hock Lim                    50,995,000 (3)               52.09

Valerie Hoi-Fah Looi                      4,820,000                    4.92

Mark Deschaine (4)                        1,004,500                    1.03

Wan Abdul Razak bin Muda                    400,000                       *

Chee-Hong Leong                              78,000                       *
                                        -----------                  ------
All Officers and Directors as
a Group (5 persons)                      57,297,500                   58.04
                                        ===========                  ======
*    Less than 1%.


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


3.2 Amended and Restated Certificate of Incorporation of Secured Digital Applications, Inc.


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

21.1      List of Subsidiaries

31.1 Certification by Chief Executive Officer pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934


31.2 Certification by Chief Accounting Officer pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934


32.1      Certification by Chief Executive Officer pursuant to 18 U.S.C. 1350


32.2      Certification by Chief Accounting Officer pursuant to 18 U.S.C. 1350



ITEM 14.  Principal Accountant Fees and Services

Our principal auditor during fiscal 2003 and 2004 is GHP Horwath, P. C. Aggregate fees were billed or expected to be billed in the following categories and amounts:

                                          Years Ended December 31,
                                        -----------------------------
                                          2004                 2003
                                        ---------           ---------
          Audit Fees                    $  96,700           $  50,500
          Audit Related                        --                  --
          Tax Related                          --                  --
          Other Fees                           --                  --

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


                                     Secured Digital Applications, Inc.


Dated:  April 10, 2006               By:  /s/ Patrick Soon-Hock Lim
                                          -------------------------
                                          Patrick Soon-Hock Lim
                                          Chairman and Chief Executive Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

          SIGNATURE                      TITLE                      DATE
          ---------                      -----                      -----

/s/ Patrick Soon-Hock Lim      Chairman, Chief Executive        April 10, 2006
----------------------------   Officer and Director
Patrick Soon-Hock Lim          (Principal Executive Officer)



   Resigned                    Chief Financial Officer          April 10, 2006
----------------------------   (Financial Officer and
Chee Hong Leong                Principal Accounting Officer
                               - resigned on 11.19.05)




/s/ Voon Fui Yong              Chief Accounting Officer         April 10, 2006
----------------------------   (Financial Officer and
Voon Fui Yong                  Principal Accounting Officer
                               - appointed on 11/19/05)


/s/ Valerie Hoi-Fah Looi       Secretary and Director           April 10, 2006
----------------------------
Valerie Hoi-Fah Looi



/s/ Wan Abdul Razak bin Muda   Director                         April 10, 2006
----------------------------
Wan Abdul Razak bin Muda



   Resigned                    Director                         April 10, 2006
----------------------------
Mark Deschaine

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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


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

As discussed in Note 1, the Company restated its 2004 consolidated financial statements to reflect the correction of an error in accounting for a May 2004 issuance of preferred stock of a subsidiary, a convertible term note and related warrants.


GHP HORWATH, P.C.

Denver, Colorado
April 14, 2005, except for the effects of the restatement discussed in Note 1, as to which the date is April 7, 2006

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2004
                                 (As restated)


                                     ASSETS

Current assets:

     Cash                                                                    $     92,493
     Cash, restricted (Note 7)                                                  6,456,408
     Trade receivables,
       less allowance for doubtful accounts of $55,000 (Notes 6 and 14)         4,381,419
     Other accounts receivable,
       less allowance for doubtful accounts of $371,000                           268,893
     Prepaid expenses                                                              68,345
     Inventories                                                                  507,583
                                                                             ------------
              Total current assets                                             11,775,141
Property and equipment, net (Note 5)                                            1,256,861
Customer list (Note 2 and 3)                                                      189,000
License (Note 2 and 3)                                                             65,000
Goodwill (Note 2 and 3)                                                           852,525
Long-term receivables, related parties (Note 6)                                   309,584

                                                                             ------------
                                                                             $ 14,448,111
                                                                             ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Bank overdraft and borrowings (Note 8)                                  $    763,424
     Current portion of capital lease obligations (Note 9)                         42,752
     Current portion of convertible term note - net of issuance
       costs and derivative liability of $112,829 (Note 12)                        63,641
     Current portion of term loan (Note 10)                                        65,637
     Accounts payable                                                           1,112,708
     Accrued expenses                                                             223,931
     Amount due to an affiliated company (Note 6)                                  94,895
     Amount due to a director (Note 6)                                             68,902
     Income tax provision (Note 11)                                                32,428
     Preferred stock dividend provision                                           366,896
                                                                             ------------
              Total current liabilities                                         2,835,214


     Capital lease obligations, net of current portion (Note 9)                    31,626
     Convertible term note, net of current portion - net of issuance
       costs and derivative liability of $132,544 (Note 12)                       117,456
     Term loan, net of current portion (Note 10)                                  150,071
     Deferred income tax (Note 11)                                                131,316
     Deferred gain (Note 6)                                                       309,584
                                                                             ------------
              Total liabilities                                                 3,575,267
                                                                             ------------
                                   (continued)


               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (CONTINUED)
                                DECEMBER 31, 2004
                                    (As restated)


Series A convertible preferred stock of subsidiary - net of
  issuance costs and derivative liability                                       2,687,311
  of $3,312,689 (Liquidation preference of $6,000,000)                       ------------


Minority interest                                                                 555,281
                                                                             ------------
Commitments and contingencies (Notes 17, 18, 19 and 20)

Shareholders' equity (Note 13):
     Series A convertible preferred stock, $0.10 par value;
       1,000,000 shares authorized; 100,000 shares issued and outstanding,
       liquidation preference $3,678,000                                           10,000
     Common stock, $.00001 par value; 350,000,000 shares authorized;
        103,151,152 shares issued                                                     955
     Additional paid-in capital                                                 6,776,000
     Common treasury stock, 8,530,000 shares at cost                              (30,375)
     Options                                                                       78,835
     Deferred compensation                                                        (11,447)
     Warrants                                                                     749,715
     Retained earnings                                                                 --
     Accumulated other comprehensive income                                        56,569
                                                                             ------------
              Total shareholders' equity                                        7,630,252
                                                                             ------------
                                                                             $ 14,448,111
                                                                             ============

                 See notes to consolidated financial statements

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                                   2004              2003
                                                                                ------------    ------------
                                                                               (As restated)
Revenues:

     Related parties (Note 6)                                                   $  1,316,052    $  1,153,578
     Others                                                                       19,121,978      14,704,575
                                                                                ------------    ------------
                                                                                  20,438,030      15,858,153
Cost of revenues                                                                  18,278,811      14,035,662
                                                                                ------------    ------------
Gross profit                                                                       2,159,219       1,822,491
                                                                                ------------    ------------
Operating expenses:
     Sales and marketing                                                              43,677          38,623
     General and administrative:
       Related parties (Note 6)                                                       85,263          85,263
       Others                                                                      1,490,132         794,658
                                                                                ------------    ------------
Total operating expenses                                                           1,619,072         918,544
                                                                                ------------    ------------
Income from operations                                                               540,147         903,947
                                                                                ------------    ------------
Other income (expense):
     Interest expense                                                               (108,686)        (12,115)
     Amortization of debt issuance costs                                             (29,835)           --
     Other issuance costs                                                           (210,311)           --
     Gain on value of derivative liabilities                                         980,423            --
     Interest income                                                                  16,408            --
     Gain on disposal of assets, related parties (Note 6)                            245,416          73,157
     Other income                                                                     14,933          50,000
     Share of associate companies' losses                                             (6,355)         (2,551)
                                                                                ------------    ------------
                                                                                     901,993         108,491
                                                                                ------------    ------------
Income from continuing operations before income tax and minority interest          1,442,140       1,012,438
Income tax                                                                          (180,083)        (24,736)
                                                                                ------------    ------------
Income from continuing operations before minority interest                         1,262,057         987,702
Minority interest                                                                    (31,588)       (161,378)
                                                                                ------------    ------------
Income from continuing operations                                                  1,230,469         826,324
                                                                                ------------    ------------
Discontinued operations:

     Income (loss) from operations of discontinued material handling subsidiaries before income tax (including gain on disposal of
      $131,115 in 2004)                                                                1,425          (2,968)
       Income tax                                                                       --            (7,983)
                                                                                ------------    ------------

     Income(loss) from discontinued operations                                         1,425         (10,951)
                                                                                ------------    ------------
Net income                                                                      $  1,231,894    $    815,373
                                                                                ============    ============

                                   (continued)

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                                                 2004               2003
                                                                                           ----------------   ----------------
                                                                                            (As restated)

Net income                                                                                 $      1,231,894   $        815,373

Preferred stock dividend                                                                           (375,434)             --

Accretion to preferred stock redemption value                                                      (714,182)             --

                                                                                           ----------------   ----------------

Net income applicable to common shareholders                                               $        142,278   $        815,373
                                                                                           ================   ================





Net income per common share from continuing operations:

       Basic and diluted                                                                   $           0.01   $           0.01
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
                                                                                           ================   ================


* less than $0.01 per share

                 See notes to consolidated financial statements

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
               YEARS ENDED DECEMBER 31, 2004 (AS RESTATED) AND 2003


                              Preferred stock            Common Stock        Additional
                                          Par                      Par         paid-in     Treasury
                              Shares     Value       Shares        Value       capital       stock
                             ---------  --------    -----------  ---------  ------------   ----------
Balances, January 1, 2003           --  $     --     98,950,899  $     989  $  3,564,241   $       --
Purchase of common shares           --        --     (1,305,000)        --            --      (52,298)
Issuance of common shares           --        --        250,000         --        42,252        7,748
Issuance of common shares           --        --         33,000         --         2,805           --
Cancellation of stock options
 issued to a consultant             --        --             --         --            --           --
Amortization of deferred
 compensation for the year
  ended December 31, 2003           --        --             --         --            --           --
Comprehensive income:
 Net income for the year
  ended December 31, 2003           --        --             --         --            --           --
 Comprehensive income               --        --             --         --            --           --
                             ---------  --------    -----------  ---------  ------------   ----------

Balances, December 31, 2003         --        --     97,928,899        989     3,609,298      (44,550)
Issuance of warrants                --        --             --         --            --           --
Return of common shares        100,000    10,000     (8,000,000)       (80)       (9,920)          --
Common Stock issued for
 services                           --        --        300,000          3        50,797           --
Common Stock issued for
 services                           --        --        525,000          5        91,570       14,175
Issuance of stock options           --        --             --         --            --           --
Issuance of stock options           --        --             --         --            --           --
Issuance of common shares as
 compensation for:
  fund raising expenses             --        --        547,230          6       133,494           --
  professional fees                 --        --        649,735          6       158,062           --
Conversion of preferred shares      --        --      2,500,000         25       776,384           --
Reclassification of embedded
 derivatives                        --        --             --         --     2,113,162           --
Conversion of term note             --        --        170,288          1        31,239           --
Redemption of term note             --        --             --         --        (1,409)          --
Amortization of deferred
 compensation for the year
  ended December 31, 2004           --        --             --         --            --           --
Comprehensive income:
 Net income for the year
  ended December 31, 2004           --        --             --         --            --           --
  Comprehensive income              --        --             --         --            --           --
Dividend declared for the year
  ended December 31, 2004           --        --             --         --      (176,677)          --
Accretion to preferred stock
  redemption value                   --       --             --         --            --           --
                             ---------  --------    -----------  ---------  ------------   ----------

Balances, December 31, 2004    100,000  $ 10,000     94,621,152  $     955  $  6,776,000   $  (30,375)
                             =========  ========    ===========  =========  ============   ==========

                                   (continued)


              SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                      AND COMPREHENSIVE INCOME (CONTINUED)
              YEARS ENDED DECEMBER 31, 2004 (AS RESTATED) AND 2003

                                                                             Accumulated
                                         Deferred               Retained       other
                                       Compensation             earnings/   comprehensive
                               Options    Cost       Warrants   (deficit)      Income         Total
                             ---------  ---------   ---------  -----------  -----------   -----------
Balances, January 1, 2003    $  17,620  $  (8,500)  $      --  $(1,134,328) $    56,569   $ 2,496,591
Purchase of common shares           --         --          --           --           --       (52,298)
Issuance of common shares           --         --          --           --           --        50,000
Issuance of common shares           --         --          --           --           --         2,805
Cancellation of stock options
 issued to a consultant         (2,820)        --          --           --           --        (2,820)
Amortization of deferred
  compensation for the year
  ended December 31, 2003           --      8,500          --           --           --         8,500
Comprehensive income:
  Net income for the year
  ended December 31, 2003           --         --          --      815,373           --       815,373
 Comprehensive income               --         --          --           --           --       815,373
                             ---------  ---------   ---------  -----------  -----------   -----------

Balances, December 31, 2003     14,800         --          --     (318,955)      56,569     3,318,151
Issuance of warrants                --         --     749,715           --           --       749,715
Return of common shares             --         --          --           --           --            --
Exercise of stock options      (14,800)        --          --           --           --       (14,800)
Common stock issued for             --         --          --           --           --        50,800
 services
Common stock issued for
 services                           --         --          --           --           --       105,750
Issuance of stock options       26,600    (26,600)         --           --           --            --
Issuance of stock options       52,235         --          --           --           --        52,235
Issuance of common shares as
 compensation for:
  fund raising expenses             --         --          --           --           --       133,500
 professional fees                  --         --          --           --           --       158,068
Conversion of preferred shares      --         --          --           --           --       776,409
Reclassification of embedded
 derivatives                        --         --          --           --           --     2,113,162
Conversion of term note             --         --          --           --           --        31,240
Redemption of term note             --         --          --           --           --        (1,409)
Amortization of deferred
 compensation for the year
  ended December 31, 2004           --     15,153          --           --           --        15,153
Comprehensive income:
 Net income for the year
  ended December 31, 2004           --         --          --    1,231,894           --     1,231,894
Comprehensive income                --         --          --           --           --     1,231,894
Dividend declared for the year
  ended December 31, 2004           --         --          --     (198,757)          --      (375,434)
Accretion to preferred stock
  redemption value                  --         --          --     (714,182)          --      (714,182)

                             ---------  ---------   ---------  -----------  -----------   -----------
Balances, December 31, 2004  $  78,835  $ (11,447)  $ 749,715  $        --  $    56,569   $ 7,630,252
                             =========  =========   =========  ===========  ===========   ===========

                 See notes to consolidated financial statements

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                                      2004           2003
                                                                                  -----------    -----------
                                                                                 (As restated)
CASH FLOWS FROM OPERATING ACTIVITIES
     Income from continuing operations                                            $ 1,230,469    $   826,324
     Adjustments to reconcile net income to net cash (used in)
      provided by operating activities:

     Minority interest                                                                 31,588        161,378
     Depreciation and amortization                                                    262,285        244,578
     Amortization of debt issuance costs                                               29,835           --
     Amortization of embedded liability of term note                                   66,819           --
     Gain on value of derivative liabilities                                         (980,423)          --
     Deferred compensation expense                                                     15,153          8,500
     Other compensation expense                                                       306,053           --
     Compensation expense reversed for canceled options                                  --           (2,820)
     Reserve for bad debts                                                             12,369           --
     Gain on disposal of assets, related party                                       (245,416)       (73,157)
     Share of associate companies' losses                                               6,355          2,551
     Warrants issued for other issuance costs                                         210,311           --
     Changes in operating assets and liabilities, net of effects from purchase of Gallant Group of companies and ATG in 2004 and AEC, ASS and
       ALG in 2003
       Increase in receivables                                                     (1,711,036)      (429,189)
       Increase in prepaid expenses                                                   (26,711)        (3,537)
       (Decrease) Increase in inventories                                             (46,327)        (4,693)
       Decrease in payables and accrued expenses                                     (110,836)       (79,633)
       Increase in income tax liability                                               154,085         29,956
                                                                                  -----------    -----------
           Net cash (used in) provided by operating activities                       (795,427)       680,258
                                                                                  -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from sale of property and equipment                                        --              731
     Purchase of property and equipment                                               (66,275)       (28,550)
     Payment for purchase of businesses, net of cash acquired                         (19,654)       (21,836)
     Proceeds from sale of investment in associate companies                           36,316        (45,222)
                                                                                  -----------    -----------
           Net cash used in investing activities                                      (49,613)       (94,877)
                                                                                  -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of convertible term note, net                             470,323           --
     Repayment of convertible term note                                               (13,297)          --
     Payment on redemption of term note                                                (1,409)          --
     Payment of expenses in connection with subsidiary preferred stock issuance      (296,323)          --
     Proceeds from exercise of stock options                                           12,000          2,805
     Proceeds from restricted cash on conversion of preferred stock                   500,000           --
     Proceeds from issuance of shares of common stock                                    --           50,000
     Proceeds from minority investors in subsidiaries                                    --            2,632
     Payment for purchase of common shares for treasury                                  --          (52,298)
     Net (payment to) proceeds from affiliated company                                (53,430)         7,593
     Net proceeds from (payment to) a director                                         19,714       (169,383)
     Payment of obligations under capital leases                                       (9,645)       (27,838)
     Payment of term loan                                                             (17,343)          --
     Payment of subsidiary's preferred stock dividend                                  (8,538)          --
     Increase in restricted cash                                                     (184,542)          --
     Net increase in bank borrowings                                                  294,977           --
                                                                                  -----------    -----------
           Net cash provided by (used in) financing activities                        712,487       (186,489)
                                                                                  -----------    -----------
Net (decrease) increase in cash                                                      (132,553)       398,892
Net cash used in discontinued operations                                              (19,873)      (164,050)
Cash, beginning of year                                                               244,919         10,077
                                                                                  -----------    -----------
Cash, end of year                                                                 $    92,493    $   244,919
                                                                                  ===========    ===========
                                   (continued)


               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                                                2004            2003
                                                                             -----------    -----------
                                                                            (As restated)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Cash paid for interest during the year                                  $    31,728    $    12,673
                                                                             ===========    ===========
     Cash paid for income taxes during the year                              $    25,998    $     2,763
                                                                             ===========    ===========
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
        FINANCING ACTIVITIES:

Preferred stock (Note 13)
   Restricted cash received in exchange for preferred stock of subsidiary    $ 6,500,000    $      --
                                                                             ===========    ===========
Accretion to preferred stock redemption value                                $   714,182    $      --
                                                                             ===========    ===========

Preferred stock dividends declared                                           $   375,434    $      --
                                                                             ===========    ===========
Warrants issued in exchange for debt                                         $   749,715    $      --
                                                                             ===========    ===========
Reclassification of embedded liabilities                                     $ 2,113,162    $      --
                                                                             ===========    ===========
Receivable for exercise of stock options, received in January 20, 2005       $    24,000    $      --
                                                                             ===========    ===========
Conversion of convertible term note and related accrued interest             $    34,058    $      --
                                                                             ===========    ===========

Issuance of common stock for services rendered by consultant
  with regard to equity transaction                                          $   133,500    $      --
                                                                             ===========    ===========
Payments on accounts receivable made directly by customers to an
     affiliated company for amounts the Company owed it. (Note 6)            $      --      $    30,000
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
                                                                             ===========    ===========

                                   (continued)


               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2004 AND 2003




                                                2004
                                             ----------
                                           (As restated)


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


-    Armor  Multi  Systems  Sdn  Bhd ("AMS") (f/k/a Asiaco Multi Corporation Sdn
     Bhd) and Secured Shipping Sdn Bhd ("SS"), all Malaysian corporations wholly -owned by the Company from the date of incorporation on November 10, 2003 and December 8, 2003, respectively;


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


RESTATEMENT OF 2004 CONSOLIDATED FINANCIAL STATEMENTS

Subsequent to the issuance of the Company's December 31, 2004 consolidated financial statements, and based upon a further evaluation of the factors utilized in determining the accounting and presentation of a May 2004 issuance of preferred stock of a subsidiary, a convertible term note and related warrants, the Company determined that both the preferred stock of a subsidiary and the convertible term note contained embedded derivatives that must be bifurcated from their host instruments. In addition, the Company determined that the warrants and the preferred stock of a subsidiary should not initially be classified as a component of shareholders' equity (See notes 12 and 13). Accordingly, the Company's 2004 consolidated financial statements have been restated, resulting in an increase in net income of $696,534 ($.01 per share) and a decrease in net income available to common shareholders of $17,648 (less than $.01 per share). In addition, shareholders' equity decreased by $2,506,702 as of December 31, 2004.

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


DERIVATIVE INSTRUMENTS

In connection with the issuances of equity instruments or debt, the Company may issue options or warrants to purchase common stock. In certain circumstances, these options or warrants may be classified as liabilities, rather than as equity. In addition, the equity instrument or debt may contain embedded derivative instruments, such as conversion options or listing requirements, which in certain circumstances may be required to be bifurcated from the associated host instrument and accounted for separately as a derivative liability instrument. The Company accounts for derivative liability instruments under the provision of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities".

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

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003


NOTE 2: SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NET INCOME PER COMMON SHARE (CONTINUED)

                                                                                Year ended December 31
                                                                              2004                  2003
                                                                       ------------------    ------------------
                                                                         (As Restated)
Net income                                                             $           1,232     $             815
Preferred stock dividend                                                            (375)                   --
Accretion to preferred stock redemption value                                       (714)                   --
                                                                       ------------------    ------------------
Net income available to common shareholders                            $             143     $             815
                                                                       ==================    ==================
Weighted average shares outstanding - basic                                       94,350                98,060
                                                                       ==================    ==================
Net income per share - basic                                           $               *     $            0.01
                                                                       ==================    ==================

Weighted average shares outstanding - basic                                       94,350                98,060
Common stock issuable to consultant                                                  354                   101
Dilutive stock options and warrants                                                  478                    --
                                                                       ------------------    ------------------
Weighted average shares outstanding - diluted                                     95,182                98,161
                                                                       ==================    ==================
Net income per share - diluted                                         $               *     $            0.01
                                                                       ==================    ==================

*  Less than $.01 per share

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash, accounts receivable, bank overdraft and borrowings, term loans, accounts payable, preferred stock of a subsidiary, warrant and derivative liabilities. The carrying value of term loans approximate fair value because the loans bear interest rates at or near current market rates. The carrying amounts of all other, non-related party financial instruments approximate fair value due to their short maturities. The fair values of amounts due to and from related parties are not practicable to estimate, due to the related party nature of the underlying transactions. The Company has no material off-balance sheet financial instruments.

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

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003


NOTE 2: SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


STOCK-BASED COMPENSATION (CONTINUED)

                                                                                      Year Ended December 31,
                                                                                      2004              2003
                                                                                   --------------  -------------
                                                                                   (As Restated)
Net income applicable to common shareholders                                       $    142,278    $    815,373
Add: Stock-based employee compensation expense
        included in reported net income, net of related tax                              52,235              --
Less: Total stock-based employee compensation expense
         determined under fair value based method for all
         awards, net of related tax effects                                             (88,100)             --
                                                                                  --------------   -------------
Pro forma net income (loss) applicable to common shareholders                     $     106,413    $    815,373
                                                                                  ==============   =============
Income per share:
 Basic and diluted - as reported                                                  $           *    $       0.01
                                                                                  ==============   =============
 Basic and diluted - pro forma                                                    $           *    $       0.01
                                                                                  ==============   =============


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
                                                               ================

The following unaudited proforma financial information presents results of operations as if the acquisition of the above subsidiaries had occurred at the beginning of the respective years ended December 31, 2004 and 2003:

                                                        2004           2003


Revenue                                             $ 22,857,197    $ 20,014,012
                                                    ============    ============
Net income (2004, as restated)                      $    887,123    $    844,533
                                                    ============    ============
Basic and diluted net income per common share
 (2004, as restated)                                $       0.01    $       0.01
                                                    ============    ============

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

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003




NOTE 8: BANK OVERDRAFT AND BORROWINGS

As of December 31, 2004, the Company's subsidiaries have the following bank facilities:

                                                                    GIH              GZ               Total
                                                              --------------    --------------   --------------
Bank overdraft                                                $     132,000     $      79,000    $     211,000
Trade financing facilities                                          211,000           631,000          842,000
                                                              --------------    --------------   --------------
Total bank facilities available                               $     343,000     $     710,000    $   1,053,000
                                                              ==============    ==============   ==============
Balance utilized as of December 31, 2004                      $     187,700     $     575,724    $     763,424
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

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003




NOTE 11: INCOME TAXES

For 2004 and 2003, all income of the Company was derived from its activities in Malaysia and the United States. Provision for income tax liability for the year ended December 31, 2004 and 2003, respectively, is as follows:


                                                      Year ended December 31,
                                                      2004            2003
                                                  -------------   -------------
                                                  (As Restated)
Current tax expense                               $      48,767   $      24,736
Deferred tax expense                                    131,316              --
                                                  -------------   -------------
Provision for Malaysian income tax expense
     on the Company and its subsidiaries' income  $     180,083   $      24,736
                                                  =============   =============

The difference between current income tax expense and expected income tax expense computed applying the United States Federal income tax rate of 34% to income from continuing operations before income tax and minority interest is explained as follows:

                                                     Year ended December 31,
                                                      2004            2003
                                                 --------------   -------------
                                                  (As Restated)
     Expected income tax expense                 $     480,100    $    345,000
     Effect of lower Malaysian tax rate of 28%         (84,700)             --
     Benefit of operating loss carry forwards         (179,900)       (284,680)
     Other, including permanent differences           (166,733)        (35,584)
                                                 --------------   -------------
     Current income tax expense                  $      48,767    $     24,736
                                                 ==============   =============

Temporary differences and carry forwards that give rise to deferred tax assets and liabilities as of December 31, 2004 (as restated) are as follows:

Deferred tax assets
       Net operating loss carry forward                           $    897,999
       Less: Valuation allowance                                      (792,736)
                                                                  -------------
       Deferred tax asset net of allowance                             105,263

Deferred tax liabilities
       Depreciation                                               $   (236,579)
                                                                  -------------
Net deferred tax liability                                        $   (131,316)
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



NOTE 12: CONVERTIBLE TERM NOTES


On May 28, 2004, the Company entered into a Securities Purchase Agreement ("SPA") with an unrelated investors group (the "Master Fund") under which the Company obtained $500,000 funding through the sale of a Convertible Term Note (the "Note") in the principal amount of $500,000. Some of the significant terms of the Note include the following:

1.   The Note has a three-year term with a maturity date of May 28, 2007.
2. Interest rate of 2% above the "prime rate" as published by the Wall Street Journal from time to time subject to a floor of 6%. The monthly interest will be adjusted downward based on a minimum increase of 25 percent of the price of the common stock above the conversion price.
3. Monthly principal payments of $14,706 commencing on September 1, 2004 with the unpaid principal balance and any unpaid and/or accrued interest due and payable on May 28, 2007.
4. The principal and the interest can be paid in cash or in common stock at a fixed conversion price of $0.35 per share, at the Master Fund's option, provided that the volume weighted average price (VWAP) of the common stock for the ten trading days immediately preceding the due date is 110% above the exercise price.
5. The Note is convertible into shares of the Company's common stock at a fixed conversion price of $0.35 per share, subject to conversion limitations as defined in the Note. The fixed conversion price was reset to $0.20 per share pursuant to an agreement entered into by the Master Fund and the Company on August 11, 2004 (see Note 13).
6. The Company issued warrants to purchase up to 300,000 shares of the Company's common stock, subject to the conversion limitations as defined in the Note. The warrants have a seven-year term and an exercise price of $0.40 per share for the first 100,000 shares, $0.43 per share for the second 100,000 shares and $0.47 per share for the third 100,000 shares.
7. The Company has granted a security interest in all of its net assets and the net assets of one of its wholly-owned subsidiaries, until such time that the Note is satisfied.
8. The SPA also included a condition that required the Company to cause its common stock to be listed on the NASDAQ Smallcap Market, NASDAQ National Market System, the American Stock Exchange or the New York Stock Exchange on or prior to November 15, 2004 ("the Listing Condition").


The Company used $326,000 of the proceeds for payment of expenses relating to the issuance of the Note and convertible preferred stock to secure an additional $6.5 million financing from the Master Fund (see Note 13). The balance of the Note proceeds was used as working capital.

During the year ended December 31, 2004, the Company repaid $14,706 of principal with cash and converted $29,412 of principal and $4,646 of accrued interest to 170,288 shares of the Company's common stock. In December 2004, the Master Fund submitted a notice to convert $29,412 of principal and $5,493 of accrued interest to 174,526 shares of the Company's common stock. The common stock was issued to the Master Fund on January 6, 2005.

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003


NOTE 12: CONVERTIBLE TERM NOTES (CONTINUED)

The Company evaluated the Note's conversion terms to determine if it gave rise to an embedded derivative that would need to be accounted for separately under SFAS No. 133 and Emerging Issues Task Force (EITF) 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." The Company determined that certain provisions, including a conversion price that was not fixed and the Listing Condition, resulted in the conversion feature being an embedded derivative that must be bifurcated from the Note and recorded as a derivative liability. The Company also determined that the same provisions resulted in the classification of the warrants as a liability. Black-Scholes valuations were performed on the warrants and the derivative liability.

The Company recorded an initial liability of $246,681 for the value of the embedded liability. The initial value of the embedded liability is amortized over the term of the Note. In 2004, the Company recognized amortization expense of $66,819 and is included in interest expense.

The Company recorded debt discount and amortization costs of $95,346, which included the initial value of the warrants of $62,525. These costs are amortized over the term of the Note. Amortization in the amount of $29,835 for the year ended December 31, 2004 is included in amortization of debt issuance costs in the statement of operations.

On November 15, 2004, the Listing Condition was removed. This resulted in the elimination of the need to bifurcate the embedded derivative associated with the Note's conversion feature. This also resulted in the reclassification of the warrants from a liability to shareholders' equity.

From the date of issuance through November 15, 2004, the date the Listing Condition was removed, the Company valued the derivative liability and the warrants at the end of each reporting period, with changes in the fair value recorded as charges or credits to gain on value of derivative liabilities in the period in which the change occurred. In 2004, the Company recognized income of $69,415.

On November 15, 2004, the fair value of the derivative liability of $190,754 was credited to additional paid in capital and the fair value of the warrants of $49,037 was reclassified to shareholders' equity. The remaining unamortized debt discount of $65,511 and unamortized embedded liability of $179,862 will continue to be amortized over the remaining term of the Note.

As of December 31, 2004, outstanding principal of the convertible term note net of issuance costs and the derivative liability was $181,097, of which $74,936 is due in 2005, $74,936 in 2006 and $31,225 in 2007.

A summary of the status of the discounted principal, derivative liability and issue costs of the Note from May 28, 2004 through December 31, 2004 is presented below:

                                                                Derivative
                                               Principal        Liability      Issue Costs          Net
                                           ---------------   -------------  ---------------  ----------------
Issuance on May 28, 2004                   $       500,000   $     246,681  $        95,346  $        157,973
Repayment in September 2004                        (14,706)         (6,821)          (2,571)           (5,314)
Conversion in November 2004                        (29,412)        (13,035)          (4,830)          (11,547)
Conversion in December 2004                        (29,412)        (12,723)          (4,674)          (12,015)
Amortization of issue costs                            --              --           (17,760)           17,760
Amortization of embedded liability                     --          (34,240)             --             34,240
                                           ---------------   -------------  ---------------  ----------------
Balance as of December 31, 2004            $       426,470   $     179,862  $        65,511  $        181,097
                                           ===============   =============  ===============  ================

A summary of the status of the fair value of the embedded liability and associated warrants of the
Note from May 28, 2004 through December 31, 2004 is presented below:

                                               Derivative                    Gain on Value of
                                               Liability        Warrants     Embedded Liabilities
                                           ---------------   -------------  --------------------
Issuance on May 28, 2004                   $       246,681   $      62,525  $           --
Changes in fair value                              (55,927)        (13,488)          69,415
Removal of Listing Condition
  in November 2004                                (190,754)        (49,037)             --
                                           ---------------   -------------  ---------------
Balance as of December 31, 2004            $           --    $         --   $        69,415
                                           ===============   =============  ===============

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

PREFERRED STOCK OF A SUBSIDIARY

On May 28, 2004, the Company and one of the Company's wholly owned subsidiaries, SDA America, Inc. ("SDAA") entered into the "SPA" with the Master Fund under which SDAA issued 6,500,000 shares of Series A Convertible Preferred Stock (the "Series A Preferred") at a price of $1.00 per share, which is convertible into shares of the Company's common stock, and warrants to purchase up to 3,000,000 shares of the Company's common stock.

The Series A Preferred is convertible, subject to certain conversion limitations, into common stock of the Company at the option of the Master Fund and is entitled to cumulative preferential dividends at a rate per annum equivalent to the "prime rate" published in The Wall Street Journal from time to time plus 2%, subject to a floor of 6% per annum. The preferred stock dividends can be paid in cash or in shares of the Company's common stock at a fixed conversion price of $0.35 per share, at the Master Fund's option, provided that the volume weighted average price (VWAP) of the Company's common stock for the ten trading days immediately preceding the due date is 110% above the exercise price. The warrants have a seven-year term and an exercise price of $0.40 per share for the first 1,000,000 shares, $0.43 per share for the second 1,000,000 shares and $0.47 per share for the third 1,000,000 shares. The Series A Preferred has a liquidation value of $1.00 per share.

On August 11, 2004, the Company and the Master Fund executed an amendment to certain agreements governing the terms under which the Note and Series A Preferred issued to the Master Fund may be converted into the common stock of the Company. Under the terms of the amendment, the Master Fund may convert a portion of the Note and Series A Preferred as follows: the first $2,000,000 of conversions have been reset to a price of $0.20 per share (whether as principal repayments or accrued and unpaid interest or dividends); the next $1,000,000 of conversions have been reset to a price of $0.25 per share. The remaining conversions permitted under the terms of the original securities issuance will remain unchanged at $0.35 per share.

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

The Company determined that the nature of the cumulative preferred dividends on and the economic characteristics of the Series A Preferred, required the Series A Preferred to be classified outside of permanent equity. Similar to the Note, the Company also evaluated the Series A Preferred's conversion feature to determine if it gave  rise  to an  embedded  derivative  that  would  need to be accounted  for  separately  under  SFAS  No. 133  and  EITF 00-19.  The  Company concluded that certain provisions common to both it and the Note also resulted in the Series A Preferred conversion feature being an embedded derivative that must be bifurcated and recorded as a derivative liability. The Company also determined that warrants issued in connection with the Series A Preferred should be classified as a liability.

On November 15, 2004, the Listing Condition was removed. This resulted in the elimination of the need to bifurcate the embedded derivative associated with the Series A Preferred's conversion feature. This also resulted in the reclassification of the of the 3,000,000 warrants from liability to shareholders' equity. As consideration for the removal of the Listing Condition, the Company issued warrants to the Master Fund to purchase 1,300,000 shares of the Company's common stock. The warrants have a seven-year term and an exercise price of $0.35 per share. The warrants were valued at $210,311 and charged to other issuance costs.

Black-Scholes valuations were performed on the derivative liability associated with the Series A Preferred and the related warrants. The Company recorded an initial derivative liability of $3,206,857. The initial value of the derivative liability is being accreted over three years based on management's estimate of the expected term. In 2004, accretion amounted to $444,457 and is included in accretion to preferred stock redemption value.

The Company recorded issuance costs of $1,051,927, which included the initial value of the warrants of $625,248. These costs are amortized over three years. Amortization of issuance costs totaled $269,725 for the year ended December 31, 2004, and is included in accretion to preferred stock redemption value.

From the date of issuance through November 15, 2004, the date the Listing Condition was removed, the Company valued the derivative liability and the warrants at the end of each reporting period, with changes in the fair value recorded as charges or credits to gain on value of derivative liabilities in the period in which the change occurred. In 2004, the Company recognized income of $911,008, which is included in gain on value of derivative liabilities on the statement of operations. On November 15, 2004, the fair value of the derivative liability of $1,922,408 was credited to additional paid in capital and the fair value of the warrants of $490,367 was reclassified to shareholders' equity. The remaining unamortized issuance costs of $782,202 and unamortized embedded liability of $2,530,487 will continue to be amortized over the remaining term.

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

                SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003



NOTE 13: SHAREHOLDERS' EQUITY (CONTINUED)

PREFERRED STOCK OF A SUBSIDIARY (CONTINUED)

A summary of the status of the stated amount, derivative liability and issue costs of the Series A Preferred from May 28, 2004 through December 31, 2004 is presented below:

                                                Series A          Derivative
                                            Stated Amount       Liability      Issue Costs          Net
                                           ---------------   -------------  ---------------  ----------------
Issuance on May 28, 2004                   $     6,500,000   $   3,206,857  $     1,051,927  $      2,241,216
Conversion in September 2004                      (500,000)       (231,913)         (74,174)         (193,913)
Amortization of issue costs                            --              --          (195,551)          195,551
Amortization of embedded liability                     --         (444,457)             --            444,457
                                           ---------------   -------------  ---------------  ----------------
Balance as of December 31, 2004            $     6,000,000   $   2,530,487  $       782,202  $      2,687,311
                                           ===============   =============  ===============  ================

A summary of the status of the fair value of the embedded liability and associated warrants of the Note from May 28, 2004 through December 31, 2004 is presented below:

                                                Derivative                      Gain on Value of
                                               Liability       Warrants     Embedded Liabilities
                                           ---------------   -------------  --------------------
Issuance on May 28, 2004                   $     3,206,857   $     625,248  $           --
Changes in fair value                             (776,127)       (134,881)         911,008
Conversion in September 2004                      (508,322)            --               --
Removal of Listing Condition
  in November 2004                              (1,922,408)       (490,367)             --
                                           ---------------   -------------  ---------------
Balance as of December 31, 2004            $           --    $         --   $       911,018
                                           ===============   =============  ===============

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


According to the Company's bylaws, the Company shall cease doing business and immediately dissolve, wind up its affairs and distribute its assets upon the occurrence of certain defined events including if, on any date occurring on or after May 28, 2007, the closing price of the Company's common stock on a principal market (as defined) shall fail to be at least $.37 for five (5) of the trailing twenty (20) trading days prior to such date.


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

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003



NOTE 16: SEGMENT INFORMATION (CONTINUED)

OPERATING SEGMENT INFORMATION



                                                                  Year ended December 31, 2004 (As Restated)

                                                                        Material
                                                    Applications        Handling          Gallant        Corporate          Total
                                                   ---------------  ---------------   ---------------  ------------    ------------
Revenue:
   Related parties                                 $    1,316,052   $           --    $           --    $       --     $  1,316,052
   Others                                              17,720,842          535,195           865,941            --       19,121,978
                                                   ---------------  ---------------   ---------------   -----------    ------------
                                                   $   19,036,894   $      535,195    $      865,941    $       --     $ 20,438,030
                                                   ===============  ===============   ===============   ===========    ============
Net income (loss):
from operating segments                            $      583,369   $      (46,598)   $        3,519    $   696,534    $  1,236,824
from discontinued operations                                  428           (5,358)               --             --          (4,930)
                                                   ---------------  ---------------   ---------------   -----------    ------------
                                                   $      583,797   $      (51,956)   $        3,519    $   696,534    $  1,231,894
                                                   ===============  ===============   ===============   ===========    ============
Depreciation expense                               $      240,894   $       16,474    $        7,616
                                                   ===============  ===============   ===============

Non cash compensation expense                      $      306,000
                                                   ===============
Interest expense                                   $       27,289   $           --    $       14,578    $    66,819
                                                   ===============  ===============   ===============   ===========
Interest income                                    $       14,530   $           --    $        1,878
                                                   ===============  ===============   ===============
Share of associate companies losses                $           --   $       (6,355)   $           --
                                                   ===============  ===============   ===============
Income tax expense (benefit)                       $      180,526   $       (2,631)   $        2,188
                                                   ===============  ===============   ===============
Expenditures for additions to long lived assets    $       43,725   $       19,283    $           --
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


               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003



NOTE 16: SEGMENT INFORMATION (CONTINUED)

OPERATING SEGMENT INFORMATION (CONTINUED)

                                                                        Year ended December 31, 2003
                                                               Applications       Material            Total
                                                                                  Handling
                                                              ----------------- ---------------- -----------------
Revenue:
   Related parties                                          $       308,289     $            --    $       308,289
   Others                                                        15,499,474              50,390         15,549,864
                                                            ----------------    ----------------   ----------------
                                                            $    15,807,763     $        50,390    $    15,858,153
                                                            ================    ================   ================
Net income (loss):
   from operating segments                                  $       851,743     $       (22,868)   $       828,875
   from discontinued operations                                                         (13,502)           (13,502)
                                                            ----------------    ----------------   ----------------
                                                            $       851,743     $       (36,370)   $       815,373
                                                            ================    ================   ================
Depreciation expense                                        $       239,830     $         3,012
                                                            ================    ================
Interest expense                                            $        12,115     $            --
                                                            ================    ================
Share of associate companies' losses                        $            --     $         2,551
                                                            ================    ================
Income tax expense                                          $        32,719     $            --
                                                            ================    ================
Expenditures for additions to long lived assets             $         4,866     $        23,684
                                                            ================    ================

Total consolidated assets as of December 31, 2004 are as follows:

   Applications                                                                                    $    12,683,711
   Material handling                                                                                       444,628
   Gallant                                                                                               1,319,772
                                                                                                   ----------------
   Total consolidated assets                                                                       $    14,448,111
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