Form 10KSB
period 2005-12-31
SECURED DIGITAL APPLICATIONS INC
filed 2006-04-17
CIK 940516

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2005
                           COMMISSION FILE NO. 0-25658

                       SECURED DIGITAL APPLICATIONS, INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

             DELAWARE                                   84-1357927
  (STATE OR OTHER JURISDICTION                        (IRS EMPLOYER
        OF INCORPORATION)                          IDENTIFICATION NO.)

                             PARK 80 WEST, PLAZA ONE
                             SADDLE BROOK, NJ  07663
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

                                 (201) 843 0222
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

     Issuer's revenues for its most recent fiscal year: $28,307,362

     The aggregate market value of the voting stock of the Company held by non-affiliates as of April 12, 2006 was approximately $5,112,293.

     The number of shares outstanding of the Company's common stock, as of April 12, 2006, was 133,736,378.

     Documents incorporated by reference: None

                                TABLE OF CONTENTS


PART I
Item 1     Description of Business................................................... 3
Item 2     Description of Property...................................................14
Item 3     Legal Proceedings.........................................................14
Item 4     Submission of Matters to a Vote of Security Holders.......................14

PART II
Item 5     Market for Common Equity and Related Stockholder Matters..................15
Item 6     Management's Discussion and Analysis......................................17
Item 7     Financial Statements......................................................38
Item 8     Changes In and Disagreements with Accountants on Accounting and Financial Disclosure..................................................39
Item 8A    Controls and procedures...................................................39


PART III
Item 9     Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act.........................41
Item 10    Executive Compensation....................................................43
Item 11    Security Ownership of Certain Beneficial Owners and Management............44
Item 12    Certain Relationships and Related Transactions............................45
Item 13    Exhibits..................................................................46
Item 14    Principal Accountant Fees and Services....................................47

SAFE HARBOR STATEMENT

     This Form 10-KSB and other reports filed by the Company from time to time with the Securities and Exchange Commission, as well as the Company's press releases, contain or may contain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Information is provided that is based upon beliefs of, and information currently available to, the Company's management, as well as estimates and assumptions made by the Company's management. The Company is including this cautionary statement in this Form 10-KSB to make applicable and to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by or on behalf of us. Statements that are not statements of historical fact may be deemed to be forward-looking statements. Forward-looking statements can be identified by the use of forward-looking terminology such as "believes", "may", "should", "anticipates", "estimates", "expects", "future", "intends", "hopes", "plans", "projects" or the negative thereof. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause actual results of the Company to vary materially from historical results or from any future results expressed or implied in such forward-looking statements.

     These factors include, among others, the following: the inability of the Company to successfully implement its business plans, the cancellation or postponement of contracts that the Company has entered into in connection with its business, the inability to obtain services provided by other companies or service providers, the inability of the Company to raise capital on a timely basis, the inability of the Company to meet certain covenants contained in trade financing agreements, existing and future government regulations, changes and fluctuation in foreign currency exchange rates, the failure to retain qualified personnel, competitive pressures and potentially adverse tax and cash flow consequences resulting from operations in multiple countries with different laws and regulations, and the general economic and business conditions in Malaysia, the United States and the other countries in which we do business, primarily in Asia. The Company does not undertake to update, revise or correct any forward-looking statements.

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

ITEM 1.   DESCRIPTION OF BUSINESS.

     OVERVIEW

     Secured Digital Applications, Inc. ("SDA" or the "Company") is an integrator of related business enterprises and business processes. We generate revenue through our 14 majority or wholly owned subsidiary companies located in the United States and Malaysia, and operating in the information technology, communications, multimedia, retail, international trade and logistics industries.

     Since SDA became a publicly held company through a reverse acquisition in 1999, the Company has expanded its lines of business from a broadband communications operator and internet content provider by acquiring majority interests in regional companies that are believed to have superior potential for growth and profitability as a member of the SDA Group of Companies. Acquisitions are pursued based on management's criteria for acquisition, which include acquisition costs, growth potential, compatibility with SDA's existing subsidiaries and the likelihood, in management's view, that the acquired company will benefit from the centralized managerial and support services provided by SDA's home office in Petaling Jaya, Malaysia.

     SDA's operating subsidiaries offer products in diverse lines of business including the development of internet content, digital security and biometric products, broadband telecommunications, secured shipping, value-added sales of hardware and software, and retail sales of Apple computer products and accessories.

BUSINESS DEVELOPMENT

SDA began operations as a business organized under the law of Malaysia. Following a merger with a Colorado corporation in 1999, we began to do business as Digital Broadband Networks, Inc. On June 5, 2002, we reincorporated under Delaware law by merging the existing Digital Broadband Networks, Inc. with and into a wholly owned subsidiary organized under Delaware law. On January 28, 2004, we changed our name to Secured Digital Applications, Inc. in order to reflect the changed focus of the Company.

SDA's corporate office is located at Park 80 West, Plaza One, Saddle Brook, NJ 07663. We also maintain offices at 11, Jalan 51A/223, 46100 Petaling Jaya, Selangor, Malaysia and No. 17, Lorong Saga Jaya 4, Taman Perindustrian Saga Jaya, 13600 Prai, Penang, Malaysia and operate three retail computer and peripherals stores in the Kuala Lumpur area.

As of April 12, 2006, the Company had a total of 133,736,378 shares of common stock issued. The Company has not been subject to any bankruptcy, receivership or similar proceeding. We have not engaged in any material reclassification, merger, consolidation or sale of a material amount of assets not in the ordinary course of business. The Company has, however, acquired several new subsidiaries during the prior three years and engaged in reorganizations of certain subsidiaries that were not actively operating. The Company also sold certain assets during 2004, which were not significant. The acquisitions, reorganizations and sales of assets are discussed below.

BUSINESS OF ISSUER

Operations of the SDA Group of Companies

     The Company is an integrator of business enterprises and processes and generates revenue through its majority or wholly owned subsidiaries, referred to in this annual report as the "SDA Group of Companies." Our strategy is to develop synergistic lines of businesses in which management functions, are integrated into a centralized management system that is operated for the benefit of all of the SDA companies. Daily operations of the subsidiaries, meanwhile, generally remain under the auspices of line management that holds a minority equity stake in the enterprise. These minority equity holders typically are the founders of the regional businesses that we have acquired.

Primarily  through our  subsidiary,  Secured  Digital  Applications  (M) Sdn Bhd
("SDAM"), we provide managerial, sales and administrative services to our operating subsidiaries in Malaysia and the United States. These services include back-office support, such as accounting, sales, logistics and purchasing. SDAM also provides strategic management for the portfolio of SDA subsidiary companies by through long-term planning, coordinates cross-selling efforts, and organizes projects undertaken in cooperation by multiple subsidiaries.

     SDA continues to seek to add to its holdings with acquisitions that meet management's criteria for inclusion in the group of SDA Companies. In general, we seek regional businesses with strong management willing to remain in considerable positions of responsibility as minority equity holders. We also seek businesses that are operating at a profit or near break-even and which provide a superior opportunity for high rates of growth after integration into the SDA group of companies. In considering potential acquisitions, SDA evaluates such factors as

     o    the  "fit"  of  the  potential   acquisition   among  SDA's   existing
          subsidiaries, in particular whether the acquisition is complementary to SDA's existing operating subsidiaries;

     o the capabilities of existing management and the willingness of existing management to continue with the enterprise as employees and minority equity holders;

     o whether the enterprise provides, in management's view, a superior potential for growth and profitability after acquisition;

     o whether the enterprise, in management's view, can be successfully and beneficially integrated with SDA's existing business processes;

     o the terms under which existing management is prepared to convey a majority interest to SDA; and

     o the demonstrated ability of existing management to operate the enterprise profitably.

SDA's acquisitions and the growth of its operating subsidiaries have been a significant factor in the rapid growth of the company's revenues since 2000, from approximately $4.2 million for the year ended December 31, 2000 to approximately $28.3 million for the year ended December 31, 2005. There can be no assurance, however, of SDA's continuing success with its strategy of acquiring and integrating regional business enterprises.

Since 2000, we have succeeded in financing our acquisitions primarily with internally generated funds and with the issuance of our common stock. This strategy has permitted the Company to maintain a low debt to equity ratio, and at present the company's debt is primarily limited to trade financing secured by restricted cash accounts. There can be no assurance, however, that we will be able to continue to pay for acquisitions with internally generated funds and it is likely that we will require additional funding, which may result in the issuance of additional equity or debt.

During 2004 we secured $7 million in financing through the issuance of convertible debt and convertible preferred stock. In the view of management, however, the terms of the financing ceased to be in the best interests of the

Company and had an unacceptable impact on earnings available to common shareholders. We announced a plan to retire the company's debt and two outstanding issues of convertible preferred stock. The convertible debt and preferred stock were retired in August 2005 and the company recorded certain charges for extraordinary costs associated with this action. See Note 12 and
Note 13 to the financial statements. While we believe that decision to reduce payments for interest and preferred dividends will improve the earnings available to common shareholders during 2006 and thereafter, there can be no assurance that our strategy will be successful, nor can there be any assurance that we will not seek future financing in the form of debt, common equity or preferred equity that has a negative impact on earnings available to common shareholders.

Areas of Operation - Overview

SDA's principal operations are largely in the information technology industry, in which its companies, either independently or through joint projects, seek to develop and commercialize practical applications of digital technology.

SDA's subsidiaries are involved in value-added software applications development, broadband network operation, the sale of devices that utilize broadband networks, the development and sale of devices using wireless communications technologies, the sale of biometric security devices and devices incorporating biometric technology and the development of multi-media Internet content. The Company is also a leading reseller of Apple computer products in Malaysia and operates three retail "digital lifestyle" stores at which it sells Apple computers and other information technology products.

In  addition,  SDA has  sought  to enter the  logistics  and  supply  management business and, through a subsidiary corporation, provides sales, rental and servicing of material handling equipment. SDA has sought to acquire companies with logistics capabilities and executed non-binding letters of intent with companies doing business as logistics operators or transportation intermediaries. Management has determined, however, in the course of its due diligence that these acquisitions did not meet the Company's expectations for growth and profitability and elected to not complete certain acquisitions. The status of these acquisition efforts are discussed in more detail below.

In the third quarter of 2005, concluded that international trade provides opportunities for growth and profitability that, in management's opinion, are superior to those that have been available solely as a logistics operator. Management determined to reorganize two of its subsidiaries, SDA America, Inc. and Eystar Media, Inc., to pursue opportunities in trade between North America and Asia. The reorganization was completed in early 2006. We are presently developing the businesses of SDA Worldwide, Inc. (f/k/a SDA America, Inc.) as a customs consultant for Asian exporters and China Sea Trade Company (f/k/a Eystar Media, Inc.), a wholly owned subsidiary of SDA Worldwide, as a sales consulting, import/export management and proprietary trading and logistics firm.

Operations During 2005

The Company's principal operations during 2005 included the development of interactive, multimedia content for the Internet; the development, licensing and/or sale of specific products and applications that utilize the capacities of a broadband network; information technology consulting and the operation of a wireless broadband network in Malaysia. We marketed hardware and software as well consulting services to a number of companies in the public and private sectors. Our hardware products included the EyStar SmartHome Management System, broadband modems, biometric systems and Internet-based cameras. SDA sells its products in connection with consulting contracts that are awarded to the Company as well as through its retail computer stores.

In April 2005, we acquired our newest subsidiary, Innospective Sdn. Bhd., which develops applications for use with communications and information technology. Our operations expanded with Innospective into the design, development and implementation of wireless applications and electronic solutions. Innospective's business activities include providing turnkey solutions for wireless communications, controls and security, home and office automation, development of personal digital assistants, automatic vehicle locating systems and vehicle immobilizer systems; and supply, installation and commissioning of testing and measurement equipment. In addition, Innospective provides technical design consulting services and technical training services.

During 2005 Innospective developed applications incorporated into products using wireless communications, satellite and biometric information technologies. These included the Smart-Tracker vehicle management system, currently in use by a Malaysian Fortune 500 oil and gas company. Other products developed by Innospective include radio terminal unit and a customized OEM GSM/GPRS modem.

Innospective has also supplied significant research and development services to other operating subsidiaries. During 2005, Innospective completed a product update of the Eystar SmartHome system and has provided consulting services for turnkey sales. ISS has also provided product development services in such areas as inventory control and security for other members of the SDA Group of Companies.

During 2005 we significantly expanded our retail information technology business, operated by a group of subsidiaries known as the Gallant Group of Companies. Gallant is a Tier One Apple computer reseller and operated three retail stores during 2005 offering "digital lifestyle" products, including Apple Computers. During the year we devoted substantial resources to the operations of Gallant, developing proprietary inventory processing systems in conjunction with new purchasing procedures. These efforts were undertaken to improve efficiency and profit margins.

We also generated revenue from the sale, rental and servicing of material handling equipment by our subsidiary Armor Multi Services. Since 2003 the Company has sought to develop secured shipping and supply chain management services. Our strategy was to seek out strong regional logistics operations for potential acquisition. Although we have executed non-binding letters of intent, we have elected not to close these transactions. We continue to pursue expansion into the logistics and secured shipping business.

The businesses of our operating subsidiaries are described in more detail below.

     The Company has the following subsidiaries:

1. China Sea Trade Company, Inc. ("CST")(f/k/a Eystar Media, Inc.), a wholly owned subsidiary of SDA Worldwide, Inc., organized under Delaware law and based in Saddle Brook, NJ. CST offers consulting and management services to regional firms in Asia seeking to develop markets in the United States. These include contract sales representation, the contract management of joint venture companies and advice and consulting on funding and mergers and acquisitions within the United States. In addition, CST is seeking to establish a proprietary importing and logistics operation for selected products. CST began operations in early 2006 and did not generate any revenue in 2005.

2. SDA Worldwide, Inc. ("SDAW")(f/k/a SDA America, Inc.) an wholly owned subsidiary, organized under Delaware law and based in Saddle Brook, NJ, offers consulting services to Asian exporters seeking to enter the United States markets, principally on compliance with US customs regulations. The company was originally formed as a wholly owned corporation used as a special vehicle to secure a $6.5 million funding from Laurus Master Fund Ltd. (the "Master Fund") through private placement of securities consisting of convertible preferred stock of SDA America. As a result of the early retirement of the Laurus investment, management determined to use the corporation as the vehicle to develop the company's international trade consulting business in the United States. SDAW began operations in 2006 and did not generate any revenue in 2005.

3. Secured Digital Applications (M) Sdn Bhd ("SDAM") (f/k/a Animated Electronic Industries Sdn Bhd), is a wholly owned Malaysian subsidiary that designs, develops and produces multimedia content and provides consulting services for website development, network engineering and project management in IT related projects. In addition to its activities as a multimedia developer and IT consultant, SDAM provides centralized management and back-office support to SDA's other subsidiaries from its office in Petaling Jaya, Malaysia.

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

6. Secured Shipping Sdn Bhd ("SS"), a wholly owned Malaysian subsidiary of SDAM, presently provides consulting services on the implementation of secured shipping services and supply chain management. SS is presently in the development stage and has not generated any revenue.

7. Armor Multi Services Sdn Bhd ("AMSSB"), a 60%-owned Malaysian subsidiary of AMS, is primarily involved in providing maintenance, repair and restoration services for all material handling equipment.

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

11. Gallant Zone (M) Sdn Bhd ("GZ"), a wholly-owned subsidiary of GIH, operates three retail outlets in Malaysia for the sale of Apple computer products and accessories.

12.  Eystar  Distribution  Sdn Bhd ("ED") (f/k/a Gallant IT Distribution (M) Sdn
     Bhd), a wholly-owned subsidiary of GIH, is currently dormant.

13. Gallant Focus (M) Sdn Bhd ("GF"), a wholly-owned subsidiary of GIH, is currently dormant.

14. Innospective Sdn Bhd ("ISS"), a 55%-owned subsidiary of SDAM from April 2005, is a systems integration firm specializing in the design, development and implementation of wireless applications and electronic solutions.

     At December 31, 2005, the Company and its subsidiaries had a total of 50 employees, all of whom were employed in Malaysia. SDAW and CST are operated through a consulting agreement with the minority equity holder in SDAW, Intellego LLC, a New Jersey Limited Liability Company, which supplies three employees. In an effort to reduce its operating costs, the Company has outsourced its labor-intensive content production work to third parties. The Company plans to continue recruiting additional employees in 2006 to further strengthen its administrative, sales and marketing divisions.


The SDA Group of Companies Business Activities

Interactive Media Development

     The Company is involved in the design, development and production of interactive multimedia content, websites, programs and applications which includes the following activities:

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

Apple, Digital Lifestyle and Information Technology Products

The Gallant Group of companies is a leading Malaysian provider of information technology products and services and one of Malaysia's top resellers of Apple computer products. The Company, through its interest in the Gallant group, is licensed by Apple Computer South Asia Pte Ltd ("Apple") to operate as a Tier-1 Apple reseller in Malaysia. In addition to Apple products, the Company also sells other digital lifestyle products that are compatible with Apple products, for example Mac accessories, I-Pod accessories, smart phones and other information and communication technology products. The Company also attained the status of preferred partner for education institutions in Malaysia from two leading multimedia software houses, Macromedia and Adobe. In addition, the Company undertakes projects to supply computer hardware and software to educational institutions, corporations and government agencies in Malaysia. The Company is a registered government contractor licensed by Malaysia's Ministry of Finance to provide or supply the following products and services to government departments and agencies: computer and related IT services, networking products and services, teaching aids, software products and services, personal computers and related peripherals and services, digital cameras and related equipment, and multi-user systems and services. In Malaysia, only registered government contractors licensed by the Ministry of Finance are authorized to provide or supply products and services to the Government.

In late November 2004, the Company announced that it had executed a letter of intent to acquire a 51 percent interest in MacAsia Sdn Bhd, a Apple professional video reseller in Malaysia that specialized in retail sales of video post production hardware based on Apple's Final Cut Pro software and BMD's high quality Decklink I/O cards. The transaction was initially scheduled to close in December 2004, but has been delayed as a result of activities undertaken by the parties during the due diligence process, primarily the task of reconciling the accounts of MacAsia with Generally Accepted Accounting Principles applicable to United States companies. The Company has not withdrawn from the transaction but has reserved its right to do so. Management continues to pursue this acquisition, but there can be no assurance that it will be successfully completed.

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

During 2005 ISS developed applications incorporated into products using wireless communications, satellite and biometric information technologies. These included the Smart-Tracker vehicle management system, currently in use by a Malaysian Fortune 500 oil and gas company. Other products developed by Innospective include radio terminal unit and customized OEM GSM/GPRS modem. The radio terminal unit using GSM/GPRS control is used for automation control solutions. The GSM/GPRS modem is embedded with a GSM/GPRS wireless module and is used for wireless transmission of data.

ISS has also supplied significant research and development services to other operating subsidiaries. During 2005, ISS completed a product update of the Eystar SmartHome system and has provided consulting services for turnkey sales. ISS has also provided product development services in such areas as inventory control and security for other members of the SDA Group of Companies.

Supply Chain Management Services

SDA's supply chain management is a service encompassing hardware, software and personnel to integrate the flow of goods and information from initial sourcing to delivery of raw materials and/or finished goods to the end user. Key services offered to clients within this end-to-end process include purchasing, production planning, order processing and fulfillment, inventory management, transportation, distribution, and customer service. Our supply chain management services are flexible and can be modified according to the needs of companies. We are actively seeking to develop competitive technologies that will be available to a variety of companies to provide a cost-effective way to manage the supply chain process. The SDA Group of Companies have incorporated these supply chain products in their operations. Our supply chain services are still in the development stage, however, and we have yet to generate significant third-party revenue from this service.

Secured Shipping and Logistics Services

     By combining its supply chain management systems with wireless technologies like Radio Frequency Identification (RFID), Global Positioning System (GPS) tracking Systems, Short Message Systems (SMS) and biometric security systems and solutions, the Company has entered the business of offering secured shipping and logistics services to assist exporters to comply with international security demands, including the United States' to comply with the Container Security Initiative (CSI). The Company is seeking to commercialize applications for the electronic tagging of containers using a GPS tracking device that allows consignees to know where the containers are in real-time and whether the container has been tampered with. We are also seeking to develop electronic tags and other wireless applications to track shipments and delivery fleets, an essential element of the just-in-time shipping system commonly employed by manufacturers, importers and exporters. Our secured shipping and logistics services have been introduced in the areas of fleet management and inventory control, but the introduction of products targeting containerized traffic is still in the development stage.

Eystar SmartHome System

     During 2005, we introduced a second generation of the multi-protocol EyStar SmartHome Management System. The Eystar is a gateway device that bridges external data networks such as the Internet to internal home networks like Ethernet, telephone line, power line and the 802.11b wireless LAN, eliminating the need for any additional wiring in the home. The Console has the capacity to enable value-added services to be offered to subscribers. These services include home healthcare in conjunction with hospitals and health advisors; interconnection and control of appliances produced by different manufacturers; and security applications that allow subscribers to check on their homes remotely. This Console is designed to operate on both the narrow and broadband fixed line/wireless networks and can be linked to the SmileCAM, another product marketed by the Company.

     SDA has entered into various agreements to expand the marketing of the SmartHome System or to provide enhanced features to purchasers of the console. In addition, we market the Smarthome system directly.


Broadband Networks

     The Company, through its subsidiary PTSB, has been granted a license by the government of Malaysia to develop and operate a countrywide wireless broadband network, known as VISIONET, with the capacity to provide interactive voice, video and data services. The Company established its first VISIONET cell in December 2001. As the result of feasibility studies that were conducted following the rollout of VISIONET, our broadband service is offered as a backhaul service for other telecommunication and broadband service providers. A backhaul service provides network infrastructure to other service providers who provide the direct link or "last mile" service to consumers. We are engaged in a number of cooperative efforts with last-mile service providers seeking to develop broadband services. These include Aptilo Networks, Sweden, which is seeking to deploy local mobile networks ("LMNs") in Malaysia and the Asian regional markets and Telekom Sales and Services Sdn Bhd ("TMSS"), a subsidiary of Telekom Malaysia Berhad, which is seeking to sell, distribute and promote broadband access over standard copper telephone lines using Digital Subscriber Line (DSL) technology.


Biometric Security Products

     SDA is actively engaged in the commercialization of security technology incorporating biometric identification technologies. We sell such products directly and also develop value-added applications incorporating biometrics technology as part of our IT and wireless technology consulting activities. We have entered into a number of agreements through which we obtained the right to sell and service. During 2002, the Company entered into agreements in which it obtained these technologies.


SDA has secured the right from Sintec Corp, South Korea ("Sintec"), to sell, distribute and promote its SmileCAM remote video surveillance cameras in Malaysia, Thailand, Singapore, Vietnam and Brunei. This agreement is automatically renewable for one-year terms. SmileCAM cameras include features such as automatic motion detection and tracking, and sending live streaming video to an Internet browser. Combined with applications and solutions developed by the Company, the Company believes that SmileCAM cameras offer to purchasers useful features such as the ability to record intrusion, owner notification by ordinary telephone, live video, remote security options and forwarding of images by use of the Internet.

SDA also has been appointed by Testech Inc. ("Testech") of South Korea to distribute its biometrics security products. Testech's product range includes fingerprint access control systems, fingerprint time and attendance, fingerprint door lock and fingerprint authentication module. These products support both TCP/IP protocol and RS422 serial communication. Four different combinations of authentication methods are utilized: fingerprint, pin number with fingerprint, pin number with smart card, and fingerprint with smart card. Testech holds a U.S. patent for contact light emitting fingerprint authentication sensor which is used in the above products. Testech's products are competitively priced for the mass market and enable the Company to have a wider range of biometric security products that could be customized to meet clients' requirements.


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

Competition

     The Company operates in a highly competitive marketplace, in which many of its competitors are longer established and financially sound. The markets for security products and applications and broadband network facility services are particularly competitive.

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

SUMMARY OF SIGNIFICANT RISKS

   o  The  Company's  business  strategy,  to  acquire  new  businesses  and  to
      aggressively  grow  its  existing  businesses,   requires  investments  of
      substantial resources and entails substantial risk.

   o The Company may acquire businesses that it is unable to successfully integrate into its centralized management structure.

   o The Company may be unable to continue to grow its operations in a manner consistent with its historical performance. The Company may be unable to make additional acquisitions of the same caliber and/or such companies, once acquired, may not experience growth or profitability.

   o The Company has aggressively pursued strategic acquisitions of companies that it considers to have superior prospects in related lines of business, and these acquisitions may be unsuccessful and cause financial losses.

   o The Company's ability to introduce its products to the anticipated markets is unproven.

   o The market for the Company's broadband products and services, including the EyStar SmartHome Console, SmileCAM, and Testech are unproven, and demand may be inadequate.

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

   o The Company's attempt to enter the business of international trade, either as a consultant or as a proprietary trader, may be unsuccessful and lead to losses. International trade is heavily regulated, is highly competitive and is subject to the detrimental effects of fluctuations in currency exchange rates.

   o Substantially all of the Company's sales occur in Malaysian Ringgit and the Company's sales and earnings will be affected by the recent decision of the Malaysian government to allow the currency exchange rate with the United States dollar to fluctuate. The exchange rate had been previously fixed at 3.8 Ringgit to the dollar. Since the exchange rate was permitted to float, the exchange rate has dropped to 3.72 Ringgit to the US dollar, which has been favorable to the company's revenue as reported in US dollars.

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

ITEM 2. DESCRIPTION OF PROPERTIES.

     The Company's principal executive offices are located at No. 11, Jalan 51A/223, 46100 Petaling Jaya, Selangor, Malaysia. This office space is leased from an unaffiliated party. This lease expires on March 14, 2007 and provides for a two-year renewal option thereafter. A subsidiary of the Company leases an office from an unaffiliated party in Malaysia under a two-year operating lease, which expires in May 2006 and provides for a one-year renewal option thereafter. Another subsidiary of the Company leases three retail outlets in Malaysia. One lease expires in December 2006 and the other lease expires in March 2008 and provides for a three-year renewal option thereafter.

     The company and two of its subsidiaries utilize office space in Saddle Brook, New Jersey, provided under the terms of a consulting agreement with the minority equity holder in SDA Worldwide. The consulting agreement expires in September 2007 and is not subject to automatic renewal.

     The Company believes that its existing and planned facilities are adequate for its current requirements and that suitable additional space will be available as needed to accommodate future expansion of its operations.


ITEM 3. LEGAL PROCEEDINGS.

     On May 31, 2005, the Company commenced an action in the Superior Court of New Jersey, Chancery Division, Union County, seeking to enjoin the exchange of shares of Kalan Gold Corp., held by Michael Gillies, into shares of the Company's common stock. The Company alleges that the shares were improperly issued by Kalan, predecessor to the Company, to Gillies, who acted as a consultant in connection with the 1999 merger of Animated Electronics Industries Sdn Bhd and Kalan Gold. The Company obtained, with the consent of the parties, a temporary restraining order prohibiting the exchange of the shares. Mr. Gillies has answered the complaint. The Company filed a motion for summary judgment and to stay certain claims raised by Mr. Gillies as subject to an agreement to arbitrate contained in a consulting agreement. In October 2005, the Court denied the motion for summary judgment but granted the Company's motion to compel arbitration. The Company has elected not to pursue its rights in arbitration and in November 2005, the disputed share certificate was exchanged for a certificate representing a like amount of shares of SDA common stock.


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

     The table below sets forth the range of high and low bid quotations of the Company's common stock as publicly reported by Marketguide during the Company's 2005 and 2004 fiscal years. The following bid price market quotations represent prices between dealers and do not include retail markup, markdown, or commissions; hence, they may not represent actual transactions.

Year 2005                High          Low
                        ------        -----

First Quarter           $0.23         $0.16
Second Quarter          $0.18         $0.08
Third Quarter           $0.15         $0.09
Fourth Quarter          $0.12         $0.08

Year 2004                High          Low
                        -----         -----

First Quarter           $0.54         $0.32
Second Quarter          $0.41         $0.23
Third Quarter           $0.27         $0.18
Fourth Quarter          $0.33         $0.19


     As of April 12, 2006, 133,071,488 shares of the Company's common stock were outstanding, 664,890 shares of the common stock were held in the treasury and the number of holders of record of the common stock at that date was approximately 80. However, the Company estimates that it has a significantly greater number of shareholders because a substantial number of the Company's shares are held in "street names" by the Company's market makers. On April 12, 2006, the closing trade price for the Company's common stock was $0.066 per share.

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

SALES OF UNREGISTERED SECURITIES


     There were no sales of unregistered securities during the fourth quarter of 2005. All securities that have been issued or sold by the Company during the past three years, but were not registered under the Securities Act of 1933, as amended, have been reported in the Company's previous Forms 10-QSB.

PURCHASE OF EQUITY SECURITIES

     There were no repurchases of equity securities during the fourth quarter of 2005.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERVIEW

     During 2005, the Company achieved substantial growth in its revenues from continuing operations, to $28,307,362, compared to $20,438,030 in 2004, and achieved positive earnings from continuing operations for the fourth consecutive year. These revenues were mainly derived from the design, development and production of interactive multimedia websites and content and from the provision of project consulting services.

     Net income for the year ended December 31, 2005 and 2004 was $126,916 and $1,231,894 respectively. The Company's net income in 2005 included recognition of a deferred gain of $126,282. The Company's net income in 2004 included recognition of a deferred gain of $245,416, and income from discontinued operations of $1,425. Excluding these, the Company would have earned a net income of $634 and $985,053 for 2005 and 2004, respectively. The earnings per share of common stock, was less than $0.01 for both years ended December 31, 2005 and 2004, respectively.

     At year end 2005, the Company had total current assets of $7,419,307, net property and equipment of $1,187,786 and net tangible assets of $4,997,766. The Company's shareholders' equity at year end 2005 was $6,099,721.

In early 2005, the Company announced it would seek to retire its outstanding debt and convertible stock issues as part of a strategy to reduce costs for debt service and preferred stock dividends and thereby improve net earnings available to common shareholders. In August 2005, we reached an agreement to retire early approximately $6.34 million in convertible debt and preferred stock held by an institutional investor. In addition, the chairman of company converted an outstanding class of preferred stock into 8 million shares of common stock. We incurred non-operating charges during the third quarter of approximately $3.3 million related to this action. These charges resulted in a net loss available to common shareholders for 2005. The strategy to retire the outstanding shares of dividend bearing preferred stock and the interest-bearing note reduced debt service and dividend payments by about $550,000 per year.

We have changed the accounting utilized in connection with our treatment of the convertible stock and convertible debt, specifically to treat certain features of these securities as embedded derivatives that required bifurcation from the host securities and separate accounting treatment. We corrected and restated our results for the year ended December 31, 2004 and are in the process of restating our quarterly financial statements for 2005. Our discussion of the Company's financial results incorporate the restated 2004 results. See Item 7, Financial Statements, below, for a more detailed discussion of the restatement of 2004 results and the financial statements beginning at page F-1.

     In 2005, the Company's revenue was generated from the following activities:

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

     The Company anticipates that these activities will continue to provide the principal sources of the Company's revenue in 2006. During 2006, revenue is also expected to be generated from application development, network operation, delivery of value-added applications and services; sales of biometric security products and solutions and sales of the EyStar SmartHome Management System. The Company expects revenue from the sale, rental and servicing of material handling equipment, sale of Apple products, sale of other information technology hardware and software and provision of information technology services. The Company also expects revenue to be generated from provision of product design consulting services, and sale of products and applications developed by its newly acquired subsidiary, Innospective Sdn Bhd.

     The Company conducts its principal operations in Malaysia. According to the Malaysian Institute of Economic Research, Malaysia's projected growth in Gross Domestic Products (GDP) for 2006 and 2007 is projected at 5.5% and 5.8%, respectively. In view of the expected growth and positive economic outlook, the Company will continue to focus its business activities in Malaysia for 2006 and beyond.

     For 2006, the Company is seeking to expand its business to include the development, integration and provision of secured shipping and supply chain management services. The Company believes it is able to combine its expertise in application development with biometric security solutions, Radio Frequency Identification and Global Positioning System tracking system to provide a total solution for supply chain management, secured shipping and third party logistic services. The Company's planned secured shipping and supply chain management services would include the following offerings:

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

The Company's decision to enter into the secured shipping and supply chain management industries was prompted by the large potential market for secured shipping services as indicated by burgeoning exports from Malaysia to the USA, which increased from $24 billion in 2002 to $28 billion in 2004 (source: US Census Bureau) and the increasing levels of security imposed by the U.S. Customs and Border Protection.

The company intends to aggressively pursue opportunities in international trade in 2006. We have reorganized two of our existing subsidiaries which will be operated as SDA Worldwide ("SDAW") and China Sea Trade Company ("CST"). SDA Worldwide will seek to provide logistics and consulting services to overseas companies seeking to develop markets in the United States for their products or materials. These services will include advice and consulting on compliance with US customs regulations, assistance in developing and implementing secure supply chains and developing and maintaining policies and procedures that comply with the informed compliance standards applicable to trade with the United States.

SDAW's wholly owned subsidiary, CST will provide management and sales consulting to overseas producers of goods and services seeking to enter the United States markets. These services include contract management of US subsidiaries, contract sales representation and back-office services, consulting on corporate transactions including mergers, acquisitions and fundraising, contract market research and product development.

SDAW and CST are based in Saddle Brook, New Jersey, a suburb of New York City. SDA also has established an office in Saddle Brook, which will serve as its United States headquarters. Although the company is expected to continue to conduct its principal operations in Malaysia, it has relocated certain operations including shareholder services and investor relations to the United States to improve its ability to provide service to its investors.


Significant Business Developments and Plan of Operation

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
                                                     ===============

     During 2006, the Company anticipates that it will continue to implement its strategy and to operate its existing lines of businesses, including its multi-media content operations, the retail computer outlets and the provision of IT and wireless technology consulting. In addition, we plan to continue our efforts to commercialize our logistics and supply chain services and technology.

     We plan to operate in the United States during 2006 primarily through SDAW and CST and to provide consulting services to Asian companies that are seeking to establish a presence in the US markets. We will focus our efforts on developing contracts with Malaysian manufacturers. During 2005, our subsidiary Gallant opened its second and third Apple retail centers located in the Hartamas Shopping Centre in Sri Hartamas and Bangsar Village Shopping Center, suburbs of Kuala Lumpur. The new outlets focus on the "digital lifestyle" concept developed by the Company and offer a one-stop showroom for retailing of Apple products as well as products developed by the Company and its newly acquired subsidiary, ISS. Gallant began to implement new purchasing and inventory management techniques during 2005, including increased sales on consignment and the development of proprietary inventory systems that management anticipates will reduce costs and improve profit margins.

     We plan to continue to focus our core operations in Asia, particularly Malaysia, as management believes that the growth of Asian economies has been favorable and is likely to continue. The company continues to review potential acquisitions in Asia, primarily of regional companies in Malaysia, Thailand, and the People's Republic of China in an effort to add operations that will meet management's standards and provide superior opportunities for growth after acquisition. We plan to attempt to benefit from the high levels of trade between the United States and Asia through the establishment of consulting businesses serving Asian manufacturers seeking to develop markets in the United States.

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

     The Company has secured various contracts to provide hardware, applications or consulting services. The Company believes that it will be able to perform some of these contracts during 2006 and that it will recognize revenue from these activities in 2006. The Company has experienced significant uncertainties in scheduling, however, and we cannot forecast the dates on which we will begin performance of these contracts. These contracts are described in more detail below, along with their current status.


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

a) In August 2001, the Company was awarded a consulting contract, estimated to generate revenue of $2.85 million over a three year period, through August 2005, to carry out the planning, design, project execution (including contract and project management) of all broadband communications and networking systems/services for Pulau Indah-Marina Village, a water oriented luxury resort, residential hotel and spa project. Through December 31, 2005, the Company has generated $1,300,000 of revenue on this contract, of which $137,000 and $467,000 was generated during the year ended December 31, 2005 and 2004, respectively.

b) In January 2002, the Company's subsidiary, PTSB, was awarded a contract to carry out the planning, design, and project execution of all broadband communications and networking systems/services for a commercial/housing project in Selangor, Malaysia. Under the contract, PTSB will receive a total contract sum of $550,000 over 36 months beginning January 2003. The project, featuring 312 serviced apartments, 62 units of retail shops/offices and 120 units of housing for a government agency was completed in March 2005. Up to December 31, 2005, the Company has generated $550,000 of revenue, of which $23,000 and $216,000 was generated during the year ended December 31, 2005 and 2004 respectively.

c) In November 2002, the Company was contracted by MY Architect ("MYA"), a related party, to provide consulting services relating to home automation, home networking, energy cost saving, security surveillance and monitoring for MYA's current projects involving two major commercial and housing developments in Malaysia. The Company expected to receive $550,000 in consulting fees over the 18 months beginning December 1, 2002. The contract was completed in 2004 and the Company had received the contracted sum in full in 2004. The Company recognized $279,000 of revenue during the year ended December 31, 2004. The Company is presently negotiating with the project developer to secure additional contracts, estimated at $4.0 million, for the supply and installation of the EyStar SmartHome Console and its security system sometime in the second quarter of 2006 in the two commercial and housing developments.

d) In April 2003, the Company contracted with MYA to carry out the design, supply and installation of all broadband communications, access control and network security equipment for a mixed property development project in Selangor, Malaysia, which features a total of 10 blocks of residential and commercial high-rise properties. The 30-month contract, expected to generate revenue of $3.2 million, commenced in the third quarter of 2003. Up to December 31, 2005, the Company has generated $550,000 of revenue from this contract, of which $158,000 and $354,000 was generated in 2005 and 2004, respectively.

e) In April 2003, the Company was awarded a $9 million contract by MBE for the supply of biometric security products and EyStar SmartHome consoles over a three-year period with the first delivery originally expected to commence in the fourth quarter of 2003. In December 2003, the Company was informed by MBE to postpone the delivery until further notice. Due to uncertainty, revenue that will be realized from this contract during 2005 cannot be accurately forecast. MBE has revived the project in first quarter 2006 and the Company is negotiating to outsource the contract jointly with a third party.

f)   In June 2003,  the  Company  signed a contract  to  implement  a  biometric security recognition and identification system comprising hardware, software and issuance of security identity cards over a ten-year period. The contract, which was expected to commence in the fourth quarter of 2003, after the finalizing of technical specifications with relevant regulatory authorities, was estimated to generate revenue of $15 million through the first quarter of 2005. Technical specifications for the project have been finalized; the Company is currently negotiating on a new project time line with the relevant regulatory authorities.

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

h) In August 2003, the Company was awarded an $850,000 contract to supply, install and commission a biometric based Building Access Management and Monitoring System for a 40-story office complex in Kuala Lumpur, Malaysia. The system is designed to enhance security through the management and monitoring of visitors within a building complex or restricted area. The office complex is currently tenanted by government departments and agencies, embassies, corporations and trade missions. Implementation of this contract was expected to commence in the first quarter of 2004 and be completed by the second quarter of 2004. This project has been delayed as the Company was informed by the client to postpone installation work until further notice. The client has requested for changes to the contract. If the Company accepts the project changes, it is anticipated that work will commence on second quarter of 2006.

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

j) In April 2004, the Company's subsidiary, SDAM, was awarded a contract valued at $1.9 million to deliver a biometric identification and verification system by the end of the fourth quarter of 2004. The contract calls for SDAM to provide a comprehensive biometric security system using face and fingerprint recognition technology for an office complex located in Brunei that has 1,200 staff employees. The system will include controls for building access control and employee time attendance. Commencement of delivery was expected to occur on the second half of 2005. The customer is desirous re-negotiate the terms of delivery and the contract has been held in abeyance until further notice.

k) In May 2004, the Company's subsidiary, Secured Digital Applications (M) Sdn Bhd ("SDAM"), was awarded a contract valued at $2.2 million by Master Index Sdn Bhd ("MISB") to deliver, install and maintain a biometric identification and verification system for an office complex in Kuala Lumpur, Malaysia. The system was to be delivered and installed in the fourth quarter of 2004. A three-year maintenance contract will begin after installation. Commencement of delivery has been postponed due to the customers request for a change in the design and technical specification of the system. The client has encountered funding problem and is currently negotiating with the Company to revise certain terms of the contract.

l) In June 2004, the Company announced that it was awarded a contract, valued at $921,000, to develop, implement and maintain a secure
     business-to-consumer   e-commerce  portal  using  the  Company's  biometric
     security technology. Completion and implementation of the portal was scheduled for December 2004 but has been postponed until further notice as the client informed the Company that it needed more time to negotiate with its intended business partners on the features and requirements of the portal. Revenue to be generated from this contract in 2006 cannot be accurately forecasted. In addition to the contract fee of $921,000, the Company also expects to generate annual recurring revenue by receiving a transaction fee for each completed online transaction and from a five-year contract to provide software and hardware upgrades plus system maintenance.

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


n) On July 7, 2004 the Company announced teaming agreements with two unaffiliated entities to collectively pursue projects to enable the search and match of DNA data for newborns and registered criminals for use primarily by the Government of Malaysia. The project may be developed by a joint venture company led by the Company. The project may be financed by internally generated funds. Additional financing in the form of a grant may be sought from the Multimedia Development Corporation, a Malaysian Corporation charged with the responsibility of implementing the Multimedia Super Corridor (MSC), a Malaysian initiative for the global information and communication technology (ICT) industry. The targeted completion of the beta version is expected to be 9 months from the commencement date. The commencement of field trials is expected to be the beginning of the 10th month, with full commercial implementation targeted for the 21st month.

o) In June 2004, the Company announced plans to conduct a field trial of an online biometric payment portal for electronic commerce and credit card transactions using biometric products and systems developed by its current partner companies for identification and verification during the second half of 2004. Merchants who sign up as clients of the payment portal will enroll their customers into the Company's system. Thereafter, the merchant's clients when making purchases will have their identity verified by using face and fingerprint biometric technology. After authentication of their identity, the transaction will be processed and payment approval sought from banks and credit card issuers. The Company intends to generate revenue by charging a fee based on a percentage of the transaction value executed through the portal. Implementation of the portal was scheduled for early 2006 with initial deployment in the Malaysian and Singapore markets. The project has been delayed, however, and no start date has been set for the field trials. Management cannot forecast whether the project will be implemented during 2006.


Strategic Contractual Relationships


     The Company seeks to enter strategic agreements, both formal and informal, with other providers of goods or services that are compatible with the Company's existing businesses. Such arrangements include license agreements, requirements contracts and service agreements. The Company may also seek to acquire business enterprises that offer goods and services that are of benefit to the Company and its shareholders. The Company's success with these strategic relationships has been uneven, however, and with the exception of products that the company utilizes in performing its consulting contracts, they have not generated material amounts of revenue. We cannot forecast whether these strategic relationships will generate significant revenue in 2006.

CASH REQUIREMENTS AND RISK FACTORS

     The Company faces a significant number of risks and uncertainties associated with executing its business plan, only some of which the Company can currently anticipate. Chief among these risk factors are the needs of the Company for working capital and the potential need to raise additional funds to satisfy the Company's cash requirements during 2006.

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

IF THE COMPANY IS UNABLE TO SUCCESSFULLY IMPLEMENT ITS BUSINESS PLAN, THE COMPANY'S FINANCIAL CONDITION WOULD BE IMPAIRED.

     If the Company is unable to successfully implement its business plan, the Company's financial condition and performance would be impaired. The Company's business plan and strategy include numerous elements that may be difficult or costly to execute, and the Company may not be successful in implementing these elements and can provide no assurance that it will do so. The Company seeks to exploit technology that often does not have well-established markets and in which there is great competition. The Company's ability to develop its new businesses, including supply chain management, secure shipping and international trade services is unproven. Even if the Company successfully implements its business plans, there may be insufficient demand for the Company's products and services, in which event the Company will not generate sufficient revenues to offset the Company's planned expenditures, thereby having an adverse effect on the Company's business operations and financial condition.

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

FAILURE TO RAISE CAPITAL IN THE FUTURE ON A TIMELY BASIS MAY ADVERSELY AFFECT OUR ABILITY TO FUND OUR OPERATIONS.

     The Company will require substantial capital to fund its planned capital expenditures and operations. The Company does not expect to be able to generate sufficient cash from operations to provide the necessary capital to execute all aspects of the Company's business plan. To the extent that the Company does require addition funding, it is likely to issue additional shares of common stock, which would dilute interests of existing shareholders. If the Company is unable to generate sufficient cash from its operations or raise capital as needed, the Company will likely be unable to pursue or execute its entire current business plan and may have difficulty fund its operations.

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

     The logistics, secured shipping and supply chain management industries are highly competitive.

     The Company will face competition from more established third party logistic providers and freight forwarders that have similar plans like the Company to provide supply chain management and secured shipping services in Malaysia.

     The Company will face competition from experienced, larger and well-established businesses in its attempts to enter the business of international trade. The business of international trade also is highly dependent on overall economic conditions including such factors as transportation costs, materials costs, labor costs and currency exchange rates. While the overall environment for international trade is presently believed to be favorable, changes in conditions would negatively impact the Company's attempt to establish this line of business.

THE INTERNATIONAL NATURE OF THE COMPANY'S OPERATIONS EXPOSED THE COMPANY TO SPECIAL RISKS.

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

RELATED PARTY TRANSACTIONS

During 2004 and 2005, the Company was awarded contracts by My Architect (MYA) in an amount that is material to the financial results of the Company. The principal partner of MYA is a director of PTSB, the Company's 86% owned Malaysian subsidiary.

RESULTS OF OPERATIONS

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes.

     The following table sets forth certain operating data for Secured Digital Applications and subsidiaries for the periods as indicated below.

                                                    Year Ended December 31,
                                               ---------------------------------
                                                     2005                2004

Revenues                                       $    28,307,362    $   20,438,030
Gross profit                                         2,262,282         2,159,219
Sales and Marketing                                    142,887            43,677
General and administrative                           1,895,076         1,575,395
Gain on disposal of assets-related parties             126,282           245,416
Income from continuing operations                      126,916         1,230,469
Net income                                             126,916         1,231,894

Year ended December 31, 2005 compared to year ended December 31, 2004

     Total revenue increased by $7,869,332, or 39%, to $28,307,362 for the year ended December 31, 2005, as compared to $20,438,030 for the year ended December 31, 2004. Increase in revenue for 2005 can be further analyzed as follows:

                                              2005            2004           Increase
                                        --------------  ---------------  -------------------
Application division                    $   24,189,876  $    19,036,894  $   5,152,982   27%
Material handling division                     306,785          535,195       (228,411) -42%
Apple division (From October 2004)           3,810,702          865,941      2,944,761  340%
                                        --------------  ---------------  -------------
Total revenue                           $   28,307,362  $    20,438,030  $   7,869,332   39%
                                        ==============  ===============  =============

The increase in total revenue for 2005 was mainly due to an increase in fees earned from the production of multimedia programs, revenue received for project consulting services and the Apple business. The increase in revenue from the production of multimedia programs was a result of increased sub-contract work from the clients of the Company's two major customers, Worldlink Dotcom and Mutual Base Equity. Revenue for project consulting services was generated from four project consulting contracts that the company secured in 2001, 2002 and 2003. In the year ended December 31, 2005, two customers, respectively, accounted for 41% and 42% of total revenue. In the year ended December 31, 2004, the same two customers, respectively, accounted for 44% and 43% of total revenue.

Gross Profit

     Gross profit increased to $2,262,282 for the year ended December 31, 2005, compared to $2,159,219 for the year ended December 31, 2004, an increase of $103,063 or 5%. Increase in gross profit for 2005 can be further analyzed as follows:

                                              2005            2004        Increase/(Decrease)
                                        --------------  ---------------  --------------------
Application division                    $    1,794,011  $     1,967,938  $    (173,927)  -9%
Material handling division                      17,851           61,752        (43,901) -71%
Apple division (From October 2004)             450,420          129,529        320,891  248%
                                        --------------  ---------------  -------------
Total gross profit                      $    2,262,282  $     2,159,219  $     103,063    5%
                                        ==============  ===============  =============

The increase in gross profit in 2005 was due to higher revenue, particularly consulting revenue, which has a higher margin than production work and the consolidation of the Apple division from October 2004. As a result of higher revenue, cost of revenues increased by $7,766,269 or 42%, to $26,045,080 in 2005 from $18,278,811 in 2004. The increase in cost of revenue was primarily due to the Company requiring additional external resources in order to fulfill the higher demand for the Company's services. The outsourcing of content production work enabled the Company to develop a team of contractors that will assist the Company in producing multimedia content and applications that are crucial to its future business operation.

Sales and marketing expenses

     Sales and marketing expenses increased by $99,210 or 227% to $142,887 for the year ended December 31, 2005 from $43,677 for the year ended December 31, 2004. Higher sales and marketing expenses in 2005 was primarily due to advertising and promotional expenses incurred by the Application division, which accounted for 63% of total sales and marketing expenses, and higher travelling expenses incurred to introduce the Company's products to customers in Malaysia. Advertising and promotion costs, which were approximately $7,031 and $9,703 for the years ended December 31, 2005 and 2004, respectively, accounted for 5% and 22% of sales and marketing expenses in 2005 and 2004.

                                                        2005              2004       Increase/(Decrease)
                                                    --------------  ---------------  -------------------
Application division                                $       90,212  $        34,068  $       56,144  165%
Material handling division                                  22,763               --          22,763
Apple division (From October 2004)                          29,912            9,609          20,303  211%
                                                    --------------  ---------------  --------------
Total general and administrative expenses           $      142,887  $        43,677  $       99,210  227%
                                                    ==============  ===============  ==============

General and administrative expenses

     General and administrative expenses involving non-related parties increased by $259,635 or 17% to $1,749,767 for the year ended December 31, 2005, as compared to $1,490,132 for the year ended December 31, 2004. Increase in general and administrative expenses for 2005 could be further analyzed as follows:

                                                          2005            2004      Increase/(Decrease)
                                                    --------------  --------------  ------------------
Application division                                $    1,047,734  $    1,207,406  $    (159,672) -13%
Material handling division                                 118,043         147,603        (29,560) -20%
Apple division (From October 2004)                         583,990         135,123        448,867  332%
                                                    --------------  --------------  -------------
Total general and administrative expenses           $    1,749,767  $    1,490,132  $     259,635   17%
                                                    ==============  ==============  =============

     Increase in general and administrative expenses involving non-related parties was mainly due to increase in general and administrative expenses incurred by the Apple division, which accounted for 33% and 9% of total non-related parties' general and administrative expenses for the year ended
December 31, 2005 and 2004, respectively. The Material Handling division accounted for 7% of total general and administrative expenses involving non-related parties. General and administrative expenses for the Material Handling division decreased by $29,560 or 20% to $118,043 for the year ended December 31, 2005 from $147,603 for the year ended December 31, 2004. The Application division accounted for 60% of total non-related parties' general and administrative expenses. General and administrative expenses for the Application division decreased by $159,672 or 13% to $1,047,734 for the year ended December 31, 2005 from $1,207,406 for the year ended December 31, 2004. The decrease was mainly attributable to a decrease in, consulting fees, public relation services, maintenance expenses, and professional fees. For the year ended December 31, 2005, of the total general and administrative expenses of $1,749,767, 16% was for depreciation of tangible assets, 10% was for consulting fees and 22% was for employee payroll. Another 15% was for fees for professional and auditing services, 2% was for investor relation expenses, 9% was for compensation expenses and approximately 26% was for rent, utilities, general office supplies, communications and corporate insurance expenses. For the year ended December 31, 2004, out of the total general and administrative expenses of $1,490,132, 18% was for depreciation of tangible assets, 10% was for consulting fees and 14% was for employee payroll. Another 18% was for fees for professional and auditing services, 8% was for investor relation expenses, 5% was for compensation expenses and approximately 27% was for rent, utilities, general office supplies, communications and corporate insurance expenses.

     General and administrative expenses - related parties for the year ended December 31, 2005 and 2004 was $145,309 and $85,263 per year, respectively. General and administrative expenses - related parties included management fees and administrative expenses payable by the Company to a company in which Mr. Patrick Lim, the President and Chief Executive Officer of the Company, has a financial interest. For each of the year ended December 31, 2005 and 2004, the related company, LSH Assets Holdings Sdn Bhd ("LSH"), billed the Company's Malaysian subsidiary, SDAM, administrative expenses of $25,309 per year for administration and clerical fees incurred by LSH on behalf of SDAM. The Company also incurred management fees of $120,000 and $60,000 per year for the years ended December 31, 2005 and 2004, respectively. The management fee was charged on the basis of time spent for the administration and management services provided to the Company.


Interest expense

     Interest expense increased by $226,803, or 209%, to $335,489 for the year ended December 31, 2005 as compared to $108,686 for the year ended December 31, 2004. Interest expense for the year ended December 31, 2005 included $65,125 related to a $500,000 convertible term note issued on June 4, 2004 and $179,862 related to the amortization of the derivative liability associated with the term note. These accounted for approximately 19% and 54% of interest expense for the year ended December 31, 2005. In addition, the Apple division incurred interest expense of $84,655 or 25% of interest expense for the year ended December 31, 2005.


Amortization and accretion of debt issuance costs

     Amortization and accretion costs increased by $35,676 or 120% to $65,511 for the year ended December 31, 2005 as compared to $29,835 for the year ended December 31, 2004. The amortization and accretion cost relates to the issuance of preferred stock of a subsidiary and a term note on May 28, 2004. See a further discussion in the Liquidity and Capital Resources section.

Gain on value of derivative liabilities

     Gains on value of derivative liabilities of $980,423 in 2004 relate to derivative liabilities of the preferred stock of the subsidiary and the term note. Issued on May 28, 2004. Such derivative liabilities are required to be marked-to-market under generally accepted accounting principles.


Gain on disposal of assets - related parties

     For the years ended December 31, 2005 and 2004, the Company included recognition of a previously deferred gain of $126,282 and $245,416, respectively related to a similar amount the Company received from its long-term receivable, related party. The receivable balance and total deferred gain was $309,584, respectively, as of December 31, 2004. These amounts arose in the year ended December 31, 1998 when the Company sold assets used in the operations of a subsidiary to a related company. Due to the uncertainty of collection of the related receivable, a related gain on the sale of the assets was deferred and is to be recognized only after all costs have been recovered and to the extent the receivable is collected. During the year ended December 31, 2002, payments received by the Company exceeded all remaining costs. As a result the Company's long-term receivable, related party and deferred gain balances were reduced to $183,098 respectively, as of December 31, 2005.

Liquidity and Capital Resources

     As of December 31, 2005, the Company had net cash of $46,586, and restricted cash of $548,154.

     On May 28, 2004, the Company entered into agreements with a Master Fund to secure a $7.0 million funding through private placement of securities consisting of a convertible term note, convertible preferred stock issued by a subsidiary corporation, SDA Worldwide, Inc. (f/k/a SDA America, Inc.), and warrants to purchase common stock of the Company. The Company secured from the Master Fund:

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

b) $6,500,000 funding through the sale of 6,500,000 shares of Series A Convertible Preferred Stock (the "Series A Preferred") of the Company's wholly owned subsidiary, SDA Worldwide, Inc. ("SDAW") (f/k/a SDA America, Inc.), at a price of $1.00 per share, which is convertible into shares of the Company's common stock and warrants to purchase up to 3,000,000 shares of the Company's common stock. The Series A Preferred is entitled to cumulative preferential dividends at a rate per annum equivalent to the "prime rate" published in The Wall Street Journal from time to time plus 2%, subject to a floor of 6% per annum. The warrants have a seven-year term and an exercise price of $0.40 per share for the first 1,000,000 shares, $0.43 per share for the second 1,000,000 shares and $0.47 per share for the third 1,000,000 shares.

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

     On August 1, 2005, the Company entered into an agreement whereby it waived a limitation on the number of shares that could be converted and held by the Master Fund in order to permit conversions by the Master Fund under the Note and Series A Preferred into 9,756,098 shares of common stock. The conversion was made in connection with an agreement, also dated August 1, 2005, whereby the Master Fund agreed to accept $800,000, payable in shares of common stock, and $6,343,000 in cash (of which $6,105,000 represented restricted cash), in consideration for the early repayment of the Note and redemption of the Series A Preferred. Following the repayment of the Note and redemption of the Series A Preferred on August 1, 2005, the Company refunded the entire balance of approximately $6.1 million in the restricted account to the Master Fund and recognized an early redemption penalty of $1,146,827 and early payment penalty of $46,830 on the Note.

A summary of the status of the discounted principal and interest amount of the Note from January 1, 2005 through December 31, 2005 is presented below:

                                              Total         Interest       Principal        Discount           Net
                                        ---------------   -------------  -------------   ---------------  -------------
Balance as of January 1, 2005           $       426,470   $          --  $     426,470   $        40,855  $     385,615
Interest through September 30, 2005              18,381          18,381             --                --             --
Conversion in April 2005 (a)                    (52,770)         (8,653)       (44,117)           (4,226)       (39,891)
Conversion in May 2005 (b)                      (17,412)         (2,707)       (14,705)           (1,408)       (13,297)
Conversion June 1, 2005 (c)                     (17,249)         (2,544)       (14,705)           (1,408)       (13,297)
Conversion June 16, 2005 (d)                    (14,705)             --        (14,705)           (1,407)       (13,298)
Conversion July 12, 2005 (e)                    (20,445)         (2,304)       (18,141)           (1,740)       (16,401)
Allocation of discount                          (30,666)             --        (30,666)          (30,666)            --
Early payment penalty                            46,830          46,830             --                --             --
Repaid on August 1, 2005(f)                    (338,434)        (49,003)      (289,431)               --       (289,431)
                                        ---------------   -------------  -------------   ---------------  -------------
Balance as of December 31, 2005         $            --   $          --  $          --   $            --  $          --
                                        ===============   =============  =============   ===============  =============

a) On April 25, 2005, the Master Fund converted $39,891 discounted principal of the note and $8,653 of accrued interest to 383,701 shares of the Company's common stock.
b) On May 5, 2005, the Master Fund converted $13,297 discounted principal of the note and $2,707 of accrued interest to 140,311 shares of the Company's common stock.
c) On June 1, 2005, the Master Fund converted $13,297 discounted principal of the note and $2,544 of accrued interest to 163,132 shares of the Company's common stock.
d) On June 16, 2005, the Master Fund converted $13,298 discounted principal of the note to 147,649 shares of the Company's common stock.
e) On July 12, 2005, the Master Fund converted $16,401 discounted principal of the note and $2,304 of accrued interest to 250,000 shares of the Company's common stock.
f) On August 1, 2005, the Company repaid the entire outstanding balance of the Note and redeemed the convertible preferred stock of a subsidiary (see Note13).

A summary of the status of the Series A Preferred and dividend thereon from January 1, 2005 through December 31, 2005 is presented below:

                                                                    Stated       Embedded       Issue        Carrying
                                          Total       Dividend      Amount       Liability      Costs         Value
                                      -----------    -----------  -----------   -----------  -----------   ------------
Balance as of January 1, 2004         $        --    $        --  $        --   $        --  $         --  $        --
Issuance on May 28, 2004              $ 6,500,000    $        --  $ 6,500,000   $ 3,206,857  $  1,051,927  $ 2,241,216
Conversion in September 2004             (500,000)            --     (500,000)     (231,913)      (74,174)    (193,913)
Dividend through
  December 31, 2004                       238,563        238,563           --            --            --           --
Amortization of issue costs                    --             --           --            --      (195,551)     195,551
Amortization of embedded liability             --             --           --      (444,457)           --      444,457
                                      -----------    -----------  -----------   ------------ ------------  -----------
Balance as of December 31, 2004       $ 6,238,563    $   238,563  $ 6,000,000   $ 2,530,487  $    782,202  $ 2,687,311
                                      ===========    ===========  ===========   ============ ============  ===========


                                                      Dividend/       Series A                                     Net
                                                     Redemption        Stated        Embedded      Issue          Carrying
                                          Total        Penalty         Amount       Liability      Costs          Value
                                     -------------  ------------   -------------   ------------  -----------   -------------
Balance as of January 1, 2005        $   6,238,563  $    238,563   $   6,000,000   $  2,530,487  $   782,202   $   2,687,311
Dividend through
 September 30, 2005                        263,537       263,537              --             --           --              --
Amortization                                    --            --              --     (2,530,487)    (782,202)      3,312,689
Early redemption penalty                   302,994       302,994              --             --           --              --
Redeemed on August 1, 2005              (6,805,094)     (805,094)     (6,000,000)            --           --      (6,000,000)
                                     -------------  ------------   -------------   ------------  -----------   -------------
Balance December 31, 2005            $          --  $         --   $           --  $         --  $        --   $          --
                                     =============  ============   ==============  ============  ===========   =============

The following table  summarizes the August 1, 2005  transaction  with the Master
Fund:
                                                                     Discounted
                                                                     Principal/
                                                                     Series A
                                                   Interest/         Carrying
                                       Total        Dividend          Amount
Amount                             -------------   ------------   -------------
Balance as of August 1, 2005
Term note                          $     322,270   $      2,173   $     320,097
Series A Preferred                     6,502,100        502,100       6,000,000
                                   -------------   ------------   -------------
Total                                  6,824,370   $    504,273   $   6,320,097
Paid from restricted cash             (6,105,138)  ============   =============
Cash payment                            (238,390)
Common stock issued (a)                 (800,000)
                                   -------------
Early payment/redemption
 penalty (b)                       $    (319,158)
                                   =============

a)   9,756,098 shares of common stock issued at a price of $0.082 per share.
b) The August 1, 2005 transaction resulted in an early payment/redemption penalty of $1,193,657, of which approximately $46,830 is attributable to interest expense and $1,146,827 represents a reduction to net income available to common shareholders, and which is recorded in the year ended December 31, 2005.

     For the year ended December 31, 2005, operations were primarily funded from internally generated funds and working capital advanced from time to time by the principal shareholder, director and officer of the Company. These advances bear no interest and have no fixed terms of repayment.

     As of December 31, 2005, the Company owed Mr. Lim, the Chief Executive Officer ("CEO"), Chairman and Director of the Company, $86,192 for short-term cash advances made to subsidiaries of the Company for working capital purposes from time to time. Additionally, at December 31, 2005, the amount owed to a company in which Mr. Lim has a financial interest was $125,518. This amount was for short-term cash advances made to the Company and its subsidiaries for working capital purposes from time to time and for management and administrative fees. These amounts are unsecured, bear no interest and have no fixed terms of repayment.

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

A summary of the status of the Voting Preferred and dividend accrued since January 1, 2005 and changes through December 31, 2005 is presented below:

                                                                                             Stated
                                                              Total          Dividend        Amount
                                                          -------------  --------------  --------------
Balance as of January 1, 2004                             $          --  $           --  $           --
Convertible Preferred Stock, May 25 2004                         10,000              --          10,000
Dividend through December 31, 2004                              128,333         128,333              --
                                                          -------------  --------------  --------------
Balance December 31, 2004                                 $     138,333  $      128,333  $       10,000
                                                          =============  ==============  ==============


                                                                                             Stated
                                                              Total          Dividend        Amount
                                                          -------------  --------------  --------------
Balance as of January 1, 2005                             $     138,333  $      128,333  $       10,000
Dividend through September 30, 2005                             128,333         128,333              --
Conversion to common stock in August 2005                       (10,000)             --         (10,000)
Payment in August 2005                                         (256,666)       (256,666)             --
                                                          -------------  --------------  --------------
Balance December 31, 2005                                 $          --  $           --  $           --
                                                          =============  ==============  ==============

     The net cash used in operating activities was $601,133 and $795,427 for year ended December 31, 2005 and December 31, 2004 respectively. Net cash used in operating activities consists of cost of revenues, sales and marketing expenses and general and administrative expenses. Net cash provided by operating activities mainly consists of receipt of income generated by multimedia production work, project consultation, sale of computer hardware and provision of repair and maintenance services for material handling equipment. The lower net cash used in operating activities in 2005, as compared to 2004, was mainly due to increase in credit granted from trade payables and lower inventories holding period. . For the year ended December 31, 2005, the primary reason for the difference between income from continuing operations of $126,916 and net cash used in operations of $601,133 was an increase in accounts receivable, of $1,863,451 during 2005. For the year ended December 31, 2004, the primary reason for the difference between income from continuing operations of $1,230,469 and net cash used in operations of $795,427 was an increase in accounts receivable, of $1,711,036 during 2004.

     Cash used in investing activities of $62,287 in 2005 was mainly attributable to net cash used in acquiring new subsidiaries and purchase of equipment. Cash used in investing activities of $49,613 in 2004 was mainly attributable to net cash used in acquiring new equipment and subsidiaries.

     Cash generated from financing activities of $632,056 in 2005 was primarily due to higher bank borrowings, proceeds from private placement exercises in July 2005, proceeds from issuance of common stocks in exercising of employees stock options and less payment to a Master on early repayment on the Note and Series A Preferred Cash provided by financing activities of $712,487 in 2004 was primarily from conversion of preferred stocks of a subsidiary to the Company's common stock by the Master Fund and from issuance of convertible term note, net of costs incurred in connection with the debt and securities issued to the Master Fund.

     In addition to internally generated funds and financial support from a director and major shareholder, the Company may seek to raise additional funds from equity or debt financing for its future working capital requirements. As of December 31, 2005, the Company has furniture and equipment of approximately $1.3 million for the roll out of its portal, build-out of VISIONET and implementation of its business plan. The Company estimates that it would require additional capital expenditures of up to $2.0 million to implement its business plan to become a total system solution provider involved in application development, network operation, delivery of value added applications and services; and sale of its EyStar SmartHome Console. The Company has also committed to an initial purchase of software and hardware valued at $50,000 in conjunction with its announced strategic collaboration with Aptilo Networks, Sweden.

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

Transactions in which the Company issues stock-based compensation for goods or services received from non-employees are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The Company often utilizes pricing models in determining the fair values of options and warrants issued as stock-based compensation to non-employees. These pricing models utilize the market prize of the Company's common stock and the exercise price of the option or warrant, as well as time value and volatility factors underlying the positions. These pricing models utilize the market price of the Company's common stock and the exercise price of the option or warrant, as well as time value and volatility factors underlying the positions.

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


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2005, the FASB issued FASB Statement No. 154 Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The provisions of SFAS 154 are effective for accounting changes and corrections of errors made in fiscal periods beginning after December 15, 2005. The adoption of the provisions of SFAS 154 is not expected to have a material impact on the Company's financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS No. 133 and SFAS No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. SFAS 155 amends SFAS 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instruments. The adoption of the provisions of SFAS 155 is not expected to have a material impact on the Company's financial position or results of operations.

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R) Share Based Payment, which addresses the accounting for share-based payment transactions. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB No. 25, and generally requires instead that such transactions be accounted and recognized in the statement of income based on their fair values. SFAS No. 123(R) will be effective for public companies that file as small business issuers as of the first interim period that begins after December 15, 2005. The Company is evaluating the provisions of SFAS No. 123(R). Depending upon the numbers and terms of options that may be granted in future periods, the implementation of this standard could have a material impact on the Company's financial position and results of operations. The Company estimates that it may need to recognize approximately $31,000 in additional compensation expense under SFAS No.123(R) on options that may not be fully vested by the effective date.


ITEM 7. FINANCIAL STATEMENTS

The audited financial statements of the Company as of December 31, 2005 being furnished in response to this Item are contained in a separate section of this Report following the signature page.

In connection with its filing of notification of inability to timely file this annual report on March 30, 2006, the Company reported that it had determined to amend and restate its financial statements for the periods ending December 31, 2004 and for the quarters ended March 31, June 30 and September 30, 2006 in order to account for embedded derivatives contained in convertible stock and convertible debt issued by the Company. The Company reported that it expected the restatements would have a material effect on net income and net loss applicable to shareholders. On April 10, 2006, the Company filed its amended Form 10-KSB for the year ended December 31, 2004 and anticipates that it will shortly file amended reports on Form 10-QSB for the periods ended March 31, June 30 and September 30, 2005. The Company determined to amend and restate its financial statements after it evaluated the application of SFAS 133 and EITF 00-19 in response to an inquiry from the SEC. In light of the restatement, the financial statement as contained in our original Form 10-KSB for the year ended December 31, 2004 and in our original Forms 10-QSB for the periods ended March 31, June 30 and September 20, 2005 should not be relied. In light of the restatement, the financial statement as contained in our original Form 10-KSB for the year ended December 31, 2004 and in our original Forms 10-QSB for the periods ended March 31, June 30 and September 30, 2005 should not be relied.


The decision to restate the financials was approved by the Company's Board of Directors in order to account for embedded derivatives incorporated in convertible preferred stock and convertible debt issued in 2004. Members of the Audit Committee and the Board of Directors have discussed there statement with the Company's independent registered public accounting firm. Members of the Audit Committee and the Board of Directors have discussed the statement with the Company's independent registered public accounting firm.


Summary of Transaction

On May 28, 2004, the Company entered into a Securities Purchase Agreement ("SPA") with an investor group, Laurus Master Fund Ltd. The Company issued a $500,000 Convertible Term Note (the "Note"). The Note bears interest at prime plus two percent with a floor of six percent and was due on May 28, 2007. Other terms included the granting of a security interest in all of the net assets of the Company and a condition that required the Company to cause its common stock to be listed on a registered exchange or one of the NASDAQ national markets. In addition, the Company issued to Laurus warrants to purchase up to 300,000 shares of common stock. Also on May 28, 2004, as part of the SPA, the Company and one of its subsidiaries issued 6.5 million shares of Series A Convertible Preferred Stock (the "Series A Preferred") at a price of $1 per share. The Series A Preferred was convertible, subject to certain conversion limitations, into common stock of the Company at the option of the investor group and was entitled to cumulative preferential dividends at a rate per annum of prime plus two percent with a floor of six percent. Other terms included a condition that required the Company to cause its common stock to be listed on an exchange or one of the NASDAQ national markets. In addition, the Company issued to Laurus warrants to purchase up to 3,000,000 shares of common stock.

On November 15, 2004, the listing condition was removed. As consideration, the Company issued to Laurus warrants to purchase up to 1.3 million shares of common stock. A more complete discussion of the terms of the preferred stock and term note are contained in Notes 12 and 13 of the restated December 31, 2004 financial statements.

The restatement for the year ended December 31, 2004 resulted in an increase to net income of $696,534, from $535,360 to $1,231,894, primarily as a result of a non-cash gain on the value of derivative liabilities in the amount of $980,423, offset by costs of issuance and other expenses associated with the financing. Net income available to common shareholders decreased by $17,648 from $159,926 to $142,278, due to the accretion to preferred stock redemption value. The Company reclassified the preferred stock of its subsidiary to mezzanine rather than permanent equity. The additional paid-in capital of the Company was reduced by $2,476,804, primarily because of the reclassification of the preferred stock of its subsidiary out of permanent equity.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no disagreements on accounting and financial disclosures with the Company's present independent accountants, GHP Horwath, P.C., during the reporting period.


ITEM 8A. CONTROLS AND PROCEDURES

     Within the 90 days prior to the date of this report, the Company's management concluded its evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Our evaluation, under the control of the Chief Executive Officer and Chief Financial Officer, considered whether we accurately record transactions in reasonable detail, necessary to permit the preparation of financial statements according to Generally Accepted Accounting Principles. The evaluation further considered whether our system of internal controls adequately insures that receipts and expenditures are made in accordance with the authorizations of management and are such as to prevent or permit the timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements. We also evaluated whether our internal controls over financial reporting, specifically whether our controls and procedures ensure that information required to be disclosed in our periodic reports is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms of the Evaluation Date, and incorporating the qualification noted below, the Company's Chairman and Chief Executive Officer and its Chief Accounting Officer concluded that the Company maintains disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in the Company's reports under the Securities Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chairman and Chief Executive Officer and its Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

     During December 2005 and January 2006, we made certain changes to our internal controls concerning financial reporting as a result of an inquiry from the Securities and Exchange Commission and our subsequent review of the accounting treatment applied to a convertible preferred note and convertible preferred stock and warrants related to the note and preferred stock that were issued in May 2004. Specifically we concluded that the Company had issued a note, preferred stock and warrants, each of which was convertible into common stock, that contained embedded derivatives requiring bifurcation from their host instruments under Statement of Financial Accounting Standards 133 (SFAS 133) and

Emerging Issues Task Force No. 00-19 (EITF 00-19). We subsequently restated our 2004 financial statements and shortly will restate our quarterly financial statements for 2005.

We thereafter evaluated the circumstances under which the applicability of SFAS 133 and EITF 00-19 failed to come to the attention of management prior to and during the preparation and audit of the December 31, 2004 financial statements and the preparation and review of the March 31, June 30 and September 30, 2005 financial statements. We concluded that additional steps should be undertaken in connection with the issuance of new securities to assure the application of appropriate accounting standards. We have since adopted a policy of retaining as special consultant an outside public accountant or public accounting firm, registered with Public Company Accounting Oversight Board (PCAOB) or having specific expertise in the preparation of financial statements for publicly held companies to advise and assist us in the preparation of our disclosure documents generally and in the accounting treatment to be applied to the securities of the Company prior.

In the opinion of management, the failure to apply SFAS 133 and EITF 00-19 arose from particular circumstances that have been addressed by the policy changes discussed above in a manner reasonably to avoid a similar deficiency in the future.

The Company's management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives. Except as discussed above, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The Directors and Executive Officers of the Company, and their respective ages and positions held in the Company, as of April 12, 2006 are as follows:-

NAME                        AGE    POSITION HELD
---------                   ----   -----------------------

Patrick Soon-Hock Lim       56    Chairman, Chief Executive Officer and Director

Valerie Hoi-Fah Looi        47    Secretary and Director

Wan Abdul Razak bin Muda    69    Director

Mark Deschaine              42    Director
                                  (Resigned with effect from October 31, 2005)

Chee-Hong Leong             40    Chief Financial Officer/Treasurer
                                  (Resigned with effect from November 19, 2005)

Voon-Fui Yong               37    Chief Accounting Officer


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

     MR. PATRICK SOON-HOCK LIM, 56, has served as the President, Chief Executive Officer and director of the Company, positions he has held since April 1999. In June 2002, Mr. Lim was appointed as Chairman, Chief Executive Officer and director of the Company. Mr. Lim has been the Managing Director at SDAM since 1988 and has been involved in the multimedia industry for over 12 years. Mr. Lim earned his Masters of Science from Reading University, United Kingdom in 1973.

     MR. WAN ABDUL RAZAK BIN MUDA, 69, has served as a director of the Company since April 1999. Mr. Muda previously served as Chairman of the Board of the Company from April 1999 to June 2002. In addition, Mr. Muda has been the Chairman of the Board of SDAM and PTSB since February 1993. Since 1992, he has been the Chairman and Director of Tiong Nam Transport Holdings Bhd, a Malaysian public land cargo transportation and warehousing company. Prior to joining Tiong Nam Transport Holding Bhd, Mr. Muda had served in the Malaysian Police Force for 34 years. He joined the Malaysian Police Force as a police cadet after completing senior high school. As part of his training, he attended numerous courses conducted by the Royal Malaysian Police Training College and rose from the rank and file to his last position as the Chief Police Officer of the state of Terengganu, Malaysia.

     MS. VALERIE HOI-FAH LOOI, 47, has served as the Corporate Secretary and director of the Company since April 1999 and, in such position, she is responsible for corporate affairs and human resources of the Company. Ms. Looi has also served as the Senior Vice President, Corporate Affairs at SDAM, a position she has held since joining SDAM in 1990. She has over 10 years of experience in corporate affairs. Ms. Looi received her Diploma in Management from the Malaysian Institute of Management.

     MR. VOON-FUI YONG, 37 has served as the Chief Accounting Officer of the Company Since November 2005, prior to this position he served as the Finance and Administration Manager. Mr. Yong is an Associate of the Chartered Institute of Management Accountant, United Kingdom. Prior to joining SDAM in October 1999, he served as an Accounts Executive at SembCorp Malaysia, a subsidiary of Sembcorp Industries that is listed on the Singapore Stock Exchange. Mr. Yong has extensive experience in financial and management accounting.

     The Company does not pay fees to members of the board of directors and presently has no plans to pay directors' fees. Presently, Mr. Muda is the only outside Director of the Company.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Securities Exchange Act of 1934, as amended, (the "34 Act"), requires the Company's officers and directors and persons who own beneficially more than ten percent of the Company's Common Stock to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Based solely on a review of copies of the Section 16(a) reports furnished to the Company and written representations by certain reporting persons, the Company believes that all of the Company's officers and directors, and all persons owning more than ten percent of the Company's Common Stock have filed the subject reports, if required, on a timely basis during and with respect to the fiscal year ended December 31, 2005.

Audit Committee Composition

The Company has a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Patrick Soon-Hock Lim (Chairman), and Wan Abdul Razak bin Muda are members of the audit committee. The Board has determined that at least one person on the Audit Committee, Patrick Soon-Hock Lim, qualifies as a "financial expert" as defined by SEC rules implementing Section 406 of the Sarbanes-Oxley Act. and Wan Abdul Razak bin Muda meet the SEC definition of an "independent" director.

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

     On August 3, 2004, the Company granted stock options to directors and officers of the Company. Mr. Lim, the current Chief Executive Officer, Chairman and Director was granted an option for 500,000 common shares at $0.20 exercisable until August 2, 2009. Mr. Muda, a Director, was granted an option for 100,000 common shares at $0.20 exercisable until August 2, 2009. Miss Looi, the current Secretary and Director, was granted an option for 500,000 common shares at $0.20 exercisable until August 2, 2009. Mr. Yong, the current Chief Accounting Officer, was granted an option for 300,000 common shares at $0.20 exercisable until August 2, 2009. The closing price of the common stock on August 3, 2004 was $0.24.

     The Company has no other retirement, pension, profit sharing, stock option, insurance or other similar programs. There were no long-term compensation plans, awards, options or any other compensation offered by the Company.

                           SUMMARY COMPENSATION TABLE

                                                                ANNUAL
                                                             COMPENSATION
                                                       ------------------------
NAME AND PRINCIPAL POSITION                YEAR          SALARY        BONUS
---------------------------------------  ---------     ---------    -----------
Patrick Soon-Hock Lim                      2005            -              -
Chairman, Chief Executive                  2004            -              -
Officer and Director                       2003            -              -

EMPLOYMENT AGREEMENTS

     The Company has no employment agreements with its Chief Executive Officer and other executive officers. However, its wholly-owned subsidiary, SDAM, and Voon Fui Yong entered into a letter agreement, dated November 19, 2005, with respect to Mr. Yong's redesignation as Chief Accounting Officer of SDAM. Under the letter agreement, Mr. Yong will receive a basic salary of $24,000 per year and be entitled to unspecified stock option grants to be awarded by Secured Digital Applications, Inc. in the future. Either party may terminate the letter agreement by giving the other party one month's prior written notice. Mr. Yong is presently drawing a basic salary of $24,000 per year.

     SDAM and Ms. Valerie Hoi-Fah Looi entered into a letter agreement dated January 1, 1999 with respect to Ms. Looi's redesignation as Senior Vice President of Corporate Affairs at SDAM. Under the letter agreement, Ms. Looi will receive a basic salary of $13,578 per year subject to review by the Company from time to time. Ms. Looi is presently drawing a basic salary of $38,636 per year.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following sets forth the number of shares of the Company's common stock beneficially owned by (i) each person who, as of April 8, 2004, was known by the Company to own beneficially more than five percent (5%) of its common stock;
(ii) each of the Directors and Executive Officers of the Company and (iii) the Directors and Executive Officers of the Company as a group. As of April 12, 2006, there were 133,736,378 common shares issued.


NAME AND ADDRESS                   NUMBER OF SHARES OF          PERCENT OF
OF BENEFICIAL OWNER                BENEFICIAL OWNER (1)            CLASS

Patrick Soon-Hock Lim                 50,995,000 (2)               38.13

Valerie Hoi-Fah Looi                   4,820,000                    3.61

Wan Abdul Razak bin Muda                 400,000                       *

Voon-Fui Yong                             62,400                       *
                                   --------------            ------------
All Officers and Directors as
a Group (4 persons)                   56,277,400                   41.74
                                   ==============            ============

* Less than 1%.


(1) The inclusion herein of any shares of common stock as beneficially owned does not constitute an admission of beneficial ownership of those shares. Unless otherwise indicated, each person listed above has sole investment and voting power with respect to the shares listed.

(2) Includes (a) 8,000,000 shares directly owned by Mr. Lim's wife, (b) 8,000,000 shares directly owned by Mr. Lim's son and (c) 25,245,000 shares owned by LSH Asset Holdings Sdn Bhd, a corporation controlled by Mr. Lim and his wife.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During the year ended December 31, 2005, the Company had related transactions with the following parties:

LSH ASSET HOLDINGS SDN BHD ("LSH"):

LSH is a company wholly-owned by the Company's Chief Executive Officer and his wife. LSH billed the Company management fees totaling $120,000 and $60,000 for the respective years ended December 31, 2005 and 2004. LSH also billed the Company's Malaysian subsidiary, SDAM, $25,309 per year for each of the year ended December 31, 2005 and 2004 for administrative and clerical charges. LSH also made short term advances to the Company from time to time for working capital purposes. These advances totaled 110,881 and $59,876 in 2005 and 2004, respectively. Advances of 225,462 and $198,568 were repaid in 2005 and 2004, respectively. As of December 31, 2005, the amount due to LSH was $125,518. This amount is unsecured, bears no interest, has no fixed terms of repayment, and is recorded in the financial statements as "Amount due to an affiliated company".

VISIONEWS ASIA SDN BHD ("VASB"):

The Company's Chief Executive Officer is a director of VASB and owns a 40% equity interest in VASB. A director of PTSB is also a director of VASB and owns a 20% equity interest in VASB. As of December 31, 2005, $73,491 of receivables from 1999 was not recognized as revenue due to the uncertainty of collection. The terms of repayment for the amount due from VASB is similar to terms accorded to the Company's other existing customers.

SYNERVEST SDN BHD ("SSB")

A director of PTSB is a director of SSB and holds a 60% equity interest in SSB. As of December 31, 2005, long-term receivables, related parties, consisted of an overdue amount of $183,098 from SSB. This amount primarily arose in the year ended December 31, 1998, when the Company sold to SSB assets used in the operations of a subsidiary. These assets, comprising analog video hardware and peripherals and a patent for image display, were sold to SSB for a total sum of $1,661,175. Due to the uncertainty of collection of the related receivable, a related gain on the sale of the assets was deferred and is to be recognized only after all costs have been recovered and as payments are received. During the year ended December 31, 2002, payments received by the Company exceeded all remaining costs. The Company received $126,282 and $245,416 of the outstanding receivable during the years ended December 31, 2005 and 2004, respectively, resulting in a realization of gain on sale of assets, related party for both years. The deferred gain included in the balance sheet has been reduced accordingly. The deferred gain on sale of assets will be recognized as a gain as payments on the long-term receivable balance are received.

KHIDMAT MAKMUR SDN BHD ("KMSB")

A director of PTSB is a director of KMSB and holds a 30% equity interest in KMSB. As of December 31, 2005, $40,693 of receivables from 1999 was not recognized as revenue due to the uncertainty of collection. The terms of repayment for the amount due from KMSB are similar to terms accorded to the Company's other existing customers.

MY ARCHITECT ("MYA") AND MY DRAUGHTING SERVICES ("MDS")

A director of PTSB is a principal partner of MYA and MDS. During the years ended December 31, 2005 and 2004, the Company received fees of $333,342 and $1,316,052, respectively, from consulting contracts that it entered into with MYA. As of December 31, 2005, $131,268 and $93,988 of 1999 receivables from MYA and MDS, respectively, were not recognized as revenue due to the uncertainty of collection. The terms of repayment for the amount due from MYA and MDS are similar to terms accorded to the Company's other existing customers.

CHIEF EXECUTIVE OFFICER

As of December 31, 2005, the Company owed the Chief Executive Officer of the Company $86,192 for short-term cash advances made to the Company for working capital purpose from time to time. The amount owing to the Chief Executive Officer is unsecured, bears no interest, has no fixed terms of repayment and is recorded in the financial statements as "Amount due to a director".


ITEM 13. EXHIBITS.

3.1 Certificate of Incorporation of Secured Digital Applications, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Form 10-KSB filed with the SEC on April 15, 2005)

3.2 Amended and Restated Certificate of Incorporation of Secured Digital Applications, Inc. (incorporated by reference to Exhibit 3.2 to the Company's Form 10-KSB filed with the SEC on April 15, 2005.)

3.3 Certificate of Ownership of Digital Broadband Networks, Inc. (a Delaware Corporation) and Secured Digital Applications Inc. (a Delaware Corporation) (incorporated by reference to Exhibit 3.3 to the Company's Form 10-KSB filed with the SEC on April 15, 2005)

3.4 Certificate of Amendment to the Certificate of Incorporation of Secured Digital Applications, Inc. (incorporated by reference to Exhibit 3.3 to the Company's Form 10-KSB filed with the SEC on April 15, 2005)

3.5 Bylaws of Digital Broadband Networks, Inc., presently known as Secured Digital Applications, Inc. (incorporated by reference to Exhibit 3.3 to the Company's Form 10-KSB filed with the SEC on April 15, 2005)

10.1 Amended Settlement Memorandum, dated December 14, 1999, as confirmed by Judge Jim R. Carrigan of the Judicial Arbiter Group in Denver. (Incorporated by reference to Exhibit 10.1 to the Company's Form 10-KSB filed with the SEC on April 14, 2000.)

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

31.2 Certification by Chief Accounting Officer pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934

32.1    Certification by Chief Executive Officer pursuant to 18 U.S.C. 1350

32.2    Certification by Chief Accounting Officer pursuant to 18 U.S.C. 1350


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our principal auditor during fiscal 2004 and 2005 is GHP Horwath, P. C. Aggregate fees were billed or expected to be billed in the following categories and amounts:

                                                Years Ended December 31,
                                          ---------------------------------
                                              2005                2004
                                          -------------       -------------
 Audit Fees                               $      97,400   $          96,700
 Audit Related                                       --                  --
 Tax Related                                         --                  --
 Other Fees                                          --                  --


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


                                      Secured Digital Applications, Inc.

Dated:  April 14, 2006                By:  /s/ Patrick Soon-Hock Lim
                                           --------------------------
                                           Patrick Soon-Hock Lim
                                           Chairman and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

      SIGNATURE                            TITLE                      DATE
      ---------                            -----                      ----


/s/ Patrick Soon-Hock Lim         Chairman, Chief Executive      April 14, 2006
-------------------------         Officer and Director
Patrick Soon-Hock Lim             (Principal Executive Officer)



/s/ Voon-Fui Yong                 Chief Accounting Officer       April 14, 2006
-----------------                 (Financial Officer and
Voon Fui Yong                     Principal Accounting Officer


/s/ Valerie Hoi-Fah Looi          Secretary and Director         April 14, 2006
------------------------
Valerie Hoi-Fah Looi



/s/ Wan Abdul Razak bin Muda      Director                       April 14, 2006
----------------------------
Wan Abdul Razak bin Muda

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                     YEARS ENDED DECEMBER 31, 2005 AND 2004
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Report of independent registered public accounting firm                    F-1
Consolidated financial statements:
         Balance sheet                                                     F-2
         Statements of operations                                          F-4
         Statements of changes in shareholders'
           equity and comprehensive income                                 F-6
         Statements of cash flows                                          F-10
         Notes to consolidated financial statements                        F-14

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACOUNTING FIRM


Board of Directors
Secured Digital Applications, Inc.

We have audited the accompanying consolidated balance sheet of Secured Digital Applications, Inc. and subsidiaries as of December 31, 2005, and the related consolidated statements of operations, changes in shareholders' equity and comprehensive income and cash flows for each of the years in the two-year period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Secured Digital Applications, Inc. and subsidiaries as of December 31, 2005, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, subsequent to December 31, 2005, the Company corrected its accounting for preferred stock of a subsidiary, a convertible term note and related warrants in the first, second and third quarters of 2005.



GHP HORWATH, P.C.

Denver, Colorado
April 7, 2006

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2005


                                     ASSETS

Current assets:
     Cash                                                                     $          46,586
     Cash, restricted (Note 7)                                                          548,154
     Trade receivables,
       less allowance for doubtful accounts of $69,269 (Notes 6 and 14)               6,384,455
     Other accounts receivable,
       less allowance for doubtful accounts of $371,451                                  83,581
     Prepaid expenses                                                                    85,584
     Inventories                                                                        270,947
                                                                              -----------------
              Total current assets                                                    7,419,307
Property and equipment, net (Note 5)                                                  1,187,786
Customer list, license and customer and relationships (Notes 2 and 3)                   201,465
License (Notes 2 and 3)                                                                  48,750
Goodwill (Notes 2 and 3)                                                                851,740
Long-term receivables, related parties (Note 6)                                         183,098
                                                                              -----------------
                                                                              $       9,892,146
                                                                              =================


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Bank overdraft and borrowings (Note 8)                                   $       1,113,069
     Capital lease obligations (Note 9)                                                  44,640
     Current portion of term loan (Note 10)                                              76,582
     Accounts payable                                                                 1,136,071
     Accrued expenses                                                                   270,290
     Amount due to an affiliated company (Note 6)                                       125,518
     Amount due to a director (Note 6)                                                   86,192
     Income tax payable (Note 11)                                                        13,598
                                                                              -----------------
              Total current liabilities                                               2,865,960
     Term loan, net of current portion (Note 10)                                        101,908
     Deferred income tax (Note 11)                                                      156,209
     Deferred gain (Note 6)                                                             183,098
                                                                              -----------------
              Total liabilities                                                       3,307,175
                                                                              -----------------


                                   (continued)

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (CONTINUED)
                                DECEMBER 31, 2005




Minority interest                                                                       485,250
                                                                              -----------------
Commitments and contingencies (Notes 17, 18, 19 and 20)

Shareholders' equity (Note 13):
     Series A convertible preferred stock, $0.10 par value;
       1,000,000 shares authorized;  none issued or outstanding                              --
     Common stock, $.00001 par value;
       350,000,000 shares authorized; 133,736,378 shares issued,
           128,884,430 shares outstanding                                                 1,289

     Additional paid-in capital                                                       5,253,842
     Common treasury stock, 4,851,948 shares at cost                                         --
     Options                                                                             62,372
     Warrants                                                                           749,715
     Retained earnings                                                                  749,715
     Accumulated other comprehensive income                                              32,503
                                                                              -----------------
              Total shareholders' equity                                              6,099,721
                                                                              -----------------
                                                                              $       9,892,146
                                                                              =================

                 See notes to consolidated financial statements

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                                               2005                  2004
                                                                         -----------------      --------------
Revenues:
Products and equipment                                                   $       3,549,766      $      788,291
Services:
  Related parties (Note 6)                                                         333,342           1,316,052
  Others                                                                        24,424,254          18,333,687
                                                                         -----------------      --------------
                                                                                28,307,362          20,438,030
                                                                         -----------------      --------------
Cost of revenues:
Products and equipment                                                           3,274,413             715,172
Services:
  Related parties                                                                  145,527             478,553
  Others                                                                        22,625,080          17,085,086
                                                                         -----------------      --------------
                                                                                26,045,080          18,278,811
                                                                         -----------------      --------------
Gross profit                                                                     2,262,282           2,159,219
                                                                         -----------------      --------------
Operating expenses:
     Sales and marketing                                                           142,887              43,677
     General and administrative:
       Related parties (Note 6)                                                    145,309              85,263
       Others                                                                    1,749,767           1,490,132
                                                                         -----------------      --------------
Total operating expenses                                                         2,037,963           1,619,072
                                                                         -----------------      --------------
Income from operations                                                             224,319             540,147
                                                                         -----------------      --------------
Other income (expense):
     Interest expense                                                             (335,489)           (108,686)
     Amortization of debt issuance costs                                           (65,511)            (29,835)
     Other issuance costs                                                               --            (210,311)
     Gain on value of derivative liabilities                                            --             980,423
     Interest income                                                               120,894              16,408
     Gain on disposal of assets, related parties (Note 6)                          126,282             245,416
     Other                                                                          43,529              14,933
     Share of associate companies' losses                                               --              (6,355)
                                                                                  (110,295)            901,993
                                                                         -----------------      --------------
Income from continuing operations before income tax and minority interest          114,024           1,442,140
Income tax                                                                         (77,484)           (180,083)
                                                                         ------------------     --------------
Income from continuing operations before minority interest                          36,540           1,262,057
Minority interest                                                                   90,376             (31,588)
                                                                         -----------------      --------------
Income from continuing operations                                                  126,916           1,230,469
                                                                         -----------------      --------------
Discontinued operations:
     Income  from operations of discontinued material handling
     subsidiaries  (including gain on disposal of $131,115)                             --              1,425

                                                                         -----------------      -------------
Net income                                                               $         126,916      $   1,231,894
                                                                         =================      =============
                                   (continued)

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                                               2005                  2004
                                                                         ----------------       ------------


Net income                                                               $         126,916      $   1,231,894

Preferred stock dividend                                                          (391,870)          (375,434)
Early redemption penalty on preferred stock                                       (302,994)                --
Accretion to preferred stock redemption value                                   (3,312,689)          (714,182)
                                                                         -----------------      -------------
-------------------------
Net (loss) income applicable to common shareholders                      $      (3,880,637)     $     142,278
                                                                         =================      =============


Net income                                                               $         126,916      $   1,231,894

Other comprehensive income:

     Foreign currency translation adjustments                                      (24,066)                --

                                                                         -----------------      -------------
Comprehensive income                                                     $         102,850      $   1,231,894
                                                                         =================      =============



Net (loss) income per common share from continuing operations:

     Basic and diluted                                                   $           (0.04)     $           *
                                                                         =================      =============

Net (loss) income per common share from discontinued operations:

       Basic and diluted                                                 $           (0.04)     $           *
                                                                         =================      =============
Weighted average shares outstanding

     Basic                                                                     109,447,305         94,349,704
                                                                         =================      =============
     Diluted                                                                   110,255,798         95,181,672
                                                                         =================      =============

* Less than $0.01 per share


                 See notes to consolidated financial statements

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                     YEARS ENDED DECEMBER 31, 2005 AND 2004


                               Preferred stock                                   Additional   Common Stock
                                          Par                        Par          paid-in       Treasury
                               Shares     Value       Shares        Value         capital        stock
                             ---------  ---------   -----------    ---------    -------------  -----------
Balances, January 1, 2004           --  $      --    97,928,899    $     989    $   3,609,298  $   (44,550)
Issuance of warrants                --         --            --           --               --           --
Return of common shares        100,000     10,000    (8,000,000)         (80)          (9,920)          --
Exercise of stock options           --         --       300,000            3           50,797           --
Common stock issued for services    --         --       525,000            5           91,570       14,175
Issuance of stock options           --         --            --           --               --           --
Issuance of stock options           --         --            --           --               --           --
Issuance of common shares as
 compensation for:
  fund raising expenses             --         --       547,230            6          133,494           --
  professional fees                 --         --       649,735            6          158,062           --
Conversion of preferred shares      --         --     2,500,000           25          776,384           --
Conversion of term note             --         --       170,288            1           31,239           --
Redemption of term note             --         --            --           --           (1,409)          --
Reclassification of embedded
   derivatives                      --         --            --           --        2,113,162           --
Amortization of deferred
   compensation for the year
   ended December 31, 2004          --         --            --           --               --           --
Comprehensive income:
 Net income for the year            --         --            --           --               --           --
  ended December 31, 2004
 Comprehensive income               --         --            --           --               --           --
Dividend declared for the year
  ended December 31, 2004           --         --            --           --         (176,677)          --
Accretion to preferred stock
    redemption value                --         --            --           --               --           --
                             ---------  ---------  ------------    ---------    -------------  -----------
Balances, December 31, 2004    100,000  $  10,000    94,621,152    $     955    $   6,776,000  $   (30,375)

                                   (continued)

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                     YEARS ENDED DECEMBER 31, 2005 AND 2004


                             Preferred stock             Common Stock            Additional
                                          Par                         Par         paid-in       Treasury
                              Shares     Value        Shares         Value         capital       stock
                             ---------  ---------   -----------    ---------    -------------  -----------
Balances, December 31, 2004    100,000  $  10,000    94,621,152    $     955    $   6,776,000  $   (30,375)

Conversion of term note             --         --     1,259,319           14          155,974           --
Settlement of convertible
 securities                         --         --     9,756,098           98          799,902           --
Consolidation adjustment            --         --            --          (12)              12           --
Conversion of preferred
  shares                      (100,000)   (10,000)    8,000,000           80            9,920           --
Common stock issued for
 private placement                  --         --    11,349,565          113          945,717        7,270
Fund raising expenses               --         --            --           --          (46,379)          --
Issuance of common shares as
 compensation for professional fees --         --     3,548,296           37          369,925       23,105
Employee stock options exercised    --         --       350,000            4           83,996           --
Issuance of stock options           --         --            --           --               --           --
Cancellation of stock option        --         --            --           --           39,412           --
Early redemption penalty on
   preferred stock                  --         --            --           --         (302,994)          --
Accretion to preferred stock
   redemption value                 --         --            --           --       (3,312,689)          --
Amortization of deferred
 compensation for the year
  ended December 31, 2005           --         --            --           --               --           --
Comprehensive income:
 Net income for the year
  ended December 31, 2005           --         --            --           --               --           --
Foreign currency translation
  adjustment                        --         --            --           --               --           --
 Comprehensive income
Dividend declared for the year
  ended December 31, 2005           --         --            --           --         (264,954)          --
                             ---------- ---------  -------------   ---------    -------------  -----------
Balances, December 31, 2005         --  $      --   128,884,430    $   1,289    $   5,253,842  $        --
                             =========  =========  ============    =========    =============  ===========

                                   (continued)

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                      AND COMPREHENSIVE INCOME (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                                                 Accumulated
                                        Deferred                Accumulated         Other
                                      Compensation                 earnings     Comprehensive
                              Options      Cost      Warrants        (deficit)     Income         Total
                             --------- ----------   ----------- -------------   -------------  -----------
Balances, January 1, 2004    $  14,800 $       --  $         --  $  (318,955)   $      56,569  $ 3,318,151
Issuance of warrants                --         --       749,715           --               --      749,715
Return of common shares             --         --            --           --               --           --
Exercise of stock options      (14,800)        --            --           --               --       36,000
Common stock issued for services    --         --            --           --               --      105,750
Issuance of stock options       26,600    (26,600)           --           --               --           --
Issuance of stock options       52,235         --            --           --               --       52,235
Issuance of common shares as
 compensation for:
  fund raising expenses             --         --            --           --               --      133,500
  professional fees                 --         --            --           --               --      158,068
Conversion of preferred shares      --         --            --           --               --      776,409
Conversion of term note             --         --            --           --               --       31,240
Redemption of term note             --         --            --           --               --       (1,409)
Reclassification of embedded
   derivatives                      --         --            --           --               --    2,113,162
Amortization of deferred
 compensation for the year
  ended December 31, 2 004          --     15,153            --           --               --       15,153
Comprehensive income:
 Net income for the year
  ended December 31, 2004           --         --            --    1,231,894               --    1,231,894
Comprehensive income                --         --            --           --               --    1,231,894
Dividend declared for the year
  ended December 31, 2004           --         --            --     (198,757)              --     (375,434)
Accretion to preferred stock
        redemption value            --         --            --     (714,182)              --     (714,182)
                             --------- ----------  ------------  -----------    -------------  -----------
Balances, December 31, 2004  $  78,835 $  (11,447) $    749,715  $        --    $      56,569  $ 7,630,252


                                   (continued)

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                      AND COMPREHENSIVE INCOME (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                                                Accumulated
                                        Deferred                 Accumulated       Other
                                      Compensation                earnings      Comprehensive
                              Options    Cost        Warrants     (deficit)        Income        Total
                             --------- ----------  ------------  -----------    ------------- ------------
Balances, December 31, 2004  $  78,835 $  (11,447) $    749,715  $        --    $      56,569 $  7,630,252

Conversion of term note             --         --            --           --               --      155,988
Settlement of convertible
 securities                         --         --            --           --               --      800,000
Consolidation adjustment            --         --            --           --               --           --
Conversion of preferred shares      --         --            --           --               --           --
Common stock issued for
 private placement                  --         --            --           --               --      953,100
Fund raising expenses               --         --            --           --               --      (46,379)
Issuance of common shares as
 compensation for professional fees --         --            --           --               --      393,067
Employee stock options
 exercised                     (14,000)        --            --           --               --       70,000
Issuance of stock options       47,329         --            --           --               --       47,329
Cancellation of stock option   (49,792)    10,380            --           --               --           --
Early redemption penalty on
   preferred stock                  --         --            --           --               --     (302,994)
Accretion to preferred stock
   redemption value                 --         --            --           --               --   (3,312,689)
Amortization of deferred
 compensation for the year
  ended December 31, 2005           --      1,067            --           --               --        1,067
Comprehensive income:
 Net income for the year
  ended December 31, 2005           --         --            --      126,916               --      126,916
Foreign currency translation
 adjustment                         --         --            --           --          (24,066)     (24,066)
Comprehensive income                --         --            --           --               --      102,850
Dividend declared for the year
  ended December 31, 2005           --         --            --     (126,916)              --     (391,870)
                             --------- ----------  ------------  -----------    ------------- ------------
Balances, December 31, 2005  $  62,372 $       --  $    749,715  $        --    $      32,503 $  6,099,721
                             ========= ==========  ============  ===========    ============= ============

                 See notes to consolidated financial statements

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                                                    2005              2004
                                                                                -------------     ------------
                                                                                               (Revised, Note 2)
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                                                $     126,916    $   1,230,469
     Adjustments to reconcile net income to net cash
      used in operating activities:

     Minority interest                                                                (90,376)          31,588
     Depreciation and amortization                                                    344,208          262,285
     Amortization of debt issuance costs                                               65,511           29,835
     Amortization of embedded liability of term note                                  179,862           66,819
     Gain on value of derivative liabilities                                               --         (980,423)
     Deferred compensation expenses                                                    48,396           15,153
     Other compensation expense                                                       360,567          306,053
     Reserve for bad debts                                                             24,957           12,369
     Management and clerical fees to affiliated company                               114,581           85,262
     Gain on disposal of assets, related party                                       (126,282)         245,416)
     Loss on disposal of property and equipment                                           259               --
     Share of associate companies' losses                                                  --            6,355
     Warrants issued for other issuance costs                                              --          210,311
     Changes in operating assets and liabilities, net of effects from purchase of
      ISS in 2005 and Gallant Group of companies and ATG in 2004:
       Increase in receivables                                                     (1,863,451)      (1,711,036)
       Increase in prepaid expenses                                                   (16,397)         (26,711)
       Decrease (increase) in inventories                                             236,636          (46,327)
       Increase (increase) in payables and accrued expenses                           101,821         (110,836)
       Increase in income tax liability                                                 6,240          154,085
                                                                                -------------    -------------
           Net cash used in operating activities of continuing operations            (601,133)        (795,427)
           Net cash used in operating activities of discontinued operations                --          (19,873
                                                                                -------------    -------------
           Net cash used in operating activities                                     (601,133)        (815,300)
                                                                                -------------    --------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from sale of property and equipment                                      39,151               --
     Purchase of property and equipment                                              (259,394)         (66,275)
     Payment for purchase of businesses, net of cash acquired                           1,381          (19,654)
     Proceeds from sale of subsidiary companies                                       143,417               --
     Proceeds from sale of associate companies                                         13,158           36,316
                                                                                -------------    -------------
           Net cash used in investing activities                                      (62,287)         (49,613)
                                                                                -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of convertible term note, net                                  --          470,323
     Repayment of convertible term note                                                    --           13,297)
     Payment on redemption of term note                                                    --           (1,409)
     Payment of expenses in connection with subsidiary preferred stock issuance            --         (296,323)

     Proceeds from exercise of stock options                                           70,000           12,000
     Proceeds from restricted cash on conversion of preferred stock                        --          500,000
     Proceeds from issuance of shares of common stock                                 953,100               --
     Net (payment to) proceeds from affiliated company                                 30,623          (53,430)
     Net proceeds from a director                                                      17,290          19,714
     Payment of obligations under capital leases                                      (29,738)          (9,645)
     Payment of term loan                                                             (84,727)         (17,343)
     Payment of subsidiary's preferred stock dividend                                (256,666)          (8,538)
     Payment for early redemption of subsidiary's preferred stock                    (222,226)              --
     Increase in restricted cash                                                     (196,884)        (184,542)
     Net increase in bank borrowings                                                  397,663          294,977
                                                                                -------------    -------------
           Net cash provided by financing activities                                  632,056          712,487
                                                                                -------------    -------------
                                   (continued)

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                                                    2005               2004
                                                                                -------------     -------------
                                                                                                 (Revised, Note 2)

FOREIGN CURRENCY TRANSLATION ADJUSTMENT                                               (14,543)               --
                                                                               --------------     -------------

Net decrease in cash                                                                  (45,907)         (152,426)

Cash, beginning of year                                                                92,493           244,919
                                                                                -------------     -------------
Cash, end of year                                                               $      46,586     $      92,493
                                                                                =============     =============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Cash paid for interest during the year                                     $     134,230     $      31,728
                                                                                =============     =============
     Cash paid for income taxes during the year                                 $      72,562     $      25,998
                                                                                =============     =============
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
        FINANCING ACTIVITIES:

Preferred stock (Note 13)
Restricted cash (paid) received in exchange for preferred stock of subsidiary   $  (6,000,000)    $   6,500,000
                                                                                ==============    =============
Restricted cash paid for accrued dividends                                      $    (105,138)    $          --
                                                                                =============     =============

Accretion to preferred stock redemption value                                   $   3,312,689     $     714,182
                                                                                =============     =============

Preferred stock dividends declared                                              $     694,864     $     375,434
                                                                                =============     =============
Warrants issued in exchange of debt                                             $          --     $     749,715
                                                                                =============     =============
Reclassification of embedded liabilities                                        $          --     $   2,113,162
                                                                                =============     =============

Receivable for exercise of stock options, received in January 20, 2005          $          --     $      24,000
                                                                                =============     =============
Conversion of convertible term note and related accrued interest                $     155,988     $      34,058
                                                                                =============     =============
Issuance of common stock for services rendered by consultant
  with regard to equity transaction                                             $      32,500     $     133,500
                                                                                =============     =============
Issuance of common stock for term note , accrued interest
  and accrued dividends of preferred stock of subsidiary                        $     800,000     $          --
                                                                                =============     =============

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2005 AND 2004


                                                                             2005                  2004
                                                                       -----------------    ------------------

BUSINESS ACQUISITIONS (NOTE 3):


Applications Business:

Net assets acquired:
   Cash                                                                $         54,033
   Accounts receivable                                                           10,365
   Property, furniture and equipment                                              2,119
   Customer relationships                                                        59,423
   Accounts payable                                                             (19,689)
                                                                       ----------------
                                                                                106,251
Less: Minority interests                                                        (21,099)
         Common stock issued                                                    (32,500)
         Cash acquired                                                          (54,033)
                                                                       ----------------
Net cash received in acquisition of subsidiaries                       $         (1,381)
                                                                       ================


Material Handling Business:

Net assets acquired:
   Cash                                                                                     $           3,583
   Accounts receivable                                                                                 87,345
   Inventories                                                                                         85,885
   Property, furniture and equipment                                                                   10,728
   Capital lease obligation                                                                            (8,138)
   Accounts payable                                                                                   (59,076)
                                                                                            -----------------
                                                                                                      120,327
Less: Minority interests                                                                              (46,192)
         Cash acquired                                                                                 (3,583)
                                                                                            -----------------
Net cash used in acquisition of subsidiaries                                                           70,552
Cash used in acquisition of discontinued operations                                                   (70,552)
                                                                                            -----------------
                                                                                            $              --
                                                                                            =================



                                   (continued)


               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2005 AND 2004


                                                                             2005                  2004
                                                                       -----------------    ------------------

BUSINESS ACQUISITIONS (Continued):


Apple Business:

Net assets acquired:
   Cash                                                                                     $          26,397
   Cash, restricted                                                                                   271,866
   Accounts receivable                                                                                163,895
   Inventories                                                                                        445,775
   Property, furniture and equipment                                                                  115,300
   Customers list                                                                                     189,000
   Licenses                                                                                            65,000
   Goodwill                                                                                           381,375
   Bank overdraft and borrowings                                                                     (468,447)
   Term loan                                                                                         (199,070)
   Accounts payable                                                                                  (854,342)
   Income tax provision                                                                                12,797
                                                                                            -----------------
                                                                                                      149,546
Less: Minority interests                                                                             (103,495)
          Cash acquired                                                                               (26,397)
                                                                                            -----------------
Net cash used on acquisition of subsidiary                                                  $          19,654
                                                                                            =================

                 See notes to consolidated financial statements

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004

NOTE 1: ORGANIZATION AND BASIS OF PRESENTATION

Secured Digital Applications, Inc. and subsidiaries (the "Company") are involved in application development, broadband network operation, delivery of value added applications and services; sale of devices that utilize broadband networks and the sale of biometric security devices. During 2003, the Company expanded its business to include the development, integration and provision of secured shipping and supply chain management services. Beginning in October 2004, the Company expanded into the business of selling Apple computer products and other information technology products and services. In April 2005, the Company expanded into the business of specializing in the design, development and implementation of wireless applications and electronic solutions. The Company's revenues for 2005 and 2004 were primarily derived from the design, development and production of interactive multimedia websites and content, rental and service of material handling equipment and sale of information technology products and services.

The Company, formerly known as Digital Broadband Networks, Inc, changed its name to Secured Digital Applications, Inc., after its board of directors unanimously approved the change on January 28, 2004.

The Company conducts its principal operations in Malaysia, and has the following subsidiaries as of December 31, 2005:

- China Sea Trade Company, Inc. ("CST") (f/k/a Eystar Media Inc.), a Delaware corporation wholly-owned by the Company;

- SDA Worldwide, Inc. ("SDAW") (f/k/a SDA America, Inc.), a Delaware corporation wholly-owned by the Company;

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

- Perwimas Telecommunications Sdn Bhd ("PTSB"), SDAM's 86% owned Malaysian subsidiary;

- Armor Multi Services Sdn Bhd ("AMSSB") (f/k/a Asiaco Services Sdn Bhd), AMS's 60% owned Malaysian subsidiary; from the date of acquisition on December 9, 2003;

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

- Gallant Service Centre (M) Sdn Bhd ("GSC"), SDAM's wholly-owned subsidiary, from the date of acquisition on September 29, 2004;

- Gallant IT Holdings Sdn Bhd ("GIH"), GSC's 55% owned subsidiary, from the date of acquisition on September 29, 2004; and

- Gallant Zone (M) Sdn Bhd ("GZ"), Eystar Distribution Sdn Bhd ("ED") (f/k/a Gallant IT Distribution (M) Sdn Bhd) and Gallant Focus (M) Sdn Bhd ("GF"), all wholly-owned subsidiaries of GIH from the date of acquisition on September 29, 2004 and, including GSC and GIH, such subsidiaries may sometimes collectively be referred to as the "Gallant group of companies."

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004


NOTE 1: ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

- Innospective Sdn Bhd ("ISS"), a 55%-owned subsidiary of SDAM from April 2005, is a systems integration firm specializing in the design, development and implementation of wireless applications and electronic solutions.

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

1. Asiaco Material Handling (East Coast) Sdn Bhd ("AEC"), AMS's 80% owned Malaysian subsidiary from the date of acquisition on December 9, 2003;

2. Asiaco Logistic Sdn Bhd ("ALG"), AMS's 67% owned Malaysian subsidiary from the date of acquisition on December 9, 2003; and

3. Asiaco Taiping Sdn Bhd ("ATG"), AMS's 62% owned Malaysian subsidiary, from the date of acquisition on February 9, 2004.

The accompanying consolidated financial statements include:

1.   Secured Digital Applications, Inc., CST, SDAM and PTSB for 2005 and 2004;

2.   AMS, SS, SDAW, DID and AMSSB for 2005 and 2004;

3.   GSC, GIH, GZ, ED, GF and ISS from the effective date of acquisition;

4. TW, AEC, ALG and ATG as discontinued operations from the effective date of acquisition up to the effective date of disposal.

All significant inter-company account balances and transactions have been eliminated in consolidation.


RESTATEMENT  OF  2004  YEAR  END  AND  2005  QUARTERLY   CONSOLIDATED  FINANCIAL
STATEMENTS

Subsequent to the issuance of the Company's December 31, 2004 consolidated financial statements, and based upon a further evaluation of the factors utilized in determining the accounting and presentation of a May 2004 issuance of preferred stock of a subsidiary, a convertible term note and related warrants, the Company determined that both the preferred stock of a subsidiary and the convertible term note contained embedded derivatives that must be bifurcated from their host instruments. In addition, the Company determined that the warrants and the preferred stock of a subsidiary should not initially be classified as a component of shareholders' equity (See notes 12 and 13). Accordingly, the Company's 2004 consolidated financial statements were Restated and were filed in an amended 10-KSB on April 10, 2006, resulting in an increase in net income of $696,534 ($.01 per share)and a decrease in net income available to common shareholders of $17,648 (less than $.01 per share). In addition, shareholders' equity decreased by $2,506,702 as of December 31, 2004.

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004


NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

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

PROPERTY AND EQUIPMENT AND DEPRECIATION

Property and equipment are stated at cost less depreciation. Depreciation is calculated on the straight-line method over the expected useful lives of the assets. The principal annual rates of depreciation are:

                                                   Business Segments
                                       Broadband, Multimedia
                                         and Biometric       Material Handling
                                        Security/ Computer   Equipment and Apple
Asset Classification                    Sales and Services   Computer division
---------------------------            -------------------  --------------------

Office equipment, furniture and
  fixtures,
  computer software                            20%                10% - 25%
Video communication hardware
  and peripherals, office renovation           10%                    -
Tools and equipment                            10%                10% - 12%
Material handling equipment                     -                    10%
Motor vehicles                                  -                 10% - 20%

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004


NOTE 2: SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PROPERTY AND EQUIPMENT AND DEPRECIATION (CONTINUED)

Routine   expenses  for   maintenance  and  repair  are  expensed  as  incurred.
Expenditures that result in enhancement of the value or in extension of the useful life of fixed assets are capitalized.

Management assesses the carrying values of its long-lived assets for impairment when circumstances warrant such a review. Generally, long-lived assets are considered impaired if the estimated fair value is less than the assets' carrying values. If an impairment is indicated, the loss is measured based on the amounts by which the carrying values of the assets exceed their fair values. At December 31, 2005, management believes that no impairment has occurred.

GOODWILL AND INTANGIBLE ASSETS

Goodwill consists of the excess of cost over net assets acquired of PTSB and the Gallant group of companies. Management of the Company evaluates the carrying value of goodwill annually or whenever a possible impairment is indicated. The Company performs its impairment test annually during the fourth quarter of the fiscal year and determined that there was no impairment during the years ended December 31, 2005 and 2004.

Intangible assets include a customer list and a Malaysian government registered contractor license acquired in September 2004 (Note 3). The customer list has a cost of $189,000 and is amortized using the straight line method over its expected life of 7 years. Amortization expense for 2005 and 2004 amounted to $27,000 and $6,750, respectively. Accumulated amortization at December 31, 2005 was $33,750. Amortization expense for each of the next five years is expected to be $27,000 per year. The registered contractor license has a cost of $65,000 and is amortized using the straight line method over its expected life of 5 years.
Amortization expense for 2005 and 2004 amounted to $13,000 and $3,750, respectively. Accumulated amortization at December 31, 2005 was $16,750. Amortization expense for fiscal years 2006 through 2008 is expected to be $13,000 per year and $9,750 for fiscal 2009. Customer relationships with a cost of $59,423 were acquired on April 30, 2005, and are being amortized using the straight line method over its estimated life of 3 years. Amortization expense for 2005 and accumulated amortization at December 31, 2005 was $13,208. Amortization expense for fiscal years 2006 and 2007 is expected to be approximately $19,800 per year and $6,600 in fiscal year 2008.

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004


NOTE 2: SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ASSOCIATE COMPANIES - EQUITY ACCOUNTING METHOD

The Company considers associate companies as its investment in common stock of companies in which it has a long-term equity interest and where it has the ability to exercise significant influence, but not control, over operating and financial policies. Such investments are accounted for in the Company's consolidated financial statements based on the equity method. The equity method is a method of accounting under which the Company initially records an investment in the stock of an associate company ("investee") at cost and adjusts the carrying amount of the investment to recognize the Company's share of the earnings and losses of the investee after the date of acquisition. The amount of the adjustment is included in the determination of the Company's net income
(loss) and such amount reflects adjustments similar to those made in preparing consolidated financial statements including adjustments to eliminate intercompany gains and losses, and to amortize, if appropriate, any difference between the cost and the underlying equity in net assets of the investee at the date of investment. The carrying amount of the investment is also adjusted to reflect the Company's share of changes in the investee's capital and will be reduced by dividends received from the investee. Under the equity method, an investment in common stock of associate companies is shown in the consolidated balance sheet as a single amount and the Company's share of earnings or losses of the associate companies is shown in the consolidated statement of operations as a single amount. As of December 31, 2005, the Company did not have any investments accounted for under the equity method.


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

COMPREHENSIVE INCOME

The Company has adopted Statement of Financial Accounting Standards (SFAS) 130, "Reporting Comprehensive Income", which establishes requirements for disclosure of comprehensive income including certain items previously not included in the statements of operations, including minimum pension liability adjustments and foreign currency translation adjustments, among others. The Company's only components of comprehensive income are foreign currency translation adjustments.

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004


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

ADVERTISING

Costs related to advertising and promotion of products and services are charged to sales and marketing expense as incurred. Advertising and promotion costs were $7,031 and $9,703 in 2005 and 2004, respectively.

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004


NOTE 2: SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NET INCOME (LOSS) PER COMMON SHARE

Income (loss) per common share requires the presentation of two EPS amounts, basic and diluted. Basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the years ended December 31, 2005 and 2004. Diluted income
(loss) per common share is computed using the weighted average number of shares determined for the basic computations plus the number of shares of common stock that would be issued assuming all contingently issuable shares having a dilutive effect on earnings per share were outstanding for the year. The calculation of basic and diluted income (loss) per share is as follows (in thousands, except per-share amounts):


                                                      Year ended December 31,
                                                    --------------------------
                                                        2005           2004
                                                    ------------    ----------

Net income                                          $        127    $     1,231
Preferred stock dividend                                    (392)          (375)
Early redemption penalty on preferred stock                 (303)            --
Accretion to preferred stock redemption value             (3,313)          (714)
                                                    ------------    -----------
Net (loss) income available to common shareholders  $     (3,881)   $       142
                                                    ============    ===========
Weighted average shares outstanding - basic              109,447         94,350
                                                    ============    ===========
Net (loss) income per share - basic                 $      (0.04)   $         *
                                                    ============    ===========

Weighted average shares outstanding - basic              109,447         94,350
Common stock issuable to consultant                          809            354
Dilutive stock options and warrants                           --            478
                                                    ------------    -----------
Weighted average shares outstanding - diluted            110,256         95,182
                                                    ============    ===========
Net income per share - diluted                      $      (0.04)   $         *
                                                    ============    ===========
*  less than $.01 per share


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

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004


NOTE 2: SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK-BASED COMPENSATION

The Company has adopted SFAS No. 123, Accounting for Stock-Based Compensation. As permitted by SFAS No. 123, the Company measures compensation cost in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. Had compensation cost for options been determined based on the fair value at the grant date consistent with the method prescribed under SFAS No. 123, the Company's pro forma net income (loss) and net income (loss) per share would have been as follows:

                                                                   Year Ended December 31,
                                                               -----------------------------
                                                                   2005            2004
                                                               ----------      -------------
Net income applicable to common shareholders                   $ (3,880,637)   $     142,278
Add: Stock-based employee compensation expense
        included in reported net income, net of related tax          47,329           52,235
Add/(Less): Total stock-based employee compensation expense
         determined under fair value based method for all
         awards, net of related tax effects                         (57,665)         (88,100)
                                                               ------------    -------------
Pro forma net income (loss) applicable to common shareholders  $ (3,890,973)   $     106,413
                                                               ============    =============
Income (loss) per share:
 Basic and diluted - as reported                               $      (0.04)   $           *
                                                               ============    =============
 Basic and diluted - pro forma                                 $      (0.04)   $           *
                                                               ============    =============
* Less than $.01 per share

The fair value was estimated at the date of grant using the following weighted average assumptions:


Risk free interest rate                                               2.3%
Dividend yield                                                         0%
Expected life of option in years                                   4.7 years
Expected volatility                                                   129%

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004


NOTE 2: SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK-BASED COMPENSATION (CONTINUED)


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

The pro forma net income (loss) per share above is calculated using the weighted average number of shares of common stock outstanding as described in Note 2. The weighted average fair value of options granted during the year ended December 31, 2005 and 2004 was $46,625 and $88,100, respectively.

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R) Share Based Payment, which addresses the accounting for share-based payment transactions. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB No. 25, and generally requires instead that such transactions be accounted and recognized in the statement of income based on their fair values. SFAS No. 123(R) will be effective for public companies that file as small business issuers as of the first interim period that begins after December 15, 2005. The Company is evaluating the provisions of SFAS No. 123(R). Depending upon the numbers and terms of options that may be granted in future periods, the implementation of this standard could have a material impact on the Company's financial position and results of operations. The Company estimates that it may need to recognize approximately $31,000 in additional compensation expense under SFAS No.123(R) on options that may not be fully vested by the effective date.

BUSINESS RISK

The Company is subject to risks and uncertainties common to technology-based companies, including rapid technological change, dependence on principal products and third-party technology, new product introductions and other activities of competitors, dependence on key personnel, and limited operating history.

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004


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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2005, the FASB issued SFAS No. 154 Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable. The provisions of SFAS 154 are effective for accounting changes and corrections of errors made in fiscal periods beginning after December 15, 2005. The adoption of the provisions of SFAS 154 is not expected to have a material impact on the Company's financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS No. 133 and SFAS No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. SFAS 155 amends SFAS 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instruments. The adoption of the provisions of SFAS 155 is not expected to have a material impact on the Company's financial position or results of operations.

RECLASSIFICATIONS

In 2005, the Company has separately disclosed the operating, investing and financing portions of the cash flows attributable to its discontinued operations, which in the prior period were reported on a combined basis as a single amount.

Certain 2004 balances have been reclassified to conform to the current presentation.

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004


NOTE 3: ACQUISITION AND DISPOSAL OF SUBSIDIARIES

On November 17, 2003, SDAM signed an asset purchase agreement with Asiaco Material Handling Sdn Bhd ("AMH"), a Malaysian company, to purchase, through AMS, the business assets and selected liabilities of AMH and seven companies in the Asiaco group. The definitive agreement also provided for AMS to purchase a majority equity interest in the remaining sixteen companies in the Asiaco group from AMH's majority shareholder. Pursuant to this agreement, the Company acquired a majority equity interest in three Malaysian companies on December 9, 2003: 80% in Asiaco Material Handling (East Coast) ("AEC"), 67% in Asiaco Logistic ("ALG") and 60% in Armor Multi Services ("AMSSB") (f/k/a Asiaco Services) for total consideration of $193,911. On February 9, 2004, the Company acquired a 62% equity interest in Asiaco Taiping ("ATG") for a provisional consideration of $74,135. These acquisitions were accounted for as purchases. The total consideration was to be satisfied by the issuance of AMS's common stock to the owner upon full completion of the asset purchase agreements between the Company and AMH. Through December 31, 2004, the Company had paid a total of $263,158 to AMH as advances for the incorporation of AMS and for the purchase of equity in four subsidiaries as well as two associate companies: 46% in Asiaco Transport and 33% in Asiaco Engineering. These advances would have been deducted from the final purchase price to be determined by SDAM when it has completed its verification of the net asset value of AMH and its subsidiaries. As a result of these acquisitions the Company entered into the equipment material handling business.

The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed in the ATG acquisition at February 9, 2004.

Cash                                      $         3,583
Accounts receivable                                87,345
Inventories                                        85,885
Property, furniture and equipment                  10,728
Capital lease obligation                           (8,138)
Accounts payable                                  (59,076)
Minority interests                                (46,192)
                                          ---------------
                                          $        74,135
                                          ===============

In December 2004, the Company decided not to proceed with the asset purchase agreement with AMH. On December 27, 2004 the Company sold its equity interest in AEC, ALG and ATG together with its 60% equity interest in TW for aggregate consideration of $143,417 to an unrelated party.

The following table summarizes the carrying values of the major classes of assets sold and liabilities surrendered for the four companies at the date of disposal.

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004


NOTE 3: ACQUISITION AND DISPOSAL OF SUBSIDIARIES (CONTINUED)

Cash                                      $         7,136
Accounts receivable                               127,626
Inventories                                        50,042
Property, furniture and equipment                  81,593
Capital lease obligation                          (42,781)
Accounts payable                                 (185,079)
Income tax                                         (3,598)
Minority interests                                (22,637)
Gain on disposal                                  131,115
                                          ---------------
                                          $       143,417
                                          ===============

Revenues from discontinued operations were $0 and $265,000 for the years ended December 31, 2005 and 2004, respectively. Losses before income taxes from discontinued operations were $0 and $130,000 for the years ended December 31, 2005 and 2004, respectively. Discontinued operations relate to the Company's material handling segment.

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
                                          ===============

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004


NOTE 3: ACQUISITION AND DISPOSAL OF SUBSIDIARIES (CONTINUED)

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

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004


NOTE 3: ACQUISITION AND DISPOSAL OF SUBSIDIARIES (CONTINUED)

GIH has the following wholly-owned subsidiaries:

i) Gallant Zone (M) Sdn Bhd ("GZ"), is a retailer of Apple computer products and a Tier 1 Apple reseller.

ii)  Gallant Focus (M) Sdn Bhd ("GF"), is currently dormant.

iii) Eystar  Distribution  Sdn Bhd ("ED") (f/k/a Gallant IT Distribution (M) Sdn
     Bhd), is currently dormant.

With the acquisition of the Gallant group of companies, management believed the Company has strengthened its position in implementing information technology projects and has entered into the business of retailing Apple products.

The following table summarizes the estimated aggregated fair values of the assets acquired and the liabilities assumed from the Gallant group of companies at the date of the acquisition. The allocation of the purchase price is subject to refinement.

Cash                                                      $        26,397
Cash, restricted                                                  271,866
Accounts receivable                                               163,895
Inventories                                                       445,775
Property, furniture and equipment                                 115,300
Customer list                                                     189,000
Licenses                                                           65,000
Goodwill (none of which is expected to be tax deductible)         381,375
Bank overdraft and borrowings                                    (468,447)
Term loan                                                        (199,070)
Accounts payable                                                 (854,342)
Income tax provision                                               12,797
Minority interests                                               (103,495)
                                                          ---------------
                                                          $        46,051
                                                          ===============

The following unaudited proforma financial information presents results of operations as if the acquisition of ISS had occurred at the beginning of the respective years ended December 31, 2005 and 2004:

                                                      2005             2004

Revenue                                           $  28,336,187   $   20,640,398
                                                  =============   ==============
Net income                                        $     124,094   $      209,389
                                                  =============   ==============
Basic and diluted net income per common share     $           *   $            *
                                                  =============   ==============

* Less than $0.01 per share

NOTE 4: INVESTMENT IN ASSOCIATE COMPANIES

On December 9, 2003, the Company, through its wholly owned subsidiary, AMC, acquired an equity interest that allows it to exercise significant influence over operating and financial policies of the following Malaysian private companies for a total consideration of $45,222. The Company accounted for these investments using the equity method:

Name of Company              Interest   Principal Activity
-------------------------   ----------  ------------------------

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


NOTE 5: PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 2005:

     Office equipment                                     $          246,111
     Furniture and fixtures                                          149,315
     Tools and equipment                                             160,504
     Video communication hardware and peripherals                  2,192,327
     Computer software                                               328,023
     Office renovation                                               174,748
     Motor vehicles                                                   14,839
     Material handling equipment                                      98,451
                                                          ------------------
                                                                   3,364,318
      Less accumulated depreciation                               (2,176,532)
                                                          ------------------
                                                          $        1,187,786
                                                          ==================

Depreciation expense for the years ended December 31, 2005 and 2004 was $281,000 and $269,330, respectively.

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004


NOTE 6: RELATED PARTY TRANSACTIONS

During the years ended December 31, 2005 and 2004, the Company had related party transactions with the following entities:

LSH ASSET HOLDINGS SDN BHD ("LSH"):

LSH is a company wholly-owned by the Company's Chief Executive Officer and his wife. LSH billed the Company management fees totaling $120,000 and $60,000 for the respective years ended December 31, 2005 and 2004. LSH also billed the Company's Malaysian subsidiary, SDAM, $25,309 per year for each of the years ended December 31, 2005 and 2004 for administrative and clerical charges. LSH also made short term advances to the Company from time to time for working capital purposes. These advances totaled $110,881 and $59,876 in 2005 and 2004, respectively. Advances of $225,462 and $198,568 were repaid in 2005 and 2004, respectively. As of December 31, 2005, the amount due to LSH was $125,518. This amount is unsecured, bears no interest, has no fixed terms of repayment, and is recorded in the financial statements as "Amount due to an affiliated company".

VISIONEWS ASIA SDN BHD ("VASB"):

The Company's Chief Executive Officer is a director of VASB and owns a 40% equity interest in VASB. A director of PTSB is also a director of VASB and owns a 20% equity interest in VASB. As of December 31, 2005, $73,491 of receivables from 1999 was not recognized as revenue due to the uncertainty of collection. The terms of repayment for the amount due from VASB is similar to terms accorded to the Company's other existing customers.

SYNERVEST SDN BHD ("SSB")

A director of PTSB is a director of SSB and holds a 60% equity interest in SSB. As of December 31, 2005, long-term receivables, related parties, consisted of an overdue amount of $183,098 from SSB. This amount primarily arose in the year ended December 31, 1998, when the Company sold to SSB assets used in the operations of a subsidiary. These assets, comprised of analog video hardware and peripherals and a patent for image display, were sold to SSB for a total sum of $1,661,175. Due to the uncertainty of collection of the related receivable, a related gain on the sale of the assets was deferred and is to be recognized only after all costs have been recovered and as payments are received. During the year ended December 31, 2002, payments received by the Company exceeded all remaining costs. The Company received $126,282 and $245,416 of the outstanding receivable during the years ended December 31, 2005 and 2004, respectively, resulting in a realization of gain on sale of assets, related party for both years. The deferred gain included in the balance sheet has been reduced accordingly. The deferred gain on sale of assets totaled $183,098 at December 31, 2005, and will be recognized as a gain as payments on the long-term receivable balance are received.


KHIDMAT MAKMUR SDN BHD ("KMSB")

A director of PTSB is a director of KMSB and holds a 30% equity interest in KMSB. As of December 31, 2005, $40,693 of receivables from 1999 was not recognized as revenue due to the uncertainty of collection. The terms of repayment for the amount due from KMSB are similar to terms accorded to the Company's other existing customers.

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004


NOTE 6: RELATED PARTY TRANSACTIONS (CONTINUED)

MY ARCHITECT ("MYA") AND MY DRAUGHTING SERVICES ("MDS")

A director of PTSB is a principal partner of MYA and MDS. During the years ended December 31, 2005 and 2004, the Company received fees of $333,342 and $1,316,052, respectively, from consulting contracts that it entered into with MYA. As of December 31, 2005, $131,268 and $93,988 of 1999 receivables from MYA and MDS, respectively, were not recognized as revenue due to the uncertainty of collection. The terms of repayment for the amount due from MYA and MDS are similar to terms accorded to the Company's other existing customers.

CHIEF EXECUTIVE OFFICER

As of December 31, 2005, the Company owed the Chief Executive Officer of the Company $86,192 for short-term cash advances made to the Company for working capital purposes from time to time. Advances from the Chief Executive Officer totaled $724,286 and $82,260 for the years ended December 31, 2005 and 2004, respectively. Repayment of advances to the Chief Executive Officer totaled
$706,996  and  $69,915  for  the  years  ended   December  31,  2005  and  2004,
respectively. The amount owing to the Chief Executive Officer is unsecured, bears no interest, has no fixed terms of repayment and is recorded in the financial statements as "Amount due to a director".


NOTE 7: RESTRICTED CASH

As of December 31, 2005, the Company has $548,154 restricted cash balances on deposit with a financial institution in Malaysia which represents a time deposit account used as collateral for trade financing and bank overdraft facilities granted to GIH and GZ. The time deposit accounts have a maturity period of one year and are automatically renewed on an annual basis. The time deposit accounts earn interest at an aggregate rate of 3.7% per annum. Interest earned on the time deposits is to be added on and rolled over with the principal sum.

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004


NOTE 8: BANK OVERDRAFT AND BORROWINGS

As of December 31, 2005, the Company's subsidiaries have the following bank facilities:

                                                                    GIH              GZ               Total
                                                              -------------     -------------    -------------
Bank overdraft                                                $     131,268     $     105,014    $     236,282
Trade financing facilities                                          210,029           840,116        1,050,145
                                                              -------------     -------------    -------------
Total bank facilities available                               $     341,297     $     945,130    $   1,286,427
                                                              =============     =============    =============
Balance utilized as of December 31, 2005                      $     286,258     $     906,811    $   1,113,069
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

As of December 31, 2005 the future minimum lease payments on capital leases are as follows:

   Year ending
   December 31:
   ------------------
   2006                                                 $           46,242
                                                        ------------------
   Total payments                                                   46,242
   Less:  amount representing interest                              (1,602)
                                                        ------------------
   Present value of minimum capital lease payments                  44,640
   Less:  current maturities of capital lease
     obligations                                                   (44,640)
                                                        ------------------
                                                        $               --
                                                        ==================

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004


NOTE 9: CAPITAL LEASE OBLIGATIONS (CONTINUED)

Assets under these capital leases, which are included in property and equipment at December 31, 2005, are as follows:

                                                 Original   Accumulated    Net
                                                   Cost    Depreciation   Value
                                               ---------------------------------
Video communication hardware and peripherals   $  408,896  $ (389,384) $  19,512
                                               ==========  ==========  =========

The Company has not made regular principal and interest payments due under three capital lease agreements since July 2000. During the year ended December 31, 2005, the Company made payments to the lessor totaling $36,755. The total overdue amount as of December 31, 2005 is $19,832, which includes unpaid principal of $13,088 and unpaid interest of $6,744. Unpaid principal is included in current portion of capital lease obligations on the balance sheet. Unpaid interest is included in accrued expenses on the balance sheet. The Company's Chief Executive Officer (CEO), who is also a shareholder, has personally guaranteed payment under these capital lease agreements. Pursuant to the terms of the guarantee agreement dated December 3, 1998, the CEO has guaranteed to pay all amounts which become due under the terms of the capital lease agreements. Subsequent to December 31, 2005 and through the date of this report, the Company has made payments to the lessor totaling $5,250.


NOTE 10: TERM LOAN

As of December 31, 2005, the Company has term loan liabilities of $178,490 (RM679,870) arising from its acquisition of GIH and its subsidiaries. These term loans, which were granted by financial institutions in Malaysia, are secured by personal guarantees provided by third parties and two directors of GIH and bear interest at 8.4% per annum.

As of December 31, 2005 maturities of the term loans are as follows:

   Year ending
   December 31:
   ------------------
   2006                         $           76,582
   2007                                     77,993
   2008                                     21,287
   2009                                      2,628
                                ------------------
   Total                        $          178,490
                                ==================

In October 2004, the Company's newly acquired 55%-owned subsidiary, GZ, secured a term loan of $53,000 (RM200,000) from a financial institution in Malaysia to finance the establishment of a new retail outlet. The term loan, which was drawn down in March 2005, has a maturity of 4 years from the date of draw down and bears interest at 8% per annum.

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004


NOTE 11: INCOME TAXES

For 2005 and 2004, all income of the Company was derived from its activities in Malaysia and the United States. Provision for income tax liability for the year ended December 31, 2005 and 2004, respectively, is as follows:

                                                         Year ended December 31,
                                                            2005         2004
                                                         ---------     ---------

Current tax expense                                      $  52,591        48,767
Deferred tax expense                                        24,893       131,316
                                                         ---------     ---------
Provision for Malaysian income tax expense
     on the Company and its subsidiaries' income         $  77,484     $ 180,083
                                                         =========     =========

The difference between current income tax expense and expected income tax expense computed applying the United States Federal income tax rate of 34% to income from continuing operations before income tax and minority interest is explained as follows:

                                                       Year ended December 31,
                                                        2005            2004
                                                    -------------  -------------

     Expected income tax expense                    $      39,000  $    480,100
     Effect of lower Malaysian tax rate of 28%             (7,000)      (84,700)
     Benefit of operating loss carry forwards                  --      (179,900)
     Other                                                 20,591      (166,733)
                                                    -------------  -------------
     Current income tax expense                     $      52,591  $     48,767
                                                    =============  =============


Temporary differences and carry forwards that give rise to deferred tax assets and liabilities as of December 31, 2005 are as follows:

Deferred tax assets
       Net operating loss carry forward              $     718,798
       Less: Valuation allowance                          (657,365)
                                                     -------------
       Deferred tax asset net of allowance                  61,433

Deferred tax liabilities
       Depreciation                                       (217,642)
                                                     -------------
Total net deferred tax liability                     $    (156,209)
Less : Balance, December 31, 2004                         (131,316)
                                                     -------------
Current deferred tax expenses                        $     (24,893)
                                                     =============

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004


NOTE 11: INCOME TAXES (CONTINUED)

The valuation allowance offsets the net deferred tax assets for which there is no assurance of recovery. The valuation allowance is evaluated considering positive and negative evidence about whether the deferred tax assets will be realized. At that time of evaluation, the allowance is either increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax assets is no longer impaired and the allowance is no longer required. The Company's total net operating loss carry forward at December 31, 2005 is $1,807,873, of which $327,116 relates to the Company's activities in Malaysia and $1,480,757 relates to the Company's activities in the United States. The net operating loss carry forward that relates to activities in Malaysia can be carried forward indefinitely, on an entity basis, while the net operating loss carry forward that relates to the Company's activities in the United States expires through the year 2024. The United States net operating loss carry forward may be subject to annual limitations based on ownership changes in the Company's common stock as provided by in section 382 of the Internal Revenue Code.


NOTE 12: CONVERTIBLE TERM NOTES

On May 28, 2004, the Company entered into a Securities Purchase Agreement ("SPA") with an unrelated investors group (the "Master Fund") under which the Company obtained $500,000 funding through the sale of a Convertible Term Note (the "Note") in the principal amount of $500,000. Some of the significant terms of the Note included the following:

1.   The Note had a three-year term with a maturity date of May 28, 2007.

2. Interest rate of 2% above the "prime rate" as published by the Wall Street Journal from time to time subject to a floor of 6%. The monthly interest to be adjusted downward based on a minimum increase of 25 percent of the price of the common stock above the conversion price.
3. Monthly principal payments of $14,706 commencing on September 1, 2004 with the unpaid principal balance and any unpaid and/or accrued interest due and payable on May 28, 2007.
4. The principal and the interest could be paid in cash or in common stock at fixed conversion price of $0.35 per share, at the Master Fund's option, provided that the volume weighted average price (VWAP) of the common stock for the ten trading days immediately preceding the due date was 110% above the exercise price.
5. The Note was convertible into shares of the Company's common stock at a fixed conversion price of $0.35 per share, subject to conversion limitations as defined in the Note. The fixed conversion price was reset to $0.20 per share pursuant to an agreement entered into by the Master Fund and the Company on August 11, 2004 (see Note 13). On April 25, 2005, pursuant to an agreement entered into by the Master Fund and the Company, the conversion price was subsequently reset to a price equal to 85 percent of the average of the five lowest closing prices during the 22 trading days prior to the date of conversion, subject to a minimum conversion price of $0.07 per share.
6. The Company issued warrants to purchase up to 300,000 shares of the Company's common stock, subject to the conversion limitations as defined in the Note. The warrants have a seven-year term and an exercise price of $0.40 per share for the first 100,000 shares, $0.43 per share for the second 100,000 shares and $0.47 per share for the third 100,000 shares.
7. The Company had granted a security interest in all of its net assets and the net assets of one of its wholly-owned subsidiaries, until such time that the Note was satisfied.
8. The SPA also included a condition that required the Company to cause its common stock to be listed on the NASDAQ Smallcap Market, NASDAQ National Market System, the American Stock Exchange or the New York Stock Exchange on or prior to November 15, 2004 ("the Listing Condition").

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004


NOTE 12: CONVERTIBLE TERM NOTES (CONTINUED)

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

In 2004, the Company recorded an initial liability of $246,681 for the value of the embedded liability. The initial value of the embedded liability was amortized over the term of the Note. For the years ended December 31, 2005 and 2004, the Company recognized amortization expense of $179,862 and $66,819, respectively, when is included in interest expense.

In 2004, the Company recorded debt discount and amortization costs of $95,346, which included the initial value of the warrants of $62,525. These costs were amortized over the term of the Note. Amortization in the amount of $65,511 and $29,835 for the years ended December 31, 2005 and 2004, respectively, is included in amortization of debt issuance costs in the statement of operations.

On August 1, 2005, the Company entered into an agreement for the early repayment of the Note (see note 13) and recognized an early redemption penalty of $16,164.

A summary of the status of the discounted  principal and interest  amount of the
Note is presented below:

                                                                                     Derivative
                                        Total       Interest      Principal       Liability    Issue Costs       Net
                                     ------------  -----------   -----------     ------------  ------------ ------------
Balance as of January 1, 2004                   --            --            --               --            --           --
Issuance on May 28, 2004             $    500,000    $        --   $   500,000     $     246,681 $    95,346  $    157,973
Repayment in September 2004               (14,706)            --       (14,706)          (6,821)      (2,571)       (5,314)
Conversion in November 2004               (29,412)            --       (29,412)         (13,035)      (4,830)      (11,547)
Conversion in December 2004               (29,412)            --       (29,412)         (12,723)      (4,674)      (12,015)
Amortization of issue costs                    --             --            --               --      (17,760)       17,760
Amortization of embedded liability             --             --            --          (34,240)         --         34,240
                                     ------------    -----------   -----------     ------------ ------------  ------------
Balance as of December 31, 2004      $               $        --   $   426,470     $    179,862  $    65,511  $    181,097
                                     ============    ===========   ===========     ============ ============  ============




                                                                                  Derivative     Issue
                                        Total        Interest      Principal      Liability      Costs          Net
                                     ------------  ------------   ----------     ------------ ------------  ------------

Balance as of January 1, 2005        $    426,470  $         --   $  426,470    $     179,862  $    65,511  $    181,097
Interest through July 31, 2005             18,381        18,381           --               --           --            --
Amortization through July 31, 2005             --            --           --         (140,098)     (51,536)      191,634
Conversion in April 2005 (a)              (52,770)       (8,653)     (44,117)         (17,119)      (6,076)      (20,922)
Conversion in May 2005 (b)                (17,412)       (2,707)     (14,705)          (5,534)      (1,947)       (7,224)
Conversion June 1, 2005 (c)               (17,249)       (2,544)     (14,705)          (5,359)      (1,869)       (7,477)
Conversion June 16, 2005 (d)              (14,705)           --      (14,705)          (5,360)      (1,869)       (7,476)
Conversion July 12, 2005 (e)              (20,445)       (2,304)     (18,141)          (6,392)      (2,214)       (9,535)
Early payment penalty                      16,164        16,164           --               --           --            --
Repaid on August 1, 2005                 (338,434)      (18,337)    (320,097)              --           --      (320,097)
                                     ------------  ------------   ----------    -------------  -----------   -----------
Balance as of December 31, 2005      $         --  $         --   $       --    $          --  $        --   $        --
                                     ============  ============   ==========    =============  ===========   ===========

a) On April 25, 2005, the Master Fund converted $20,922 discounted principal of the note and $8,653 of accrued interest to 383,701 shares of the Company's common stock.

b) On May 5, 2005, the Master Fund converted $7,224 discounted principal of the note and $2,707 of accrued interest to 140,311 shares of the Company's common stock.

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004


NOTE 12: CONVERTIBLE TERM NOTES (CONTINUED)

c) On June 1, 2005, the Master Fund converted $7,477 discounted principal of the note and $2,544 of accrued interest to 163,132 shares of the Company's common stock.

d) On June 16, 2005, the Master Fund converted $7,476 discounted principal of the note to 147,649 shares of the Company's common stock.

e) On July 12, 2005, the Master Fund converted $9,535 discounted principal of the note and $2,304 of accrued interest to 250,000 shares of the Company's common stock.

f) On August 1, 2005, the Company repaid the entire outstanding balance of the Note and redeemed the convertible preferred stock of a subsidiary (see Note13).


NOTE 13: SHAREHOLDERS' EQUITY

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

A summary of the status of the Voting Preferred and dividend accrued since January 1, 2005 and changes through December 31, 2005 is presented below:

                                                                       Stated
                                               Total      Dividend     Amount
                                           -----------  -----------   ---------
Balance as of January 1, 2004              $        --  $        --   $      --
Convertible preferred stock, May 25, 2004       10,000           --      10,000
Dividend through December 31, 2004             128,333      128,333          --
                                           -----------  -----------   ---------
Balance December 31, 2004                  $   138,333  $   128,333   $  10,000
                                           ===========  ===========




                                                                        Stated
                                              Total      Dividend       Amount
                                           -----------  -----------   ---------
Balance as of January 1, 2005              $   138,333  $   128,333   $  10,000
Dividend through September 30, 2005            128,333      128,333          --
Conversion to common stock in August 2005      (10,000)          --     (10,000)
Payment in August 2005                        (256,666)    (256,666)         --
                                           -----------  -----------   ---------
Balance December 31, 2005                  $        --  $        --   $      --
                                           ===========  ===========

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004


NOTE 13: SHAREHOLDERS' EQUITY (CONTINUED)

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

The Series A Preferred was convertible, subject to certain conversion limitations, into common stock of the Company at the option of the Master Fund and is entitled to cumulative preferential dividends at a rate per annum equivalent to the "prime rate" published in The Wall Street Journal from time to time plus 2%, subject to a floor of 6% per annum. The preferred stock dividends can be paid in cash or in shares of the Company's common stock at a fixed conversion price of $0.35 per share, at the Master Fund's option, provided that the volume weighted average price (VWAP) of the Company's common stock for the ten trading days immediately preceding the due date is 110% above the exercise price. The warrants have a seven-year term and an exercise price of $0.40 per share for the first 1,000,000 shares, $0.43 per share for the second 1,000,000 shares and $0.47 per share for the third 1,000,000 shares. The Series A Preferred had a liquidation value of $1.00 per share.

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

In addition to resetting the conversion prices for a portion of the transaction, the amendment provided that all dividend and interest payments payable under the investment would accrue, rather than be payable in cash, until the next conversion into common stock occurs. The amendment provides for a waiver of cash payments of interest or dividends due prior to the execution of the amendment, with any such amounts to be accrued to the amounts payable under the terms of the Note or Series A preferred. The amendment stipulated that upon the registration of the shares required for the conversion features, the Master Fund will convert $500,000 of principal and/or accrued and unpaid dividends of the Series A Preferred into the common stock of the Company provided that the price of the Company's stock is at least $0.20 per share at the time. Accordingly, the Master Fund converted $500,000 of the Series A Preferred in September 2004, resulting in the issuance of 2,500,000 shares of common stock.

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

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004


NOTE 13: SHAREHOLDERS' EQUITY (CONTINUED)

PREFERRED STOCK OF A SUBSIDIARY (CONTINUED)

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

Black-Scholes valuations were performed on the derivative liability associated with the Series A Preferred and the related warrants. In 2004, the Company recorded an initial derivative liability of $3,206,857. The initial value of the derivative liability was being accreted over three years based on management's estimate of the expected term. for the years ended December 31, 2005 and 2004, accretion amounted to $2,530,487 and $676,370, respectively, and is included in accretion to preferred stock redemption value.

In 2004, the Company recorded issuance costs of $1,051,927, which included the initial value of the warrants of $625,248. These costs were amortized over three years. Amortization of issuance costs totaled $782,202 and $269,725 for the years ended December 31, 2005 and 2004, respectively, and is included in accretion to preferred stock redemption value.

Pursuant to the Securities Purchase Agreement between the Master Fund and the Company and a restricted account agreement entered into by the Company, the Master Fund and a US bank, the $6,500,000 investment was deposited into a restricted account as security for the performance of the Company and its subsidiaries' obligations to the Master Fund. The proceeds were restricted until the preferred stock was converted into common stock of the Company. Additionally, at that date, the Company and the Master Fund could agree to use the restricted cash to make acquisitions of companies that meet agreed-upon criteria for sales, profitability and accounting standards. The conversion of $500,000 of the Series A Preferred in September 2004 resulted in the release of $500,000 from the restricted account.

On August 1, 2005, the Company entered into an agreement whereby it waived a limitation on the number of shares that could be converted and held by the Master Fund in order to permit conversions by the Master Fund under the Note and Series A Preferred into 9,756,098 shares of common stock. The conversion was made in connection with an agreement, also dated August 1, 2005, whereby the Master Fund agreed to accept $800,000, payable in shares of common stock, and $6,343,000 in cash (of which $6,105,000 represented restricted cash), in consideration for the early repayment of the Note and redemption of the Series A Preferred. Following the repayment of the Note and redemption of the Series A Preferred on August 1, 2005, the Company refunded the entire balance of approximately $6.1 million in the restricted account to the Master Fund and recognized an early redemption penalty of $302,994.

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004


NOTE 13: SHAREHOLDERS' EQUITY (CONTINUED)

PREFERRED STOCK OF A SUBSIDIARY (CONTINUED)

A summary of the status of the Series A Preferred and dividend thereon is presented below:

                                                                     Series A                                   Net
                                                                    Stated       Embedded       Issue         Carrying
                                            Total       Dividend     Amount      Liability      Costs           Value
                                      -----------    -----------  -----------   -----------  -----------   ------------
Balance as of January 1, 2004         $        --    $        --   $       --    $        --  $         --  $         --
Issuance on May 28, 2004              $ 6,500,000    $        --   $6,500,000    $ 3,206,857  $  1,051,927  $  2,241,216
Conversion in September 2004             (500,000)            --     (500,000)      (231,913)      (74,174)     (193,913)
Dividend through
  December 31, 2004                       238,563        238,563           --             --            --            --
Amortization of issue costs                    --             --           --             --      (195,551)      195,551
Amortization of embedded liability             --             --           --       (444,457)           --       444,457
                                      -----------    -----------  -----------   ------------   -----------  ------------
Balance as of December 31, 2004      $  6,238,563    $  238,563   $ 6,000,000   $  2,530,487   $   782,202  $  2,687,311
                                      ===========    ===========  ===========   ============   ===========  ============




                                                      Dividend/     Series A                                   Net
                                                     Redemption     Stated     Embedded       Issue         Carrying
                                          Total        Penalty      Amount     Liability      Costs           Value
                                     -----------    -----------  -----------   ------------  -----------  -------------
Balance as of January 1, 2005        $   6,238,563  $   238,563  $ 6,000,000   $ 2, 530,487  $   782,202  $   2,687,311
Dividend through
 September 30, 2005                        263,537      263,537           --             --           --             --
Amortization                                    --           --           --     (2,530,487)    (782,202)     3,312,689
Early redemption penalty                   302,994      302,994           --             --           --             --
Redeemed on August 1, 2005              (6,805,094)    (805,094)  (6,000,000)            --           --     (6,000,000)
                                     -------------  -----------  -----------   ------------  -----------  -------------
Balance December 31, 2005            $          --  $        --  $        --   $         --  $        --  $          --
                                     =============  ===========  ===========   ============  ===========  =============

The following table  summarizes the August 1, 2005  transaction  with the Master
Fund:

                                                                      Discounted
                                                                      Principal/
                                                                       Series A
                                                        Interest/      Carrying
                                           Total        Dividend        Amount
                                      -------------   -----------    -----------
Balance as of August 1, 2005
Term note                             $     322,270   $      2,173   $   320,097
Series A Preferred                         6,502,100       502,100     6,000,000
                                      --------------  ------------   -----------
Total                                      6,824,370  $    504,273   $ 6,320,097
Paid from restricted cash                 (6,105,138) ============   ===========
Cash payment                                (238,390)
Common stock issued (a)                     (800,000)
                                      --------------
Early payment/redemption penalty (b)  $     (319,158)
                                      ==============

c)   9,756,098 shares of common stock issued at a price of $0.082 per share.

d) The August 1, 2005 transaction resulted in an early payment/redemption penalty of $319,158, of which $16,164 is attributable to interest expense and $302,994 represents a reduction to net income available to common shareholders, and which is recorded in the three and nine months ended September 30, 2005.

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004


NOTE 13: SHAREHOLDERS' EQUITY (CONTINUED)

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

The Company reissued from its treasury stock 199,218 shares of common stock on June 2, 2005 at $0.103 per share for total consideration of $20,466, 843,446 shares of common stock on August 9, 2005 at $0.108 per share for total consideration of $91,092 and 295,632 shares of common stock on September 23, 2005 at $0.085 per share for total consideration of $25,129, to a consultant as payment for services rendered to the Company during fiscal 2005. In August 2005, the Company reissued 609,756 shares of its common stock from treasury to an investor for cash of $50,000, in private placement exercises. These shares were issued at a price equal to 85% of the average of the five lowest closing prices of the common stock during the twenty-two trading days prior to the date of issuance, as reported by Bloomberg News Services. On August 9, 2005, the Company reissued from its treasury stock 240,000 shares of common stock at $0.139 per share for a total consideration of $33,360 and on September 27, 2005, the Company issued 240,000 shares of common stock at $0.098 per share for a total consideration of $23,520, to a consultant pursuant to a compensation agreement dated July 15, 2005, under which the Company is to issue an aggregate of 960,000 shares of its common stock, to the consultant as payment for services to be rendered to the Company for the twelve-month period ending July 14, 2006. The 480,000 shares were valued, based on the respective market price on the date of issuance, and the Company recognized compensation expense of $52,960 for year ended December 31, 2005, respectively. As of December 31, 2005, the Company had a balance of 4,851,948 repurchased shares in its treasury stock

On February 8, 2005, the Company issued 240,000 shares of common stock at $0.175 per share for a total consideration of $42,000 and on May 18, 2005, the Company issued 240,000 shares of common stock at $0.125 per share for a total consideration of $30,000, to a consultant pursuant to a compensation agreement dated July 15, 2004, under which the Company is to issue an aggregate of 960,000 shares of its common stock to the consultant as payment for services to be rendered to the Company for the twelve-month period ended July 14, 2005. The 480,000 shares were valued, based on the respective market price on the date of issuance, and the Company recognized compensation expense of $82,000 for the year ended December 31, 2005.

On May 3, 2005, the Company issued 290,000 shares of its common stocks to two officers and directors, 30,000 shares to an officer and 30,000 shares to an employee, respectively, for exercising their stock options, at $0.20 per share for an aggregate cash consideration of $70,000.

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004


NOTE 13: SHAREHOLDERS' EQUITY (CONTINUED)

COMMON STOCK (CONTINUED)

In private placement exercises in July 2005, the Company issued 5,791,463 shares of its common stock to ten investors at an aggregate purchase price of $0.082 per share for a total consideration of $474,900. The Company also issued 4,948,346 shares of its common stock to five investors at an aggregate purchase price of $0.087 per share for a total consideration of $428,200. The stock was sold at 85% of the average of the five lowest closing prices of the common stock during the twenty-two trading days prior to the closing date, as reported by Bloomberg News Services. In January 2006, the Company issued 800,000 shares of its common stock to an investor at an aggregate purchase price of $0.10 per share for a total consideration of $80,000.

In August 2004, pursuant to a compensation agreement between the Company and a consultant, the Company authorized the issuance of 120,000 shares of its common stock to the consultant as payment for services to be rendered to the Company for the twelve-month period ending in July 2005. As of December 31, 2004, the Company has not issued any of the 120,000 shares of common stock to the consultant, and has accrued $9,000 of compensation expenses. In September 2005, the consultant agreed with the Company to waive his entitlement under the compensation agreement and the Company was relieved from the obligation to issue 120,000 shares of its common stock to the consultant. During the year ended December 31, 2005, the Company reversed compensation expense of $16,800.

In October 2005, the Company issued 500,000 shares of common stock at $0.10 per share for total consideration of $50,000 to a consultant pursuant to a compensation agreement dated September 12, 2005, under which the Company is to issue an aggregate of 2,000,000 shares of its common stock to the consultant at $0.10 per share as payment for services to be rendered to the Company for the twelve-month period ending September 12, 2006. For the year ended December 31, 2005, the Company recognized compensation expense of $61,111.

In November 2005, the Company issued 500,000 shares of common stock at $0.09 per share for total consideration of $45,000 to a consultant as payment for services to be rendered to the Company. For the year ended December 31, 2005, the Company recognized compensation expense of $45,000.

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004


NOTE 13: SHAREHOLDERS' EQUITY (CONTINUED)

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

On August 1, 2004, the Company granted options to purchase an aggregate of 300,000 shares of the Company's common stock at $0.30 per share to a consultant for services to be provided to the Company. These options are exercisable through July 2009, contingent upon continuous service by the consultant through specified dates. 100,000 options that vest on January 31, 2005 are valued at $0.064 per share, 100,000 options that vest on April 30, 2005 and the remaining 100,000 options that vest on July 31, 2005 are valued at $0.101 per share based upon the Black-Scholes option-pricing model, resulting in recognition of compensation expense of $15,153 during the year ended December 31, 2004. On March 9, 2005 these options were forfeited when the Company terminated the service agreement with the consultant.

On August 3, 2004, the Company granted certain officers, directors and employees of the Company options to purchase up to an aggregate of 2,000,000 shares of the Company's common stock at $0.20 per share. The options are exercisable through August 2009, contingent upon continuous service by the officers/directors/employees through specified dates. 500,000 options were exercisable on October 3, 2004, 200,000 options are exercisable on February 3, 2005, 500,000 options are exercisable on August 3, 2005, and the remaining 800,000 options are exercisable in equal numbers on each of February 3, 2006, 2007, 2008 and 2009, respectively. In addition, on August 3, 2004 the Company granted options to purchase 100,000 shares of the Company's common stock at $0.12 per share to an independent director as compensation for serving on the Company's Board of Directors. These options are exercisable with immediate effect through August 2009. For the year ended December 31, 2004, the Company valued the foregoing 2,100,000 options at $92,000 based on the intrinsic value method as permitted under APB25 and recognized compensation expense of $52,235. 250,000 of the options were exercised on April 28, 2005 for a cash consideration of $50,000, 40,000 of the options were exercised on April 29, 2005 for a cash consideration of $8,000, 60,000 of the options were exercised on May 3, 2005 for a cash consideration of $12,000. On January 31, 2006, 100,000 and 300,000 options which were granted to an independent director with an option to purchase the Company's common stock at $0.12 and $0.20 per share, respectively, were forfeited when he resigned from the Company. On February 19, 2006, 270,000 options which were granted to an officer were forfeited when he resigned from the Company. For the year ended December 31, 2005, the Company valued the foregoing 1,080,000 options at $56,000 based on the intrinsic value method as permitted under APB 25. The Company recognized compensation expense of $24,137 for the year ended December 31, 2005.

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004

NOTE 13: SHAREHOLDERS' EQUITY (CONTINUED)

STOCK OPTIONS (CONTINUED)

A summary of the status of the Company's stock options as of December 31, 2005 and 2004, and changes during 2005 and 2004, is presented below:

              Options Outstanding                             2005                                 2004
            ------------------------            --------------------------------    --------------------------------
                                                   Shares        Exercise Price        Shares         Exercise Price
                                                --------------   ---------------    -------------    ---------------
   For officers and employees:
    Beginning of the year                            2,100,000           $0.196                 -                -
    Granted
     In August 2004                                          -                            100,000           $0.120
     In August 2004                                          -                          2,000,000           $0.200
    Exercised                                        (350,000)          $ 0.200                 -                -
    Forfeited                                        (100,000)          $ 0.120                 -                -
    Forfeited                                        (570,000)          $ 0.200                 -                -
                                                --------------                      -------------
    End of the year                                  1,080,000          $ 0.200         2,100,000           $0.196
                                                ==============                      =============
    Options exercisable at year end                  1,080,000                          2,100,000                -
   For consultants:
    Beginning of the year                              300,000           $0.300           300,000           $0.120
    Granted
     In August 2004                                                                       300,000           $0.300
    Exercised                                                                           (300,000)           $0.120
    Forfeited                                         (300,000)          $0.300                 -                -
                                                --------------                      -------------
    End of the year                                          -                -           300,000           $0.300
                                                ==============                      =============
    Options exercisable at year end                          -                -           300,000           $0.300

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004


NOTE 13: SHAREHOLDERS' EQUITY (CONTINUED)

STOCK OPTIONS (CONTINUED)

The following table summarizes information about options outstanding at December 31, 2005 and 2004.

                                                               Options Outstanding
                                          ----------------------------------------------------------------
                                             Number         Weighted Average Remaining  Weighted Average
                                           Outstanding           Contractual Life        Exercise Price
                                          --------------  ------------------------------------------------
   As of December 31, 2005:
    For officers and employees                 1,080,000               3.67                  $0.200
    For consultants                                    -                 -                     -
                                          -------------                                 -------------
   Total                                       1,080,000               3.67                  $0.200
                                          ==============                                =============
   As of December 31, 2004:
    For officers and employees                 2,100,000               4.67                 $ 0.196
    For consultants                              300,000               4.58                 $ 0.300
                                          --------------                                -------------
   Total                                       2,400,000               4.66                 $ 0.209
                                          ==============                                =============


NOTE 14: SIGNIFICANT CONCENTRATIONS OF CREDIT RISK

Two customers in the Company's applications segment (Note 15) accounted for approximately 83% and 87% of revenues earned during the years ended December 31, 2005 and 2004, respectively. In the year ended December 31, 2005, two customers, respectively, accounted for 42% and 41% of total revenue. In the year ended December 31, 2004, the same two customers, respectively, accounted for 44% and 43% of total revenue. Allowance for doubtful accounts receivable was $440,720 and $425,869 at December 31, 2005 and 2004, respectively. The Company will continue to pursue vigorously the collection of all its outstanding accounts receivable.

Three suppliers accounted for 78% and substantially all cost of revenues during the year ended December 31, 2005 and 2004, respectively. The Company is not dependent upon one supplier to provide the services that it requires but made a strategic decision to engage the services of only a small number of suppliers after taking into consideration the quality of service and competitive pricing being offered. Should the need arise, the Company could utilize alternative suppliers for the services that it requires.

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004


NOTE 15: SEGMENT INFORMATION

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

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004


NOTE 15: SEGMENT INFORMATION (CONTINUED)

OPERATING SEGMENT INFORMATION

                                                                     Year ended December 31, 2005

                                                              Material
                                         Applications         Handling        Gallant         Corporate           Total
                                         ----------------  --------------  --------------   --------------  ---------------
Revenue:

Products and equipment                   $            --   $          --   $   3,549,766    $          --   $    3,549,766
services:
   Related parties                       $       333,342   $          --   $          --    $          --   $      333,342
   Others                                     23,856,534         306,784         260,936               --       24,424,254
                                         ----------------  --------------  --------------   --------------  ---------------
                                              24,189,876         306,784       3,810,702               --       28,307,362
Cost of revenue:

Products and equipment                   $            --   $          --   $   3,274,413    $          --   $    3,274,413
services
   Related parties                       $       145,527   $          --   $          --    $          --   $      145,527
   Others                                $    22,250,338   $     288,933   $      85,869    $          --   $   22,625,140
                                         ----------------  --------------  --------------   --------------  ---------------
Gross profit                             $     1,794,011   $      17,851   $     450,420    $          --   $    2,262,282
                                         ================  ==============  ==============   ==============  ===============
Net income (loss)
   from operating segments               $       177,889   $     (31,689)  $     161,325         (180,609)  $      126,916
                                         ================  ==============  ==============   ==============  ===============
Depreciation expense                     $       235,380   $      14,717   $      30,903    $          --
                                         ================  ==============  ==============   ==============
Non-cash compensation expense            $            --   $          --   $          --    $          --
                                         ================  ==============  ==============   ==============
Interest expense                         $       101,638   $          --   $      84,655    $     149,196
                                         ================  ==============  ==============   ==============
Interest income                          $       108,849   $          --   $      12,045    $          --
                                         ================  ==============  ==============   ==============
Income tax expense                       $        65,974   $       1,318   $      10,192    $          --
                                         ================  ==============  ==============   ==============
Expenditures for additions to
   long lived assets                     $       165,473   $       1,179   $      92,742    $          --
                                         ================  ==============  ==============   ==============

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004

NOTE 15: SEGMENT INFORMATION (CONTINUED)

OPERATING SEGMENT INFORMATION (CONTINUED)
                                                                  Year ended December 31, 2004

                                                               Material
                                           Applications       Handling        Gallant          Corporate           Total
                                         ---------------   --------------  --------------   --------------  --------------
Revenue:
Products and equipment                   $            --   $           --  $     788,291    $          --   $     788,291
services:
   Related parties                       $     1,316,052   $           --  $          --    $          --   $   1,316,052
   Others                                     17,720,842          535,195         77,650               --      18,333,687
                                         ----------------  --------------  --------------   --------------  --------------
                                              19,036,894          535,195        865,941               --      20,438,030
Cost of revenue
Products and equipment                   $            --   $           --  $     715,172    $          --   $     715,172
services:
   Related parties                       $       478,553   $           --  $          --    $          --   $     478,553
   Others                                $    16,590,404   $      473,443  $      21,239    $          --   $  17,085,086
                                         ----------------  --------------  --------------   --------------  --------------
Gross profit                             $     1,967,937   $       61,572  $     129,530    $          --   $   2,159,219
                                         ================  ==============  ==============   ==============  ==============
Net income (loss):
   from operating segments               $       583,369    $     (46,598) $       3,519    $     696,534   $   1,236,824
   from discontinued operations                      428           (5,358)            --               --          (4,930)
                                         ----------------  --------------  --------------   --------------  --------------
                                         $       583,797    $     (51,956) $       3,519    $     696,534    $  1,231,894
                                         ================  ==============  ==============   ==============  ==============
Depreciation expense                     $       240,894    $      16,474  $       7,616    $          --
                                         ================  ==============  ==============   ==============
Non-cash compensation expense            $       306,000    $          --  $          --    $          --
                                         ================  ==============  ==============   ==============
Interest expense                         $        27,289    $          --  $      14,578    $      66,819
                                         ================  ==============  ==============   ==============
Interest income                          $        14,530    $          --  $       1,878    $          --
                                         ================  ==============  ==============   ==============
Share of associate companies losses      $            --    $      (6,355) $          --    $          --
                                         ================  ==============  ==============   ==============
Income tax expense (benefit)             $       180,526    $      (2,631) $       2,188    $          --
                                         ================  ==============  ==============   ==============
Expenditures for additions to
   long lived assets                     $        43,725    $      19,283  $          --    $          --
                                         ================  ==============  ==============   ==============

Total consolidated assets as of December 31, 2005 are as follows:

   Applications                                                                             $   8,016,098
   Material handling                                                                              153,490
   Gallant                                                                                      1,722,558
                                                                                            --------------
   Total consolidated assets                                                                $   9,892,146
                                                                                            ==============

                SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004


NOTE 16: COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its principal executive offices in Malaysia under a three-year operating lease from an unaffiliated party. The lease, which expires on March 14, 2007, provides for a two-year renewal option thereafter. A subsidiary of the Company leases an office from an unaffiliated party in Malaysia under a two-year operating lease, which expires in May 2006 and provides for a one-year renewal option thereafter. Another subsidiary of the Company leases three retail outlets in Malaysia. One lease expires in December 2006, one lease expires in March 2008 and another lease expires in August 2008 and provides for a three-year renewal option thereafter. In April 2004, the Company entered into a one-year lease agreement with an unaffiliated party for office space in New York, N.Y. This lease has been renewed in March 2005 for additional one year and it expired in March 2006 and the lease agreement is terminated on March 31, 2006.

These leases require the Company to pay rent of $16,700 per month in January through March 2006, $16,500 per month for April 2006 and May 2006, $15,900 per month for June through Dec 2006, $8,600 per month in Jan through March 2007, $5,400 per month in April 2007 through February 2008, $2,300 per month March through August 2008 and $300 per month September 2008 through December 2009 as well as taxes, maintenance, insurance and certain other operating costs of the leased properties. Rent expense under these leases was $159,920 and $91,838 for the years ended December 31, 2005 and 2004, respectively.

The following is the summary of properties leased to the Company and its subsidiaries:-


 No      Location of Property    Leased by   Lease Commerce On   Lease Expire On
 --      --------------------    ---------   -----------------   ---------------

 1.      New York, USA                  SDA         04/01/2004        03/31/2006
 2.      New Jersey, USA                SDA         11/01/2005        10/31/2006
 3.      Petaling Jaya, Selangor,      SDAM        03/15/2004         03/14/2007
         Malaysia
 4.      Kuala Lumpur, Malaysia         GIH         01/14/2005        01/13/2007
 5.      Kuala Lumpur, Malaysia         GIH         03/01/2005        02/28/2008
 6.      Kuala Lumpur, Malaysia         GIH         09/01/2005        08/31/2008
 7.      Prai, Penang, Malaysia         AMS         06/01/2004        05/31/2006

The Company also leases three Internet lines and a related Internet access gateway. These leases can be terminated at anytime by serving a 30 days notice to the service provider. The lease rental that the Company is required to pay is $300 per month.

Future minimum lease payments under the non-cancelable lease agreements are as follows:

           Year ending December 31:
           ----------------------------------
           2006                                       $          194,400
           2007                                                   74,400
           2008                                                   25,800
           2009                                                    3,600
                                                      ------------------
                                                      $          298,200
                                                      ==================