Form 10KSB/A
period 2005-12-31
SECURED DIGITAL APPLICATIONS INC
filed 2006-04-20
CIK 940516

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

SAFE HARBOR STATEMENT

     This Form 10-KSB/A and other reports filed by the Company from time to time with the Securities and Exchange Commission, as well as the Company's press releases, contain or may contain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Information is provided that is based upon beliefs of, and information currently available to, the Company's management, as well as estimates and assumptions made by the Company's management. The Company is including this cautionary statement in this Form 10-KSB to make applicable and to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by or on behalf of us. Statements that are not statements of historical fact may be deemed to be forward-looking statements. Forward-looking statements can be identified by the use of forward-looking terminology such as "believes", "may", "should", "anticipates", "estimates", "expects", "future", "intends", "hopes", "plans", "projects" or the negative thereof. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause actual results of the Company to vary materially from historical results or from any future results expressed or implied in such forward-looking statements.

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


STATEMENT REGARDING THIS AMENDMENT

This Amendment to the Company's Form 10-KSB is filed to correct certain errors in the financial statements contained in the Form 10-KSB filed on April 17, 2006 as a result of a consultant's error while compiling and transmitting the report for filing on EDGAR. The Company's independent registered public accounting firm had not approved the release of their report in the previously filed Form 10-KSB. Management has examined the corrections, which were omitted from the previously filed report. The corrections do not affect the reported results of the company's operations and the Company does not believe that they are material to the consolidated financial statements.

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

Year ended December 31, 2005 compared to year ended December 31, 2004

     Total revenue increased by $7,869,332, or 39%, to $28,307,362 for the year ended December 31, 2005, as compared to $20,438,030 for the year ended December 31, 2004. Increase in revenue for 2005 can be further analyzed as follows:

                                              2005            2004           Increase
                                        --------------  ---------------  -------------------
Application division                    $   24,189,876  $    19,036,894  $   5,152,982   27%
Material handling division                     306,784          535,195       (228,411) -42%
Apple division (From October 2004)           3,810,702          865,941      2,944,761  340%
                                        --------------  ---------------  -------------
Total revenue                           $   28,307,362  $    20,438,030  $   7,869,332   39%
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
                                        ===============   =============  =============   ===============  =============

a) On April 25, 2005, the Master Fund converted $39,891 discounted principal of the note and $8,653 of accrued interest to 383,701 shares of the Company's common stock.
b) On May 5, 2005, the Master Fund converted $13,297 discounted principal of the note and $2,707 of accrued interest to 140,311 shares of the Company's common stock.
c) On June 1, 2005, the Master Fund converted $13,297 discounted principal of the note and $2,544 of accrued interest to 163,132 shares of the Company's common stock.
d) On June 16, 2005, the Master Fund converted $13,298 discounted principal of the note to 147,649 shares of the Company's common stock.
e) On July 12, 2005, the Master Fund converted $16,401 discounted principal of the note and $2,304 of accrued interest to 250,000 shares of the Company's common stock.
f) On August 1, 2005, the Company repaid the entire outstanding balance of the Note and redeemed the convertible preferred stock of a subsidiary (see
     Note 13).

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

In connection with its filing of notification of inability to timely file this annual report on March 30, 2006, the Company reported that it had determined to amend and restate its financial statements for the periods ending December 31, 2004 and for the quarters ended March 31, June 30 and September 30, 2006 in order to account for embedded derivatives contained in convertible stock and convertible debt issued by the Company. The Company reported that it expected the restatements would have a material effect on net income and net loss applicable to shareholders. On April 10, 2006, the Company filed its amended Form 10-KSB for the year ended December 31, 2004 and anticipates that it will shortly file amended reports on Form 10-QSB for the periods ended March 31, June 30 and September 30, 2005. The Company determined to amend and restate its financial statements after it evaluated the application of SFAS 133 and EITF 00-19 in response to an inquiry from the SEC. In light of the restatement, the financial statement as contained in our original Form 10-KSB for the year ended December 31, 2004 and in our original Forms 10-QSB for the periods ended March 31, June 30 and September 20, 2005 should not be relied. In light of the restatement, the financial statement as contained in our original Form 10-KSB for the year ended December 31, 2004 and in our original Forms 10-QSB for the periods ended March 31, June 30 and September 30, 2005 should not be relied on.


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


NAME AND ADDRESS                   NUMBER OF SHARES OF          PERCENT OF
OF BENEFICIAL OWNER                BENEFICIAL OWNER (1)            CLASS

Patrick Soon-Hock Lim                 51,245,000 (2)               38.31

Valerie Hoi-Fah Looi                   4,860,000                    3.63

Wan Abdul Razak bin Muda                 400,000                       *

Voon-Fui Yong                             62,400                       *
                                   --------------            ------------
All Officers and Directors as
a Group (4 persons)                   56,567,400                   41.94
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


                                      Secured Digital Applications, Inc.

Dated:  April 20, 2006                By:  /s/ Patrick Soon-Hock Lim
                                           --------------------------
                                           Patrick Soon-Hock Lim
                                           Chairman and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

      SIGNATURE                            TITLE                      DATE
      ---------                            -----                      ----


/s/ Patrick Soon-Hock Lim         Chairman, Chief Executive      April 20, 2006
-------------------------         Officer and Director
Patrick Soon-Hock Lim             (Principal Executive Officer)



/s/ Voon-Fui Yong                 Chief Accounting Officer       April 20, 2006
-----------------                 (Financial Officer and
Voon Fui Yong                     Principal Accounting Officer


/s/ Valerie Hoi-Fah Looi          Secretary and Director         April 20, 2006
------------------------
Valerie Hoi-Fah Looi



/s/ Wan Abdul Razak bin Muda      Director                       April 20, 2006
----------------------------
Wan Abdul Razak bin Muda

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

As discussed in Note 1 to the consolidated financial statements, subsequent to December 31, 2005, the Company corrected its accounting for preferred stock of of a subsidiary, a convertible term note and related warrants in the first, second and third quarters of 2005.




GHP HORWATH, P.C.

Denver, Colorado
April 7, 2006

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2005


                                     ASSETS

Current assets:
          Cash                                                                $          46,586
     Cash, restricted (Note 7)                                                          548,154
     Trade receivables,
       less allowance for doubtful accounts of $440,720 (Notes 6 and 14)              6,468,036
     Prepaid expenses                                                                    85,584
     Inventories                                                                        270,947
                                                                              -----------------
              Total current assets                                                    7,419,307
Property and equipment, net (Note 5)                                                  1,187,786
Customer list and customer relationships (Notes 2 and 3)                                201,465
License (Notes 2 and 3)                                                                  48,750
Goodwill (Notes 2 and 3)                                                                851,740
Long-term receivables, related parties (Note 6)                                         183,098
                                                                              -----------------
                                                                              $       9,892,146
                                                                              =================



                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Bank overdraft and borrowings (Note 8)                                   $       1,113,069
     Capital lease obligations (Note 9)                                                  44,640
     Current portion of term loan (Note 10)                                              76,582
     Accounts payable                                                                 1,136,071
     Accrued expenses                                                                   270,290
     Amount due to an affiliated company (Note 6)                                       125,518
     Amount due to a director (Note 6)                                                   86,192
     Income tax payable (Note 11)                                                        13,598
                                                                              -----------------
              Total current liabilities                                               2,865,960
     Term loan, net of current portion (Note 10)                                        101,908
     Deferred income tax (Note 11)                                                      156,209
     Deferred gain (Note 6)                                                             183,098
                                                                              -----------------
              Total liabilities                                                       3,307,175
                                                                              -----------------


                                   (continued)

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (CONTINUED)
                                DECEMBER 31, 2005




Minority interest                                                                       485,250
                                                                              -----------------
Commitments and contingencies (Notes 17, 18, 19 and 20)

Shareholders' equity (Note 13):
     Series A convertible preferred stock, $0.10 par value;
       1,000,000 shares authorized;  none issued or outstanding                              --
     Common stock, $.00001 par value;
       350,000,000 shares authorized; 133,736,378 shares issued,
           128,884,430 shares outstanding                                                 1,289

     Additional paid-in capital                                                       5,253,842
     Common treasury stock, 4,851,948 shares at cost                                         --
     Options                                                                             62,372
     Warrants                                                                           749,715
     Retained earnings                                                                        -
     Accumulated other comprehensive income                                              32,503
                                                                              -----------------
              Total shareholders' equity                                              6,099,721
                                                                              -----------------
                                                                              $       9,892,146
                                                                              =================

                 See notes to consolidated financial statements


               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                                               2005                  2004
                                                                         -----------------      --------------
Revenues:
Products and equipment                                                   $       3,549,766      $      788,291
Services:
  Related parties (Note 6)                                                         333,342           1,316,052
  Others                                                                        24,424,254          18,333,687
                                                                         -----------------      --------------
                                                                                28,307,362          20,438,030
                                                                         -----------------      --------------
Cost of revenues:
Products and equipment                                                           3,274,413             715,172
Services:
  Related parties                                                                  145,527             478,553
  Others                                                                        22,625,140          17,085,086
                                                                         -----------------      --------------
                                                                                26,045,080          18,278,811
                                                                         -----------------      --------------
Gross profit                                                                     2,262,282           2,159,219
                                                                         -----------------      --------------
Operating expenses:
     Sales and marketing                                                           142,887              43,677
     General and administrative:
       Related parties (Note 6)                                                    145,309              85,263
       Others                                                                    1,749,767           1,490,132
                                                                         -----------------      --------------
Total operating expenses                                                         2,037,963           1,619,072
                                                                         -----------------      --------------
Income from operations                                                             224,319             540,147
                                                                         -----------------      --------------
Other income (expense):
     Interest expense                                                             (335,489)           (108,686)
     Amortization of debt issuance costs                                           (65,511)            (29,835)
     Other issuance costs                                                               --            (210,311)
     Gain on value of derivative liabilities                                            --             980,423
     Interest income                                                               120,894              16,408
     Previously deferred gain on sale of technology,
         related parties (Note 6)                                                  126,282             245,416
     Other                                                                          43,529              14,933
     Equity in losses of unconsolidated subsidiaries                                   --               (6,355)
                                                                         -----------------      --------------
                                                                                  (110,295)            901,993
                                                                         -----------------      --------------
Income from continuing operations before income tax and minority interest          114,024           1,442,140
Income tax                                                                         (77,484)           (180,083)
                                                                         ------------------     --------------
Income from continuing operations before minority interest                          36,540           1,262,057
Minority interest                                                                   90,376             (31,588)
                                                                         -----------------      --------------
Income from continuing operations                                                  126,916           1,230,469
                                                                         -----------------      --------------
Discontinued operations:
     Income  from operations of discontinued material handling
     subsidiaries  (including gain on disposal of $131,115)                             --              1,425

                                                                         -----------------      -------------
Net income                                                               $         126,916      $   1,231,894
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
                                                                         =================      =============



Basic and diluted net (loss) income per common share:

     Continuing operations                                               $           (0.04)     $           *

     Discontinued operations                                                             *                  *
                                                                         -----------------      -------------

Net (loss) income per common share                                       $           (0.04)     $           *
                                                                         =================      =============
Weighted average shares outstanding

     Basic                                                                     109,447,305         94,349,704
                                                                         =================      =============
     Diluted                                                                   110,255,798         95,181,672
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


                               Preferred stock                                   Additional   Common Stock
                                          Par                        Par          paid-in       Treasury
                               Shares     Value       Shares        Value         capital        stock
                             ---------  ---------   -----------    ---------    -------------  -----------
Balances, January 1, 2004           --  $      --    97,928,899    $     989    $   3,609,298  $   (44,550)
Issuance of warrants                --         --            --           --               --           --
Return of common shares        100,000     10,000    (8,000,000)         (80)          (9,920)          --
Exercise of stock options           --         --       300,000            3           50,797           --
Common stock issued for services    --         --       525,000            5           91,570       14,175
Issuance of stock options           --         --            --           --               --           --
Issuance of stock options           --         --            --           --               --           --
Issuance of common shares as
 compensation for:
raising capital                     --         --       547,230            6          133,494           --
  professional fees                 --         --       649,735            6          158,062           --
Conversion of preferred shares      --         --     2,500,000           25          776,384           --
Conversion of term note             --         --       170,288            1           31,239           --
Redemption of term note             --         --            --           --           (1,409)          --
Reclassification of embedded
   derivatives                      --         --            --           --        2,113,162           --
Amortization of deferred
   compensation for the year
   ended December 31, 2004          --         --            --           --               --           --
Comprehensive income:
 Net income for the year            --         --            --           --               --           --
  ended December 31, 2004
 Comprehensive income               --         --            --           --               --           --
Dividend declared for the year
  ended December 31, 2004           --         --            --           --         (176,677)          --
Accretion to preferred stock
    redemption value                --         --            --           --               --           --
                             ---------  ---------  ------------    ---------    -------------  -----------
Balances, December 31, 2004    100,000  $  10,000    94,621,152    $     955    $   6,776,000  $   (30,375)

                                   (continued)

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                     YEARS ENDED DECEMBER 31, 2005 AND 2004


                             Preferred stock             Common Stock            Additional
                                          Par                         Par         paid-in       Treasury
                              Shares     Value        Shares         Value         capital       stock
                             ---------  ---------   -----------    ---------    -------------  -----------
Balances, December 31, 2004    100,000  $  10,000    94,621,152    $     955    $   6,776,000  $   (30,375)

Conversion of term note             --         --     1,259,319           14          155,974           --
Settlement of convertible
 securities                         --         --     9,756,098           86          799,914           --
Conversion of preferred
  shares                      (100,000)   (10,000)    8,000,000           80            9,920           --
Common stock issued for
 private placement                  --         --    11,349,565          113          945,717        7,270
Cost of raising capital             --         --            --           --          (46,379)          --
Issuance of common shares as
 compensation for professional
 fees                               --         --     3,298,296           34          344,178       16,355
Issuance of common shares for
 business acquisition               --         --       250,000            3           25,747        6,750
Employee stock options exercised    --         --       350,000            4           83,996           --
Issuance of stock options           --         --            --           --               --           --
Cancellation of stock option        --         --            --           --           39,412           --
Early redemption penalty on
   preferred stock                  --         --            --           --         (302,994)          --
Accretion to preferred stock
   redemption value                 --         --            --           --       (3,312,689)          --
Amortization of deferred
 compensation for the year
  ended December 31, 2005           --         --            --           --               --           --
Comprehensive income:
 Net income for the year
  ended December 31, 2005           --         --            --           --               --           --
Foreign currency translation
  adjustment                        --         --            --           --               --           --
 Comprehensive income
Dividend declared for the year
  ended December 31, 2005           --         --            --           --         (264,954)          --
                             ---------- ---------  -------------   ---------    -------------  -----------
Balances, December 31, 2005         --  $      --   128,884,430    $   1,289    $   5,253,842  $        --
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

                                                                                 Accumulated
                                        Deferred                Accumulated         Other
                                      Compensation                 earnings     Comprehensive
                              Options      Cost      Warrants        (deficit)     Income         Total
                             --------- ----------   ----------- -------------   -------------  -----------
Balances, January 1, 2004    $  14,800 $       --  $         --  $  (318,955)   $      56,569  $ 3,318,151
Issuance of warrants                --         --       749,715           --               --      749,715
Return of common shares             --         --            --           --               --           --
Exercise of stock options      (14,800)        --            --           --               --       36,000
Common stock issued for services    --         --            --           --               --      105,750
Issuance of stock options       26,600    (26,600)           --           --               --           --
Issuance of stock options       52,235         --            --           --               --       52,235
Issuance of common shares as
 compensation for:
 raising capital                    --         --            --           --               --      133,500
  professional fees                 --         --            --           --               --      158,068
Conversion of preferred shares      --         --            --           --               --      776,409
Conversion of term note             --         --            --           --               --       31,240
Redemption of term note             --         --            --           --               --       (1,409)
Reclassification of embedded
   derivatives                      --         --            --           --               --    2,113,162
Amortization of deferred
 compensation for the year
  ended December 31, 2 004          --     15,153            --           --               --       15,153
Comprehensive income:
 Net income for the year
  ended December 31, 2004           --         --            --    1,231,894               --    1,231,894
Comprehensive income                --         --            --           --               --    1,231,894
Dividend declared for the year
  ended December 31, 2004           --         --            --     (198,757)              --     (375,434)
Accretion to preferred stock
        redemption value            --         --            --     (714,182)              --     (714,182)
                             --------- ----------  ------------  -----------    -------------  -----------
Balances, December 31, 2004  $  78,835 $  (11,447) $    749,715  $        --    $      56,569  $ 7,630,252


                                   (continued)

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                      AND COMPREHENSIVE INCOME (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2005 AND 2004


                                                                                Accumulated
                                        Deferred                 Accumulated       Other
                                      Compensation                earnings      Comprehensive
                              Options    Cost        Warrants     (deficit)        Income        Total
                             --------- ----------  ------------  -----------    ------------- ------------
Balances, December 31, 2004  $  78,835 $  (11,447) $    749,715  $        --    $      56,569 $  7,630,252

Conversion of term note             --         --            --           --               --      155,988
Settlement of convertible
 securities                         --         --            --           --               --      800,000
Conversion of preferred shares      --         --            --           --               --           --
Common stock issued for
 private placement                  --         --            --           --               --      953,100
Cost of raising capital             --         --            --           --               --      (46,379)
Issuance of common shares as
 compensation for professional
 fees                               --         --            --           --               --      360,567
Issuance of common shares for
 business acquisition               --         --            --           --               --       32,500
Employee stock options
 exercised                     (14,000)        --            --           --               --       70,000
Issuance of stock options       47,329         --            --           --               --       47,329
Cancellation of stock option   (49,792)    10,380            --           --               --           --
Early redemption penalty on
   preferred stock                  --         --            --           --               --     (302,994)
Accretion to preferred stock
   redemption value                 --         --            --           --               --   (3,312,689)
Amortization of deferred
 compensation for the year
  ended December 31, 2005           --      1,067            --           --               --        1,067
Comprehensive income:
 Net income for the year
  ended December 31, 2005           --         --            --      126,916               --      126,916
Foreign currency translation
 adjustment                         --         --            --           --          (24,066)     (24,066)
Comprehensive income                --         --            --           --               --      102,850
Dividend declared for the year
  ended December 31, 2005           --         --            --     (126,916)              --     (391,870)
                             --------- ----------  ------------  -----------    ------------- ------------
Balances, December 31, 2005  $  62,372 $       --  $    749,715  $        --    $      32,503 $  6,099,721
                             ========= ==========  ============  ===========    ============= ============

                 See notes to consolidated financial statements

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                                                    2005              2004
                                                                                -------------     ------------
                                                                                               (Revised, Note 2)
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                                                $     126,916    $   1,230,469
     Adjustments to reconcile net income to net cash
      used in operating activities:

     Minority interest                                                                (90,376)          31,588
     Depreciation and amortization                                                    344,467          262,285
     Amortization of debt issuance costs                                               65,511           29,835
     Amortization of embedded liability of term note                                  179,862           66,819
     Gain on value of derivative liabilities                                               --         (980,423)
     Deferred compensation expenses                                                    48,396           15,153
     Other compensation expense                                                       360,567          306,053
     Reserve for bad debts                                                             24,957           12,369
     Management and clerical fees to affiliated company                               145,204           85,262
     Previously deferred gain on sale of technology, related party                   (126,282)        (245,416)
     Equity in losses of unconsolidated investees                                          --            6,355
     Warrants issued for other issuance costs                                              --          210,311
     Changes in operating assets and liabilities, net of effects from purchase of
      ISS in 2005 and Gallant Group of companies and ATG in 2004:
       Increase in receivables                                                     (1,863,451)      (1,711,036)
       Increase in prepaid expenses                                                   (16,397)         (26,711)
       Decrease (increase) in inventories                                             236,636          (46,327)
       Increase (increase) in payables and accrued expenses                           101,821         (110,836)
       Increase in income tax liability                                                 6,240          154,085
                                                                                -------------    -------------
           Net cash used in operating activities of continuing operations            (455,929)        (710,165)
           Net cash used in operating activities of discontinued operations                --          (19,873)
                                                                                -------------    -------------
           Net cash used in operating activities                                     (455,929)        (730,038)
                                                                                -------------    --------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from sale of property and equipment                                      39,151               --
     Purchase of property and equipment                                              (259,394)         (66,275)
     Payment for purchase of businesses, net of cash acquired                           1,381          (19,654)
     Proceeds from sale of subsidiary companies                                       143,417               --
     Proceeds from sale of associate companies                                         13,158           36,316
                                                                                -------------    -------------
           Net cash used in investing activities                                      (62,287)         (49,613)
                                                                                -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of convertible term note, net                                  --          470,323
     Repayment of convertible term note                                                    --          (13,297)
     Payment on redemption of term note                                                    --           (1,409)
     Payment of expenses in connection with subsidiary preferred stock issuance            --         (296,323)
     Payment of expenses in connection with private placement                         (46,379)              --
     Proceeds from exercise of stock options                                           70,000           12,000
     Proceeds from restricted cash on conversion of preferred stock                        --          500,000
     Proceeds from issuance of shares of common stock                                 953,100               --
     Proceeds from affiliated company                                                 110,881           59,876
     Repayment to affiliated company                                                 (225,462)        (198,568)
     Proceeds from a director                                                         724,286           89,629
     Repayment to a director                                                         (706,996)         (69,915)
     Payment of obligations under capital leases                                      (29,738)          (9,645)
     Payment of term loan                                                             (84,727)         (17,343)
     Payment of subsidiary's preferred stock dividend                                (256,666)          (8,538)
     Payment for early redemption of subsidiary's preferred stock                    (222,226)              --
     Increase in restricted cash                                                     (196,884)        (184,542)
     Net increase in line of credit                                                   397,663          294,977
                                                                                -------------    -------------
           Net cash provided by financing activities                                  486,852          627,225
                                                                                -------------    -------------
                                   (continued)

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                                                    2005               2004
                                                                                -------------     -------------
                                                                                                 (Revised, Note 2)

FOREIGN CURRENCY TRANSLATION ADJUSTMENT                                               (14,543)               --
                                                                               --------------     -------------

Net decrease in cash                                                                  (45,907)         (152,426)

Cash, beginning of year                                                                92,493           244,919
                                                                                -------------     -------------
Cash, end of year                                                               $      46,586     $      92,493
                                                                                =============     =============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Cash paid for interest during the year                                     $     134,230     $      31,728
                                                                                =============     =============
     Cash paid for income taxes during the year                                 $      72,562     $      25,998
                                                                                =============     =============
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
        FINANCING ACTIVITIES:

Restricted cash (paid) received in exchange for preferred stock of subsidiary   $  (6,000,000)    $   6,500,000
                                                                                ==============    =============
Restricted cash paid for accrued dividends                                      $    (105,138)    $          --
                                                                                =============     =============
Accretion to preferred stock redemption value                                   $   3,312,689     $     714,182
                                                                                =============     =============

Preferred stock dividends declared                                              $     391,870     $     375,434
                                                                                =============     =============
Warrants issued in exchange of debt                                             $          --     $     749,715
                                                                                =============     =============
Reclassification of embedded liabilities                                        $          --     $   2,113,162
                                                                                =============     =============

Receivable for exercise of stock options, received in January 20, 2005          $          --     $      24,000
                                                                                =============     =============
Conversion of convertible term note and related accrued interest                $     155,988     $      34,058
                                                                                =============     =============
Issuance of common stock for services rendered by consultant
  with regard to equity transaction                                             $      32,500     $     133,500
                                                                                =============     =============
Issuance of common stock for term note , accrued interest
  and accrued dividends of preferred stock of subsidiary                        $     800,000     $          --
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


RESTATEMENT  OF  2004  YEAR  END  AND  2005  QUARTERLY   CONSOLIDATED  FINANCIAL
STATEMENTS

Subsequent to the issuance of the Company's December 31, 2004 consolidated financial statements, and based upon a further evaluation of the factors utilized in determining the accounting and presentation of a May 2004 issuance of preferred stock of a subsidiary, a convertible term note and related warrants, the Company determined that both the preferred stock of a subsidiary and the convertible term note contained embedded derivatives that must be bifurcated from their host instruments. In addition, the Company determined that the warrants and the preferred stock of a subsidiary should not initially be classified as a component of shareholders' equity (See notes 12 and 13). Accordingly, the Company's 2004 consolidated financial statements were restated and were filed in an amended Form 10-KSB on April 10, 2006, resulting in an increase in net income of $696,534 ($.01 per share)and a decrease in net income available to common shareholders of $17,648 (less than $.01 per share). In addition, shareholders' equity decreased by $2,506,702 as of December 31, 2004.

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004


NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

RESTRICTED CASH

For purposes of the statements of cash flows, changes in restricted cash (Notes 7 and 8) are excluded from changes in cash and are accounted for as investing activities.

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

UNCONSOLIDATED SUBSIDIARIES - EQUITY ACCOUNTING METHOD

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

DERIVATIVE INSTRUMENTS

In connection with the issuances of equity instruments or debt, the Company may issue options or warrants to purchase common stock. In certain circumstances, these options or warrants may be classified as liabilities, rather than as equity. In addition, the equity instrument or debt may contain embedded derivative instruments, such as conversion options or listing requirements, which in certain circumstances may be required to be bifurcated from the associated host instrument and accounted for separately as a derivative liability instrument. The Company accounts for derivative instruments under the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities".

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

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004


NOTE 2: SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NET INCOME (LOSS) PER COMMON SHARE

Income (loss) per common share requires the presentation of two EPS amounts, basic and diluted. Basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the years ended December 31, 2005 and 2004. Diluted income
(loss) per common share is computed using the weighted average number of shares determined for the basic computations plus the number of shares of common stock that would be issued assuming all contingently issuable common stock equivalent shares having a dilutive effect on earnings per share were outstanding for the year. However, there is no dilution from common stock equivalents in years with net losses attributable to common share holders because their effect would be anti-dilutive. The calculation of basic and diluted income (loss) per share is as follows (in thousands, except per-share amounts):


                                                      Year ended December 31,
                                                    --------------------------
                                                        2005           2004
                                                    ------------    ----------

Net income                                          $        127    $     1,231
Preferred stock dividend                                    (392)          (375)
Early redemption penalty on preferred stock                 (303)            --
Accretion to preferred stock redemption value             (3,313)          (714)
                                                    ------------    -----------
Net (loss) income available to common shareholders  $     (3,881)   $       142
                                                    ============    ===========
Weighted average shares outstanding - basic              109,447         94,350
                                                    ============    ===========
Net (loss) income per share - basic                 $      (0.04)   $         *
                                                    ============    ===========

Weighted average shares outstanding - basic              109,447         94,350
Common stock issuable to consultant                          809            354
Dilutive stock options and warrants                           --            478
                                                    ------------    -----------
Weighted average shares outstanding - diluted            110,256         95,182
                                                    ============    ===========
Net (loss) income per share - diluted               $      (0.04)   $         *
                                                    ============    ===========
*  less than $.01 per share


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

                                                                   Year Ended December 31,
                                                               -----------------------------
                                                                   2005            2004
                                                               ----------      -------------
Net (loss) income applicable to common shareholders            $ (3,880,637)   $     142,278
Add: Stock-based employee compensation expense
        included in reported net income, net of related tax          47,329           52,235
Add/(Less): Total stock-based employee compensation expense
         determined under fair value based method for all
         awards, net of related tax effects                         (57,665)         (88,100)
                                                               ------------    -------------
Pro forma net income (loss) applicable to common shareholders  $ (3,890,973)   $     106,413
                                                               ============    =============
Net Income (loss) per share:
 Basic and diluted - as reported                               $      (0.04)   $           *
                                                               ============    =============
 Basic and diluted - pro forma                                 $      (0.04)   $           *
                                                               ============    =============
* Less than $.01 per share

The fair value in 2004 was estimated at the date of grant using the following weighted average assumptions:


Risk free interest rate                                               2.3%
Dividend yield                                                         0%
Expected life of option in years                                   4.7 years
Expected volatility                                                   129%

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

Certain other 2004 balances have been reclassified to conform to the current presentation.

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

ii)  Gallant Focus (M) Sdn Bhd ("GF"), is currently dormant.

iii) Eystar  Distribution  Sdn Bhd ("ED") (f/k/a Gallant IT Distribution (M) Sdn
     Bhd), is currently dormant.

With the acquisition of the Gallant group of companies, management believes the Company has strengthened its position in implementing information technology projects and has entered into the business of retailing Apple products.

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
                                                          ===============

The following unaudited proforma financial information presents results of operations as if the acquisition of ISS had occurred at the beginning of the respective years ended December 31, 2005 and 2004:

                                                      2005             2004

Revenue                                           $  28,336,187   $   20,640,398
                                                  =============   ==============
Net income                                        $     124,094   $    1,219,736
                                                  =============   ==============
Basic and diluted net income (loss)
  per common share                                $       (0.04)  $            *
                                                  =============   ==============

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

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004


NOTE 6: RELATED PARTY TRANSACTIONS

During the years ended December 31, 2005 and 2004, the Company had related party transactions with the following entities:

LSH ASSET HOLDINGS SDN BHD ("LSH"):

LSH is a company wholly-owned by the Company's Chief Executive Officer and his wife. LSH billed the Company management fees totaling $120,000 and $60,000 for the respective years ended December 31, 2005 and 2004. LSH also billed the Company's Malaysian subsidiary, SDAM, approximately $25,000 per year for each of the years ended December 31, 2005 and 2004 for administrative and clerical charges. LSH also made short term advances to the Company from time to time for working capital purposes. These advances totaled $110,881 and $59,876 in 2005 and 2004, respectively. Advances of $225,462 and $198,568 were repaid in 2005 and 2004, respectively. As of December 31, 2005, the amount due to LSH was $125,518. This amount is unsecured, bears no interest, has no fixed terms of repayment, and is recorded in the financial statements as "Amount due to an affiliated company".

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


NOTE 7: RESTRICTED CASH

As of December 31, 2005, the Company has $548,154 restricted cash in time deposit accounts with a financial institution in Malaysia which represents a time deposit account used as collateral for trade financing and bank overdraft facilities granted to GIH and GZ (Note 8). The time deposit accounts have a maturity period of one year and are automatically renewed on an annual basis. The time deposit accounts earn interest at an aggregate rate of 3.7% per annum. Interest earned on the time deposits is to be added on and rolled over with the principal sum.

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004


NOTE 8: BANK OVERDRAFT AND BORROWINGS

As of December 31, 2005, the Company's subsidiaries have the following bank facilities:

                                                                    GIH              GZ               Total
                                                              -------------     -------------    -------------
Bank overdraft                                                $     131,268     $     105,014    $     236,282
Trade financing facilities                                          210,029           840,116        1,050,145
                                                              -------------     -------------    -------------
Total bank facilities available                               $     341,297     $     945,130    $   1,286,427
                                                              =============     =============    =============
Balance utilized as of December 31, 2005                      $     206,258     $     906,811    $   1,113,069
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


NOTE 10: TERM LOAN

As of December 31, 2005, the Company has term loan liabilities of $178,490 (RM679,870) arising from its acquisition of GIH and its subsidiaries and including an additional $53,000 term loan drawn down in March 2005. These term loans, which were granted by financial institutions in Malaysia, are secured by personal guarantees provided by third parties and two directors of GIH and bear interest at 8.4% per annum and are due on various dates through March 2009.

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
                                ==================

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004


NOTE 11: INCOME TAXES

For 2005 and 2004, all income of the Company was derived from its activities in Malaysia and the United States. Provision for income tax liability for the year ended December 31, 2005 and 2004, respectively, is as follows:

                                                         Year ended December 31,
                                                            2005         2004
                                                         ---------     ---------

Current tax expense                                      $  52,591     $  48,767
Deferred tax expense                                        24,893       131,316
                                                         ---------     ---------
Provision for Malaysian income tax expense
     on the Company and its subsidiaries' income         $  77,484     $ 180,083
                                                         =========     =========

The difference between current income tax expense and expected income tax expense computed applying the United States Federal income tax rate of 34% to income from continuing operations before income tax and minority interest is explained as follows:

                                                       Year ended December 31,
                                                        2005            2004
                                                    -------------  -------------

     Expected income tax expense                    $      39,000  $    480,100
     Effect of lower Malaysian tax rate of 28%             (7,000)      (84,700)
     Benefit of operating loss carry forwards                  --      (179,900)
     Other                                                 45,484       (35,417)
                                                    -------------  -------------
     Income tax expense                             $      77,484  $    180,083
                                                    =============  =============

Temporary differences and carry forwards that give rise to deferred tax assets and liabilities as of December 31, 2005 are as follows:

Deferred tax assets
       Net operating loss carry forward              $     790,968
       Less: valuation allowance                          (729,535)
                                                     -------------
       Deferred tax asset net of allowance                  61,433

Deferred tax liability
       Depreciation                                       (217,642)
                                                     -------------
Total net deferred tax liability                     $    (156,209)
                                                     =============

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004


NOTE 11: INCOME TAXES (CONTINUED)

The valuation allowance offsets the net deferred tax assets for which recovery is not considered more likely than not. The valuation allowance is evaluated considering positive and negative evidence about whether the deferred tax assets will be realized. At that time of evaluation, the allowance is either increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax assets is no longer impaired and the allowance is no longer required. The Company's total net operating loss carry forward at December 31, 2005 is $2,298,000 of which $925,000 relates to the Company's activities in Malaysia and $1,373,000 relates to the Company's activities in the United States. The net operating loss carry forward that relates to activities in Malaysia can be carried forward indefinitely, on an entity basis, while the net operating loss carry forward that relates to the Company's activities in the United States expires through the year 2025. The United States net operating loss carry forward may be subject to annual limitations based on ownership changes in the Company's common stock as provided by in section 382 of the Internal Revenue Code.


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

In 2004, the Company recorded an initial liability of $246,681 for the value of the embedded liability. The initial value of the embedded liability was amortized over the term of the Note. For the years ended December 31, 2005 and 2004, the Company recognized amortization expense of $179,862 and $66,819, respectively, which is included in interest expense.

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

A summary of the status of the discounted principal and interest derivative liability and issue costs of the Note is presented below:

                                                                                     Derivative
                                        Total       Interest      Principal       Liability    Issue Costs       Net
                                     ------------  -----------   -----------     ------------  ------------ ------------
Balance as of January 1, 2004                   --            --            --               --            --           --
Issuance on May 28, 2004             $    500,000    $        --   $   500,000     $     246,681 $    95,346  $    157,973
Repayment in September 2004               (14,706)            --       (14,706)          (6,821)      (2,571)       (5,314)
Conversion in November 2004               (29,412)            --       (29,412)         (13,035)      (4,830)      (11,547)
Conversion in December 2004               (29,412)            --       (29,412)         (12,723)      (4,674)      (12,015)
Amortization of issue costs                    --             --            --               --      (17,760)       17,760
Amortization of embedded liability             --             --            --          (34,240)         --         34,240
                                     ------------    -----------   -----------     ------------ ------------  ------------
Balance as of December 31, 2004      $    426,470    $        --   $   426,470     $    179,862  $    65,511  $    181,097
                                     ============    ===========   ===========     ============ ============  ============




                                                                                  Derivative     Issue
                                        Total        Interest      Principal      Liability      Costs          Net
                                     ------------  ------------   ----------     ------------ ------------  ------------

Balance as of January 1, 2005        $    426,470  $         --   $  426,470    $     179,862  $    65,511  $    181,097
Interest through July 31, 2005             18,381        18,381           --               --           --            --
Amortization through July 31, 2005             --            --           --         (140,098)     (51,536)      191,634
Conversion in April 2005 (a)              (52,770)       (8,653)     (44,117)         (17,119)      (6,076)      (20,922)
Conversion in May 2005 (b)                (17,412)       (2,707)     (14,705)          (5,534)      (1,947)       (7,224)
Conversion June 1, 2005 (c)               (17,249)       (2,544)     (14,705)          (5,359)      (1,869)       (7,477)
Conversion June 16, 2005 (d)              (14,705)           --      (14,705)          (5,360)      (1,869)       (7,476)
Conversion July 12, 2005 (e)              (20,445)       (2,304)     (18,141)          (6,392)      (2,214)       (9,535)
Early payment penalty                      16,164        16,164           --               --           --            --
Repaid on August 1, 2005 (f)             (338,434)      (18,337)    (320,097)              --           --      (320,097)
                                     ------------  ------------   ----------    -------------  -----------   -----------
Balance as of December 31, 2005      $         --  $         --   $       --    $          --  $        --   $        --
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

A summary of the status of the Voting Preferred and dividend accrued since January 1, 2005 and changes through December 31, 2005 is presented below:

                                                                       Stated
                                               Total      Dividend     Amount
                                           -----------  -----------   ---------
Balance as of January 1, 2004              $        --  $        --   $      --
Convertible preferred stock, May 25, 2004       10,000           --      10,000
Dividend through December 31, 2004             128,333      128,333          --
                                           -----------  -----------   ---------
Balance December 31, 2004                  $   138,333  $   128,333   $  10,000
                                           ===========  ===========   =========




                                                                        Stated
                                              Total      Dividend       Amount
                                           -----------  -----------   ---------
Balance as of January 1, 2005              $   138,333  $   128,333   $  10,000
Dividend through September 30, 2005            128,333      128,333          --
Conversion to common stock in August 2005      (10,000)          --     (10,000)
Payment in August 2005                        (256,666)    (256,666)         --
                                           -----------  -----------   ---------
Balance December 31, 2005                  $        --  $        --   $      --
                                           ===========  ===========   =========

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

b) The August 1, 2005 transaction resulted in an early payment/redemption penalty of $319,158, of which $16,164 is attributable to interest expense and $302,994 represents a reduction to net income available to common shareholders.

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

The Company reissued from its treasury stock 199,218 shares of common stock on June 2, 2005 at $0.103 per share for total consideration of $20,466, 843,446 shares of common stock on August 9, 2005 at $0.108 per share for total consideration of $91,092 and 295,632 shares of common stock on September 23, 2005 at $0.085 per share for total consideration of $25,129, to a consultant as payment for services rendered to the Company during fiscal 2005. In August 2005, the Company reissued 609,756 shares of its common stock from treasury to an investor for cash of $50,000, in private placement exercises. These shares were issued at a price equal to 85% of the average of the five lowest closing prices of the common stock during the twenty-two trading days prior to the date of issuance, as reported by Bloomberg News Services. On August 9, 2005, the Company reissued from its treasury stock 240,000 shares of common stock at $0.139 per share for a total consideration of $33,360 and on September 27, 2005, the Company issued 240,000 shares of common stock at $0.098 per share for a total consideration of $23,520, to a consultant pursuant to a compensation agreement dated July 15, 2005, under which the Company is to issue an aggregate of 960,000 shares of its common stock, to the consultant as payment for services to be rendered to the Company for the twelve-month period ending July 14, 2006. The 480,000 shares were valued, based on the respective market price on the date of issuance, and the Company recognized compensation expense of $56,880 for year ended December 31, 2005, respectively. As of December 31, 2005, the Company had a balance of 4,851,948 repurchased shares in its treasury stock

On February 8, 2005, the Company issued 240,000 shares of common stock at $0.175 per share for a total consideration of $42,000 and on May 18, 2005, the Company issued 240,000 shares of common stock at $0.125 per share for a total consideration of $30,000, to a consultant pursuant to a compensation agreement dated July 15, 2004, under which the Company is to issue an aggregate of 960,000 shares of its common stock to the consultant as payment for services to be rendered to the Company for the twelve-month period ended July 14, 2005. The 480,000 shares were valued, based on the respective market price on the date of issuance, and the Company recognized compensation expense of $72,000 for the year ended December 31, 2005.

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

On August 3, 2004, the Company granted certain officers, directors and employees of the Company options to purchase up to an aggregate of 2,000,000 shares of the Company's common stock at $0.20 per share. The options are exercisable through August 2009, contingent upon continuous service by the officers/directors/employees through specified dates. 500,000 options were exercisable on October 3, 2004, 200,000 options were exercisable on February 3, 2005, 500,000 options were exercisable on August 3, 2005, and the remaining 800,000 options are exercisable in equal numbers on each of February 3, 2006, 2007, 2008 and 2009, respectively. In addition, on August 3, 2004 the Company granted options to purchase 100,000 shares of the Company's common stock at $0.12 per share to an independent director as compensation for serving on the Company's Board of Directors. These options were exercisable with immediate effect through August 2009. For the year ended December 31, 2004, the Company valued the foregoing 2,100,000 options at $92,000 based on the intrinsic value method as permitted under APB25 and recognized compensation expense of $52,235. 250,000 of the options were exercised on April 28, 2005 for a cash consideration of $50,000, 40,000 of the options were exercised on April 29, 2005 for a cash consideration of $8,000, 60,000 of the options were exercised on May 3, 2005 for a cash consideration of $12,000. On January 31, 2006, 100,000 and 300,000 options which were granted to an independent director with an option to purchase the Company's common stock at $0.12 and $0.20 per share, respectively, were forfeited when he resigned from the Company. On February 19, 2006, 270,000 options which were granted to an officer were forfeited when he resigned from the Company. For the year ended December 31, 2005, the Company valued the foregoing 1,080,000 options at $56,000 based on the intrinsic value method as permitted under APB 25. The Company recognized compensation expense of $24,137 for the year ended December 31, 2005.

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004

NOTE 13: SHAREHOLDERS' EQUITY (CONTINUED)

STOCK OPTIONS (CONTINUED)

A summary of the status of the Company's stock options as of December 31, 2005 and 2004, and changes during 2005 and 2004, is presented below:

              Options Outstanding                             2005                                 2004
            ------------------------            --------------------------------    --------------------------------
                                                   Shares        Exercise Price        Shares         Exercise Price
                                                --------------   ---------------    -------------    ---------------
   For officers and employees:
    Beginning of the year                            2,100,000           $0.196                 -                -
    Granted
     In August 2004                                          -                            100,000           $0.120
     In August 2004                                          -                          2,000,000           $0.200
    Exercised                                        (350,000)          $ 0.200                 -                -
    Forfeited                                        (100,000)          $ 0.120                 -                -
    Forfeited                                        (570,000)          $ 0.200                 -                -
                                                --------------                      -------------
    End of the year                                  1,080,000          $ 0.200         2,100,000           $0.196
                                                ==============                      =============
    Options exercisable at year end                    760,000          $ 0.200           600,000           $0.187
   For consultants:
    Beginning of the year                              300,000          $ 0.300           300,000           $0.120
    Granted
     In August 2004                                                                       300,000           $0.300
    Exercised                                                                           (300,000)           $0.120
    Forfeited                                         (300,000)          $0.300                 -                -
                                                --------------                      -------------
    End of the year                                          -                -           300,000           $0.300
                                                ==============                      =============
    Options exercisable at year end                          -                -           300,000           $0.300

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
                                         ================  ==============  ==============   ==============

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004

NOTE 15: SEGMENT INFORMATION (CONTINUED)

OPERATING SEGMENT INFORMATION (CONTINUED)
                                                                  Year ended December 31, 2004

                                                               Material
                                           Applications       Handling        Gallant         Corporate        Total
                                         ---------------   --------------  -------------   -------------  -------------
Revenue:
Products and equipment                   $            --   $           --  $     788,291   $          --  $     788,291
services:
   Related parties                       $     1,316,052   $           --  $          --   $          --  $   1,316,052
   Others                                     17,720,842          535,195         77,650              --     18,333,687
                                         ----------------  --------------  -------------   -------------  -------------
                                              19,036,894          535,195        865,941              --     20,438,030
Cost of revenue
Products and equipment                   $            --   $           --  $     715,172   $          --  $     715,172
services:
   Related parties                       $       478,553   $           --  $          --   $          --  $     478,553
   Others                                $    16,590,404   $      473,443  $      21,239   $          --  $  17,085,086
                                         ----------------  --------------  -------------   -------------  -------------
Gross profit                             $     1,967,937   $       61,752  $     129,530   $          --  $   2,159,219
                                         ================  ==============  =============   =============  =============
Net income (loss):
   from continuing operations            $       583,369   $      (52,953) $       3,519   $     696,534  $   1,230,469
   from discontinued operations                      428              997             --              --          1,425
                                         ----------------  --------------  -------------   -------------  -------------
                                         $       583,797   $      (51,956) $       3,519   $     696,534  $   1,231,894
                                         ================  ==============  =============   =============  =============
Depreciation expense                     $       240,894   $       16,474  $       7,616   $          --
                                         ================  ==============  =============   =============
Non-cash compensation expense            $       306,000   $           --  $          --   $          --
                                         ================  ==============  =============   =============
Interest expense                         $        27,289   $           --  $      14,578   $      66,819
                                         ================  ==============  =============   =============
Interest income                          $        14,530   $           --  $       1,878   $          --
                                         ================  ==============  =============   =============
Equity in losses of unconsolidated
  investees                              $            --   $       (6,355) $          --   $          --
                                         ================  ==============  =============   =============
Income tax expense (benefit)             $       180,526   $       (2,631) $       2,188   $          --
                                         ================  ==============  =============   =============
Expenditures for additions to
   long lived assets                     $        43,725   $       19,283  $          --   $          --
                                         ================  ==============  =============   =============

Total consolidated assets as of December 31, 2005 are as follows:

   Applications                                                                            $   8,016,098
   Material handling                                                                             153,490
   Gallant                                                                                     1,722,558
                                                                                           -------------
   Total consolidated assets                                                               $   9,892,146
                                                                                           =============

                SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004


NOTE 16: COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its principal executive offices in Malaysia under a three-year operating lease from an unaffiliated party. The lease, which expires on March 14, 2007, provides for a two-year renewal option thereafter. A subsidiary of the Company leases an office from an unaffiliated party in Malaysia under a two-year operating lease, which expires in May 2006 and provides for a one-year renewal option thereafter. Another subsidiary of the Company leases three retail outlets in Malaysia. One lease expires in December 2006, one lease expires in March 2008 and another lease expires in August 2008 and provides for a three-year renewal option thereafter. In April 2004, the Company entered into a one-year lease agreement with an unaffiliated party for office space in New York, N.Y. This lease has been renewed in March 2005 for additional one year and it expired in March 2006.


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