Form 10QSB/A
period 2005-03-30
SECURED DIGITAL APPLICATIONS INC
filed 2006-05-22
CIK 940516

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                  FORM 10-QSB/A

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


FORM 10-QSB

1ST QUARTER

                                      INDEX
                                                                                                        Page
PART I  -  FINANCIAL INFORMATION

         ITEM 1. FINANCIAL STATEMENTS

         Condensed consolidated balance sheet as at March 31, 2005 (Unaudited)                            3

         Condensed consolidated statements of operations for the three-month periods
         ended March 31, 2005 and March 31, 2004 (Unaudited)                                              5

         Condensed consolidated statements of cash flows for the three-month
         periods ended March 31, 2005 and March 31, 2004 (Unaudited)                                      6

         Notes to condensed consolidated financial statements (Unaudited)                              7 - 19

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS                                                 20 - 31

         ITEM 3. CONTROLS AND PROCEDURES                                                                 31

PART II - OTHER INFORMATION

         ITEM 1. LEGAL PROCEEDINGS                                                                       32

         ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS                             32

         ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                                         32

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                     32

         ITEM 5. OTHER INFORMATION                                                                       32

         ITEM 6. EXHIBITS                                                                                32

         SIGNATURES                                                                                      33

STATEMENT REGARDING THIS AMENDMENT

The Company is amending its Form 10-QSB for the period ended March 31, 2005, as previously filed on May 16, 2005.

Subsequent to the issuance of the Company's March 31, 2005 consolidated financial statements, and based upon a further evaluation of the factors utilized in determining the accounting and presentation of a May 2004 issuance of preferred stock of a subsidiary, a convertible term note and related warrants, the Company determined that both the preferred stock of a subsidiary and the convertible term note contained embedded derivatives that must be bifurcated from their host instruments. In addition, the Company determined that the warrants and the preferred stock of a subsidiary should not initially be classified as a component of shareholders' equity. The accounting treatment of these embedded derivatives are discussed in detail in notes 8 and 9 to the Financial Statements.

Our shareholders should refer to the financial statements and accompanying notes for a detailed explanation of the adjustments to the financial results of the Company that are contained in this Amended Form 10-QSB.

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

PART I -  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2005
                                   (Unaudited)



                                     ASSETS
                                                                                                  (as restated)
Current assets:
     Cash                                                                                      $        66,405
     Cash, restricted                                                                                6,503,143
     Trade receivables,
       less allowance for doubtful accounts of $55,000                                               5,051,196
     Other accounts receivable,
       less allowance for doubtful accounts of $371,000                                                 59,506
     Prepaid expenses                                                                                   95,978
     Inventories                                                                                       535,127
                                                                                               ---------------
              Total current assets                                                                  12,311,355
Property and equipment, net                                                                          1,245,281
Customer list                                                                                          175,500
License                                                                                                 58,500
Goodwill                                                                                               852,525
Long-term receivables, related parties                                                                 295,900

                                                                                               ---------------
                                                                                               $    14,939,061
                                                                                               ===============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Bank overdraft and borrowings                                                             $       894,787
     Current portion of capital lease obligations                                                       30,858
     Current portion of convertible term note - net of issuance costs
     and derivative liability of $103,486                                                              117,102
     Current portion of term loan                                                                       75,163
     Accounts payable                                                                                1,263,597
     Accrued expenses                                                                                  176,908
     Amount due to an affiliated company                                                               114,070
     Amount due to a director                                                                           69,495
     Income tax payable                                                                                 55,139
     Preferred stock dividend payable                                                                  525,559
                                                                                               ---------------
              Total current liabilities                                                              3,322,678
     Capital lease obligations, net of current portion                                                  31,626
     Convertible term note, net of current portion - net of issuance costs
     and derivative liability of $120,733                                                               85,149
     Term loan, net of current portion                                                                 120,825
     Deferred income tax                                                                               131,316
     Deferred gain                                                                                     295,900
                                                                                               ---------------
              Total liabilities                                                                      3,987,494
                                                                                               ---------------

                                   (continued)




               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                           MARCH 31, 2005 (CONTINUED)
                                   (Unaudited)

                                                                                                (as restated)

Series A convertible preferred stock of subsidiary - net of issuance costs
    and derivative liability of $3,037,023  (Liquidation preference of $6,000,000)                   2,962,977
                                                                                               ---------------

Minority interest                                                                                      553,146
                                                                                               ---------------
Commitments and contingencies

Shareholders' equity:
     Series A convertible preferred stock, $0.10 par value; 1,000,000 shares authorized; 100,000 shares issued and outstanding,
       liquidation preference $3,733,000                                                                10,000
     Common stock, $.00001 par value; 350,000,000 shares authorized;
        103,565,678 shares issued                                                                          950
     Additional paid-in capital                                                                      6,580,473
     Common treasury stock, 8,530,000 shares at cost                                                  (30,375)
     Options                                                                                            68,112
     Warrants                                                                                          749,715
     Retained earnings                                                                                       0
     Accumulated other comprehensive income                                                             56,569
                                                                                               ---------------
              Total shareholders' equity                                                             7,435,444
                                                                                               ---------------
                                                                                               $    14,939,061
                                                                                               ===============

      See accompanying notes to condensed consolidated financial statements

              SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (Unaudited)

                                                                                                     Three months ended

                                                                                                   March 31,        March 31,
                                                                                                     2005             2004
                                                                                                -------------------------------
                                                                                                 (as restated)
Revenues:

     Related parties                                                                            $       45,789    $     414,475
     Others                                                                                          6,474,565        3,948,499
                                                                                                ---------------   --------------
                                                                                                     6,520,354        4,362,974
Cost of revenues                                                                                     5,929,819        3,964,598
                                                                                                ---------------   --------------
Gross profit                                                                                           590,535          398,376
                                                                                                ---------------   --------------
Operating expenses:
     Sales and marketing                                                                                17,288            4,697
     General and administrative:
       Related parties                                                                                  21,316           21,316
       Others                                                                                          406,637          258,025
                                                                                                ---------------   --------------
Total operating expenses                                                                               445,241          284,038
                                                                                                ---------------   --------------
Income from operations                                                                                 145,294          114,338
                                                                                                ---------------   --------------
Other income (expense):

     Interest expense                                                                                  (43,024)          (3,260)
     Amortization of debt issuance costs                                                                (6,777)            --
     Interest income                                                                                    43,051             --
     Gain on disposal of assets, related party                                                          13,684          107,258
     Other income                                                                                       15,737             --
     Share of associate companies' losses                                                                 --             (2,632)
                                                                                                ---------------   --------------
                                                                                                        22,671          101,366
                                                                                                ---------------   --------------

Income from continuing operations before income tax and minority interest                              167,965          215,704
     Income tax                                                                                        (22,368)          (1,842)
                                                                                                ---------------   --------------

Income from continuing operations before minority interest                                             145,597          213,862
     Minority interest                                                                                   2,135          (29,968)
                                                                                                ---------------   --------------

Income from continuing operations                                                                      147,732          183,894
                                                                                                ---------------   --------------
Discontinued operations (material handling subsidiaries):
     Loss before income tax                                                                              --             (20,594)
     Income tax                                                                                          --                --
                                                                                                ---------------   --------------
     Loss from discontinued operations                                                                   --             (20,594)
                                                                                                ---------------   -------------
Net income                                                                                             147,732          163,300

Preferred stock dividend                                                                              (158,663)            --

Accretion to preferred stock redemption value                                                         (275,666)
                                                                                                ---------------   --------------
Net income (loss) applicable to common shareholders                                             $     (286,597)   $     163,300
                                                                                                ===============   ==============
Net income per common share from continuing operations:
     Basic and diluted                                                                          $            *    $           *
                                                                                                ===============   ==============
Net income per common share from discontinued operations:
     Basic and diluted                                                                          $            *    $           *
                                                                                                ===============   ==============
Weighted average shares outstanding:
     Basic                                                                                          94,924,649       97,928,899
                                                                                                ===============   ==============
     Diluted                                                                                        95,421,117       98,228,899
                                                                                                ===============   ==============

* Less than $.01 per share

      See accompanying notes to condensed consolidated financial statements

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                       Three Months Ended
                                                                                                            March 31
                                                                                                     2005                 2004
                                                                                                 ---------------   --------------
                                                                                                  (as restated)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net cash (used in) provided by operating activities                                        $     (172,118)   $      69,952
                                                                                                ---------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from disposal of equipment                                                                10,526             --
     Purchase of equipment                                                                             (72,537)          (1,690)
     Proceeds from sale of investment in associate companies                                            13,158             --
                                                                                                ---------------   --------------
         Net cash used in investing activities                                                         (48,853)          (1,690)
                                                                                                ---------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Increase in restricted cash                                                                       (46,735)            --
     Net increase in bank borrowings                                                                   131,363             --
     Net repayment of advances to affiliated company                                                    (2,141)        (126,484)
     Net payment (repayment) of advances from/to a director                                                593          (29,298)
     Payment of term loan                                                                              (19,720)            --
     Payment of obligation under capital leases                                                        (11,894)          (2,811)
                                                                                                ---------------   --------------
           Net cash provided by (used in) financing activities                                          51,466         (158,593)
                                                                                                ---------------   --------------

Net decrease in cash                                                                                  (169,505)         (90,331)
Net cash provided by discontinued operations                                                           143,417              366
Cash, beginning of period                                                                               92,493          244,919
                                                                                                ---------------   --------------
Cash, end of period                                                                             $       66,405    $     154,954
                                                                                                ===============   ==============

Supplemental disclosure of non-cash financing activities:

Accretion to preferred stock redemption value                                                   $      275,666    $       --

                                                                                                ===============   ==============
Preferred stock dividend declared                                                               $      158,663    $       --
                                                                                                ===============   ==============
Conversion of convertible term note and related accrued interest                                $       32,087    $       --
                                                                                                ===============   ==============


BUSINESS ACQUISITION (Note 3):

Net assets acquired:
   Property, furniture and equipment                                                                              $      10,728
   Inventories                                                                                                           85,885
   Accounts receivable                                                                                                   87,345
   Cash                                                                                                                   3,583
   Accounts payable                                                                                                     (59,076)
   Capital lease obligation                                                                                              (8,138)
                                                                                                                  --------------
                                                                                                                        120,327
Less: Minority interests                                                                                                (46,192)
         Cash acquired                                                                                                   (3,583)
                                                                                                                  --------------
Net amount payable for acquisition of subsidiary                                                                  $      70,552
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

RESTATEMENT OF 2005 CONSOLIDATED FINANCIAL STATEMENTS

Subsequent to the issuance of the Company's March 31, 2005 consolidated financial statements, and based upon a further evaluation of the factors utilized in determining the accounting and presentation of a May 2004 issuance of preferred stock of a subsidiary, a convertible term note and related warrants, the Company determined that both the preferred stock of a subsidiary and the convertible term note contained embedded derivatives that must be bifurcated from their host instruments (See notes 8 and 9). Accordingly, the Company's March 31, 2005 interim consolidated financial statements have been restated, resulting in a decrease in net income of $18,682(less than $.01 per share) and a decrease in net income applicable to common shareholders of $294,348 (less than $.01 per share). In addition, shareholders' equity decreased by $2,801,050.

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


                                                                                    Three Months Ended

                                                                            March 31, 2005      March 31, 2004
                                                                           -----------------    ----------------
                                                                             (as restated)
Net income                                                                 $            148     $           163

Preferred stock dividends                                                              (159)                 --

Accretion to preferred stock redemption value                                          (276)                 --

                                                                           -----------------    ----------------
Net (loss) income available to common shareholders                         $           (287)    $           163
                                                                           =================    ================

Weighted average shares outstanding - basic                                          94,925              97,929
                                                                           =================    ================

Net (loss) income per share - basic                                        $              *     $             *
                                                                           =================    ================


*  less than $.01 per share



                                                                                     Three Months Ended

                                                                             March 31, 2005     March 31, 2004
                                                                           -----------------    ----------------
                                                                             (as restated)
Weighted average shares outstanding - basic                                          94,925              97,929
Common stock issuable to consultant                                                     461                 300
Dilutive stock options and warrants                                                      35                  --

                                                                           -----------------    ----------------
Weighted average shares outstanding - diluted                                        95,421              98,229
                                                                           =================    ================

Net (loss) income per share - diluted                                                    **     $             *
                                                                           =================    ================

* Less than $.01 per share
** Would be antidilutive

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

Had compensation cost for options been determined based on the fair value at the grant date consistent with the method prescribed under SFAS No. 123, the Company's pro forma net income and net income per share would have been as follows:

                                                                                                    THREE MONTHS ENDED

                                                                                                  March 31            March 31
                                                                                                    2005                 2004
                                                                                              -----------------    ----------------
                                                                                                (as restated)
Net (loss) income applicable to common stockholders                                           $       (286,597)    $       163,300
Add: Stock-based employee compensation expense
        included in reported net income, net of related tax                                              9,477                  --
Less: Total stock-based employee compensation expense
         determined under fair value based method for all
         awards, net of related tax effects                                                            (35,000)                 --
                                                                                              -----------------    ----------------
Pro forma net income (loss)                                                                   $       (312,120)    $       163,300
                                                                                              =================    ================
Income (loss) per share:
 Basic and diluted - as reported                                                              $              *     $             *
                                                                                              =================    ================
 Basic and diluted - pro forma                                                                $              *     $             *
                                                                                              =================    ================

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


8.   CONVERTIBLE TERM NOTES

On May 28, 2004, the Company entered into a Securities Purchase Agreement ("SPA") with an unrelated investors group (the "Master Fund") under which the Company obtained $500,000 funding through the sale of a Convertible Term Note (the "Note") in the principal amount of $500,000. Some of the significant terms of the Note include the following:

1.   The Note has a three-year term with a maturity date of May 28, 2007.
2. Interest rate of 2% above the "prime rate" as published by the Wall Street Journal from time to time subject to a floor of 6%. The monthly interest will be adjusted downward based on a minimum increase of 25 percent of the price of the common stock above the conversion price.
3. Monthly principal payments of $14,706 commencing on September 1, 2004 with the unpaid principal balance and any unpaid and/or accrued interest due and payable on May 28, 2007.
4. The principal and the interest can be paid in cash or in common stock at a fixed conversion price of $0.35 per share, at the Master Fund's option, provided that the volume weighted average price (VWAP) of the common stock for the ten trading days immediately preceding the due date is 110% above the exercise price.
5. The Note is convertible into shares of the Company's common stock at a fixed conversion price of $0.35 per share, subject to conversion limitations as defined in the Note. The fixed conversion price was reset to $0.20 per share pursuant to an agreement entered into by the Master Fund and the Company on August 11, 2004 (see Note 9). On April 25, 2005, pursuant to an agreement entered into by the Master Fund and the Company, the conversion price was subsequently reset to a price equal to 85 percent of the average of the five lowest closing prices during the 22 trading days prior to the date of conversion, subject to a minimum conversion price of $0.07 per share.
6. The Company issued warrants to purchase up to 300,000 shares of the Company's common stock, subject to the conversion limitations as defined in the Note. The warrants have a seven-year term and an exercise price of $0.40 per share for the first 100,000 shares, $0.43 per share for the second 100,000 shares and $0.47 per share for the third 100,000 shares.
7. The Company has granted a security interest in all of its net assets and the net assets of one of its wholly-owned subsidiaries, until such time that the Note is satisfied.
8. The SPA also included a condition that required the Company to cause its common stock to be listed on the NASDAQ Smallcap Market, NASDAQ National Market System, the American Stock Exchange or the New York Stock Exchange on or prior to November 15, 2004 ("the Listing Condition").

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

In 2004, the Company recorded an initial liability of $246,681 for the value of the embedded liability. The initial value of the embedded liability is amortized over the term of the Note. For the three months ended March 31, 2005 and 2004, the Company recognized amortization expense of $14,377 and $0, respectively, and is included in interest expense.

In 2004, the Company recorded debt discount and amortization costs of $95,346, which included the initial value of the warrants of $62,525. These costs are amortized over the term of the Note. Amortization in the amount of $6,777 and $0 for the three months ended March 31, 2005 and 2004, respectively, is included in amortization of debt issuance costs in the statement of operations.


As of March 31, 2005, outstanding principal of the convertible term note net of issuance costs and the derivative liability was $202,251.

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

In 2004, the Company recorded an initial derivative liability of $3,206,857. The initial value of the derivative liability is being accreted over three years based on management's estimate of the expected term. For the three months ended March 31, 2005 and 2004, accretion amounted to $194,749 and $0, respectively, and is included in accretion to preferred stock redemption value.

In 2004, the Company recorded issuance costs of $1,051,927, which included the initial value of the warrants of $625,248. These costs are amortized over three years. Amortization of issuance costs totaled $80,917 and $0 for the three months ended March 31, 2005 and 2004, respectively, and is included in accretion to preferred stock redemption value.

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


                                                                  Material
                                                Applications      Handling        Gallant       Corporate     Total
                                              --------------- --------------- -------------- ---------------  ---------------
Three-month period ended March 31, 2005 (as restated):

Revenue:
   Related parties                            $       45,789  $           --  $          --  $            --   $       45,789
   Others                                          5,371,579          91,182      1,011,804               --        6,474,565
                                              --------------- --------------- -------------- ---------------   --------------
                                              $    5,417,368  $       91,182  $   1,011,804  $            --   $    6,520,354
                                              =============== =============== ============== ===============   ==============
Net income (loss) from operating segments     $      161,866  $       (6,919) $      11,467  $       (18,682)  $      147,732
                                              =============== =============== ============== ===============   ==============
Depreciation expense                          $       60,862  $        4,318  $       7,534
                                              =============== =============== ==============
Interest expense                              $       10,174  $           --  $      18,473  $        14,377
                                              =============== =============== ============== ===============
Interest income                               $       43,051  $           --  $          --
                                              =============== =============== ==============
Income tax expense                            $       22,368  $           --  $          --
                                              =============== =============== ==============
Expenditures for additions to
    long lived assets                         $           --  $           --  $      72,537
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



Consolidated total assets as of March 31, 2005 (as restated) are as follows:


   Applications                                             $      13,082,218
   Apple                                                            1,583,900
   Material handling                                                  272,943
                                                            -----------------
   Total consolidated assets                                $      14,939,061
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

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $427,953 for the three months ended March 31, 2005, compared to $279,341 for the three months ended March 31, 2004, an increase of $148,612 or 53%. The increase in general and administrative expenses was mainly attributable to additional expenses incurred by the Gallant subsidiaries and higher expenses incurred for consulting fees, compensation expenses, public relations services, maintenance expenses and higher rental expenses. The Gallant subsidiaries' general and administrative expenses contributed $120,927 or 28% of total general and administrative expenses for 2005.

INTEREST EXPENSE

Interest expense increased by $39,764 or 1220%, to $43,024 for three months ended March 31, 2005 as compared to $3,260 for the three months ended March 31, 2004. Interest expense for the three months ended March 31, 2005, included $8,568 related to a $500,000 convertible term note issued on June 4, 2004 and $18,473 incurred by the Gallant subsidiaries. These accounted for approximately 20% and 43%, respectively, of total interest expense for the three months ended March 31, 2005.

AMORTIZATION OF DEBT ISSUANCE COSTS

Amortization of debt issuance costs of $6,777 for the three months ended March 31, 2005 relates to the issuance of preferred stock of a subsidiary and a convertible term note on May 28, 2004. See a further discussion in the Liquidity and Capital Resources section.

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

INCOME FROM CONTINUING OPERATIONS

The Company recorded income from continuing operations of $147,732 for the three months ended March 31, 2005, as compared to $183,894 for the three months ended March 31, 2004. Income from continuing operations for the three months ended March 31, 2005 and 2004 included recognition of a deferred gain of $13,684 and $107,258, respectively. Excluding these non-recurring transactions, the recorded income from continuing operations would have been $134,048 and $76,636, respectively, for the three-month periods ended March 31, 2005 and 2004.

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


Contractual Obligations:
                                                                   Payment due by period
                                                              --------------------------------
                                                                 Less than
                                                 Total            1 year         1 - 5 years
                                            --------------    --------------    --------------
Capital lease obligations                   $       62,484    $       30,858    $       31,626
Convertible term note obligations           $      202,251    $      117,102    $       85,149
Bank borrowings                             $    1,090,775    $      969,950    $      120,825
Operating lease commitments                 $      367,300    $      168,000    $      199,300


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

                                       SECURED DIGITAL APPLICATIONS, INC.
                                       (Registrant)



DATE: May 22, 2006                     BY: /s/ Patrick Soon-Hock Lim
                                           ------------------------------
                                       Patrick Soon-Hock Lim
                                       Chairman & Chief Executive Officer



DATE: May 22, 2006                     BY: /s/ Voon Fui Yong
                                           ------------------------------
                                       Voon Fui Yong
                                       Chief Accounting Officer
                                       (Principal Financial Officer and
                                       Principal Accounting Officer)