Form 10QSB
period 2006-03-31
SECURED DIGITAL APPLICATIONS INC
filed 2006-05-22
CIK 940516

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006 OR


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

                              PARK 80 WEST, PLAZA ONE,
                               SADDLE BROOK, NJ 07663
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (201) 843-0222
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

Yes  X    No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:



           Class                    Number of shares outstanding at May 22, 2006
-------------------------------   ----------------------------------------------
Common stock, $.00001 par value                      133,736,378


FORM 10-QSB

1ST QUARTER

                                      INDEX
                                                                                                        Page
PART I  -  FINANCIAL INFORMATION

         ITEM 1. FINANCIAL STATEMENTS

         Consolidated balance sheet as at March 31, 2006 (Unaudited)                                   3 - 4

         Consolidated statements of operations for the three-month periods
         ended March 31, 2006 and 2005 (Unaudited)                                                        5

         Condensed consolidated statements of cash flows for the three-month
         periods ended March 31, 2006 and 2005 (Unaudited)                                                6

         Notes to consolidated financial statements (Unaudited)                                        7 - 17

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS                                                 18 - 23

         ITEM 3. CONTROLS AND PROCEDURES                                                                 23

PART II - OTHER INFORMATION

         ITEM 1. LEGAL PROCEEDINGS                                                                       24

         ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS                             24

         ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                                         24

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                     24

         ITEM 5. OTHER INFORMATION                                                                       24

         ITEM 6. EXHIBITS                                                                                24

         SIGNATURES                                                                                      25


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

PART I -  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2006
                                   (Unaudited)



                                     ASSETS

Current assets:
     Cash                                                                                      $        45,512
     Trade receivables (including related party of $788,562),
       less allowance for doubtful accounts of $454,995                                              7,962,635
     Prepaid expenses                                                                                  136,125
     Inventories                                                                                       458,708
                                                                                               ---------------
              Total current assets                                                                   8,602,980
Cash, restricted                                                                                       569,702
Property and equipment, net                                                                          1,086,264
Customer list                                                                                          189,762
License                                                                                                 45,500
Goodwill                                                                                               851,739
Long-term receivables, related party                                                                   164,906

                                                                                               ---------------
                                                                                               $    11,510,853
                                                                                               ===============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Bank overdraft and borrowings                                                             $     1,230,592
     Current portion of capital lease obligations                                                       41,222
     Current portion of term loans                                                                      68,373
     Accounts payable                                                                                1,601,590
     Accrued expenses                                                                                  233,216
     Amount due to an affiliated company                                                               101,848
     Amount due to a director                                                                           61,308
     Income tax payable                                                                                263,586
                                                                                               ---------------
              Total current liabilities                                                              3,601,735
     Term loans, net of current portion                                                                105,209
     Deferred income tax                                                                               163,166
     Deferred gain                                                                                     164,905
                                                                                               ---------------
              Total liabilities                                                                      4,035,015
                                                                                               ---------------


                                  (continued)



               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                           MARCH 31, 2006 (CONTINUED)
                                   (Unaudited)





Minority interest                                                                                      469,081
                                                                                               ---------------
Commitments and contingencies

Shareholders' equity:
     Common stock, $.00001 par value; 350,000,000 shares authorized;
        133,071,488 shares issued                                                                        1,330
     Additional paid-in capital                                                                      5,609,941
     Common treasury stock, 664,890 shares at cost                                                        --
     Options                                                                                            90,984
     Warrants                                                                                          749,715
     Retained earnings                                                                                 384,571
     Accumulated other comprehensive income                                                            170,216
                                                                                               ---------------
              Total shareholders' equity                                                             7,006,757
                                                                                               ---------------
                                                                                               $    11,510,853
                                                                                               ===============


           See accompanying notes to consolidated financial statements

              SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                                                                Three months ended

                                                                                March 31,       March 31,
                                                                               2006             2005
                                                                         --------------------------------
                                                                                               (Restated)
Revenues:
Products and equipment                                                   $       570,283   $      960,954
Services:
  Related parties                                                                860,281           45,789
  Others                                                                       8,344,152        5,513,611
                                                                         ---------------   --------------
                                                                               9,774,716        6,520,354
                                                                         ---------------   --------------
Cost of revenues:
Products and equipment                                                           484,112          848,840
Services:
  Related parties                                                                 24,634           35,789
  Others                                                                       7,937,115        5,045,190
                                                                         ---------------   --------------
                                                                               8,445,861        5,929,819
                                                                         ---------------   --------------
Gross profit                                                                   1,328,855          590,535
                                                                         ---------------   --------------

Operating expenses:
     Sales and marketing                                                           6,874           17,288
     General and administrative:
       Related parties                                                            36,419           21,316
       Others                                                                    683,987          405,760
                                                                         ---------------   --------------
Total operating expenses                                                         727,280          444,364
                                                                         ---------------   --------------
Income from operations                                                           601,575          146,171
                                                                         ---------------   --------------
Other income (expense):
     Interest expense                                                            (20,220)         (43,024)
     Amortization of debt issuance costs                                             --            (6,777)
     Interest income                                                                 --            43,051
     Loss on sale of property and equipment                                      (47,409)            (877)
     Previously deferred gain on sale of technology - related party               23,805           13,684
     Other income                                                                    608           15,737
                                                                         ---------------   --------------
                                                                                 (43,216)          21,794
                                                                         ---------------   --------------

Income before items listed below                                                 558,359          167,965
     Income tax                                                                 (257,838)         (22,368)
     Minority interest                                                            30,322            2,135
     Gain on foreign currency transactions                                        53,728             --
                                                                         ---------------   --------------
Net income                                                                       384,571          147,732

Preferred stock dividend                                                             --          (158,663)

Accretion to preferred stock redemption value                                        --          (275,666)
                                                                         ---------------   --------------
Net income (loss) applicable to common shareholders                      $       384,571   $     (286,597)
                                                                         ===============   ==============

Net income                                                               $       384,571   $      147,732

Other comprehensive income:

     Foreign currency translation adjustments                                    137,712             --
                                                                         ---------------   --------------
Comprehensive income                                                     $       522,283   $      147,732
                                                                         ===============   ==============
Net income per common share:
     Basic and diluted                                                   $             *   $            *
                                                                         ===============   ==============
Weighted average shares outstanding:
     Basic                                                                   131,372,312       94,924,649
                                                                         ===============   ==============
     Diluted                                                                 131,841,423       95,421,117
                                                                         ===============   ==============

* Less than $.01 per share

             See accompanying notes to consolidated financial statements

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                Three Months Ended
                                                                            March 31,       March 31,
                                                                              2006            2005
                                                                        ---------------   --------------
                                                                                             (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net cash used in operating activities                              $       (72,825)  $     (172,118)
                                                                        ---------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from disposal of equipment                                         18,566           10,526
     Purchase of equipment                                                         (525)         (72,537)
     Proceeds from sale of investment in associate companies                        --            13,158
                                                                        ---------------   --------------
         Net cash provided by (used in) investing activities                     18,041          (48,853)
                                                                        ---------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of common stock                                      80,000              --
     Increase in restricted cash                                                 (3,795)         (46,735)
     Net increase in bank borrowings                                             81,473          131,363
     Net repayment of advances to affiliated company                            (25,281)          (2,141)
     Net payment (repayment) of advances from/to a director                     (26,297)             593
     Payment of term loan                                                       (10,690)         (19,720)
     Payment of obligation under capital leases                                  (3,418)         (11,894)
                                                                        ---------------   --------------
           Net cash provided by financing activities                             91,992           51,466
                                                                        ---------------   --------------

FOREIGN CURRENCY TRANSLATION ADJUSTMENT                                         (38,282)             --
                                                                        ---------------   --------------

Net decrease in cash                                                             (1,074)        (169,505)
Net cash provided by discontinued operations                                        --           143,417
Cash, beginning of period                                                        46,586           92,493
                                                                        ---------------   --------------
Cash, end of period                                                     $        45,512   $       66,405
                                                                        ===============   ==============


Supplemental disclosure of cash flow information:

Cash paid for interest                                                  $        20,220   $       24,450
                                                                        ===============   ==============
Cash paid for income taxes                                              $         4,882   $          343
                                                                        ===============   ==============

Supplemental disclosure of non-cash financing activities:

Accretion to preferred stock redemption value                           $           --    $      275,666
                                                                        ===============   ==============
Preferred stock dividend declared                                       $           --    $      158,663
                                                                        ===============   ==============
Conversion of accrued term note and related accrued interest            $           --    $       32,087
                                                                        ===============   ==============

             See accompanying notes to consolidated financial statements

                       SECURED DIGITAL APPLICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals)considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2005, as filed with the Securities and Exchange Commission.

RESTATEMENT OF 2005 CONSOLIDATED FINANCIAL STATEMENTS

Subsequent to the issuance of the Company's March 31, 2005 consolidated financial statements, and based upon a further evaluation of the factors utilized in determining the accounting and presentation of a May 2004 issuance of preferred stock of a subsidiary, a convertible term note and related warrants, the Company determined that both the preferred stock of a subsidiary and the convertible term note contained embedded derivatives that must be bifurcated from their host instruments (See notes 7 and 8). Accordingly, the Company's March 31, 2005 interim consolidated financial statements have been restated, resulting in an decrease in net income of $18,682 (less than $.01 per share) and a decrease in net income applicable to common shareholders of $294,348 (less than $.01 per share)resulting in a net loss applicable to common shareholders of $286,597. In addition, shareholders' equity decreased by $2,801,050.

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

NET INCOME PER COMMON SHARE

Basic net income per share is calculated by dividing net income applicable to common shareholders by the weighted average number of common shares outstanding for the three-month periods ended March 31, 2006 and 2005. Diluted income per share is computed using the weighted average number of shares determined for the basic computations plus the number of shares of common stock that would be issued assuming all contingently issuable shares having a dilutive effect on earnings per share were outstanding for the period. The calculation of basic and diluted income per share is as follows (in thousands, except per-share amounts):

                                                                             Three Months Ended

                                                                   March 31, 2006      March 31, 2005
                                                                   -----------------    ----------------
                                                                                          (Restated)
Net income                                                         $             385    $           148

Preferred stock dividends                                                         --               (158)

Accretion to preferred stock redemption value                                     --               (276)
                                                                   -----------------   ----------------
Net income (loss) available to common shareholders                 $             385   $           (286)
                                                                   =================   ================
Weighted average shares outstanding - basic                                  131,372             94,925
                                                                   =================   ================
Net income per share - basic                                       $               *   $              *
                                                                   =================   ================

*  less than $.01 per share
                                                                             Three Months Ended

                                                                     March 31, 2006    March 31, 2005
                                                                   -----------------   ----------------
Weighted average shares outstanding - basic                                  131,372             94,925
Common stock issuable to consultant                                              469                461
Dilutive stock options and warrants                                               --                 35

                                                                   -----------------   ----------------
Weighted average shares outstanding - diluted                                131,841             95,421
                                                                   =================   ================

Net income per share - diluted                                     $               *   $             **
                                                                   =================   ================

* Less than $.01 per share
** Would be antidilutive

For the threee months ended March 31, 2006, 1,080,000 options and 4,600,000 warrants were excluded from the calculation of earnings per share, as their issuance prices were in excess of the average market price for the period.

GOODWILL AND INTANGIBLE ASSETS

Goodwill, arising from the purchase of PTSB and the Gallant group of companies, represents the purchase price paid and liabilities assumed in excess of the estimated fair value of tangible assets acquired.

Intangible assets consist of a customer list and a Malaysian government registered contractor license acquired in September 2004. The customer list has a gross carrying value of $189,000 and is amortized using the straight line method over its expected life of 7 years. Amortization expense for each of the three months ended March 31, 2006 and 2005 was $6,750. The accumulated amortization at March 31, 2006 was $40,500. The registered contractor license has a carrying value of $65,000 and is amortized using the straight line method over its expected life of 5 years. Amortization expense for each of the three months ended March 31, 2006 and 2005 was $3,250. The accumulated amortization at March 31, 2006 was $19,500.

Customer relationships with a cost of $59,423 were acquired on April 30, 2005, and are being amortized using the straight line method over an expected life of 3 years. Amortization expense for the three months ended March 31, 2006 was $4,953, and accumulated amortization at March 31, 2006 was $18,161.

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

For the three-month periods ended March 31, 2006 and 2005, provision for income taxes amounted to $257,838 and $22,368, respectively, net of the benefit of any available net operating losses, for income tax payable on its operations in Malaysia.

STOCK-BASED COMPENSATION

The Company adopted FAS No. 123R, "Share-Based Payments", effective from January 1, 2006, utilizing the "modified prospective" method as described in the standard. Under the "modified prospective" method, compensation cost is recognized for all Share-based payments granted after the effective date and for all unvested awards granted prior to the effective date. Prior to adoption, the Company accounted for Share-based payments under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and Related interpretations. The Company recognized $4,947 in total stock-based compensation expense during the three months ended March 31, 2006. Total unvested stock-based compensation expense was $26,065 at March 31, 2006 and had a total weighted average remaining term of 3.42 years.

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

On August 3, 2004, the Company granted certain officers, directors and employees of the Company options to purchase up to an aggregate of 2,000,000 shares of the Company's common stock at $0.20 per share. The options are exercisable through August 2009, contingent upon continuous service by the officers/directors/ employees through specified dates. 500,000 options were exercisable on October 3, 2004, 200,000 options were exercisable on February 3, 2005, 500,000 options are exercisable on August 3, 2005, and the remaining 800,000 options were exercisable in equal numbers on each of February 3, 2006, 2007, 2008 and 2009, respectively. In addition, on August 3, 2004 the Company granted options to purchase 100,000 shares of the Company's common stock at $0.12 per share to an independent director as compensation for serving on the Company's Board of Directors. These options are exercisable with immediate effect through August 2009. 250,000 of the options were exercised on April 28, 2005 for a cash consideration of $50,000, 40,000 of the options were exercised on April 29, 2005 for a cash consideration of $8,000, 60,000 of the options were exercised on May 3, 2005 for a cash consideration of $12,000. On January 31, 2006, 100,000 and 300,000 options which were granted to an independent director with an option to purchase the Company's common stock at $0.12 and $0.20 per share, respectively, were forfeited when he resigned from the Company. On February 19, 2006, 270,000 options which were granted to an officer were forfeited when he resigned from the Company.

Had compensation cost for options been determined based on the fair value at the grant date consistent with the method prescribed under SFAS No. 123, the Company's pro forma net income and net income per share during the three months ended March 31, 2005 would have been as follows:

                                                                                  Three Months Ended
                                                                                       March 31,
                                                                                        2005
                                                                                   ---------------
                                                                                      (Restated)
Net loss applicable to common stockholders                                         $      (286,597)
Add: Stock-based employee compensation expense
         included in reported net income, net of related tax                                 9,477
Less: Total stock-based employee compensation expense
         determined under fair value based method for all
         awards, net of related tax effects                                                (35,000)
                                                                                   ---------------
Pro forma net loss                                                                 $      (312,120)
                                                                                   ===============
Loss per share:
 Basic and diluted - as reported                                                   $             *
                                                                                   ===============
 Basic and diluted - pro forma                                                     $             *
                                                                                   ===============

* Less than $.01 per share

The value of the options issued is calculated using the Black-Scholes methodology as prescribed by SFAS No. 148 with the following weighted-average assumption for all options granted during the quarter:


                                                  FAS No.123R        FAS No.123
                                                    Expense          Pro forma
                                                   March 31,          March 31,
                                                     2006               2005
                                                 -------------      ------------
Risk free interest rate                                   2%              2%-4%
Dividend yield                                            0%                 0%
Expected life of option in years                   3.4 years          4.5 years
Expected volatility                              139% - 163%        115% - 163%


The Company did not issue any options to employees and officers during the three months ended March 31, 2006.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2005, the Financial Accounting Standards Board (FASB") issued Statement of Financial Accounting Standard ("SFAS") Statement No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements" (SFAS 154). SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The provisions of SFAS 154 are effective for accounting changes and corrections of errors made in fiscal periods beginning after December 15, 2005. The adoption of the provisions of SFAS 154 is not expected to have a material impact on the Company's financial position or results of operations.

In February 2006, the FASB issued SFAS Statement No. 155, "Accounting for Certain Hybrid Financial Instruments" (SFAS 155), which amends SFAS Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS
133)and SFAS Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" (SFAS 140). SFAS 155 amends SFAS 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instruments. The adoption of the provisions of SFAS 155 is not expected to have a material impact on the Company's financial position or results of operations.

RECLASSIFICATIONS

Certain 2005 balances have been reclassified to conform to the current presentation.

3.   RESTRICTED CASH

As of March 31, 2006, the Company has the following restricted cash balances:

Cash deposited with financial institutions in Malaysia        $         569,702
                                                              =================

Restricted cash of $569,702(RM2,101,916) deposited with financial institutions in Malaysia represent time deposit accounts used as collateral for trade financing and bank overdraft facilities granted to Gallant IT Holdings Sdn Bhd ("GIH")and Gallant Zone (M) Sdn Bhd ("GZ"). The time deposit accounts have original maturity periods of one year and are automatically renewed on an annual basis. The time deposit accounts earn interest at rates ranging from 3.0% to 3.7% per annum. Interest earned on the time deposits is to be added on and rolled over with the principal sum.

4.   BANK OVERDRAFT AND BORROWINGS

As of March 31, 2006, the Company's subsidiaries have the following bank facilities:

                                                                    GIH              GZ               Total
                                                              -------------     -------------    -------------
Bank overdraft                                                $     135,520     $     108,415    $     243,935
Trade financing facilities                                          216,832           867,326        1,084,158
                                                              -------------     -------------    -------------
Total bank facilities available                               $     352,352     $     975,741    $   1,328,093
                                                              =============     =============    =============
Balance utilized as of March 31, 2006                         $     280,077     $     950,515    $   1,230,592
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

5.   RELATED PARTY ACTIVITY

During the three-month periods ended March 31, 2006 and 2005, the Company recognized revenue of $860,281 and $45,789, respectively, for project consulting fees from a related party, pursuant to four consulting contracts. As of March 31, 2006, accounts receivable from the related entity totaled $778,164.

At December 31, 2005, long-term receivables, related parties, consisted of $183,098 due from Synervest Sdn Bhd ("SSB"). This amount primarily arose in the year ended December 31, 1998 when the Company sold to SSB assets used in the operations of a subsidiary. Due to the uncertainty of collection of the related receivable, a related gain on the sale of the assets was deferred and is to be recognized only after all costs have been recovered and as payments are received. During the year ended December 31, 2002, payments received by the Company exceeded all remaining costs. The Company received $23,805 and $13,684 of the outstanding receivable during the three-month periods ended March 31, 2006 and 2005, respectively, resulting in a realization of gain on sale of assets, related party for those periods. The deferred gain included in the balance sheet has been reduced accordingly.

6.   TERM LOANS

As of March 31, 2006, the Company has term loan liabilities of $173,582 (RM640,431). These term loans, which were granted by financial institutions in Malaysia, are secured by personal guarantees provided by third parties and two directors of GIH and bear interest at 8% - 8.4% per annum.

7.   CONVERTIBLE TERM NOTES

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

4. The principal and the interest could be paid in cash or in common stock at the Master Fund's option, as defined.

5.   The Note was convertible into shares of the Company's common stock.
6. The Company issued warrants to purchase up to 300,000 shares of the Company's common stock, subject to the conversion limitations as defined in the Note. The warrants have a seven-year term and an exercise price of $0.40 per share for the first 100,000 shares, $0.43 per share for the second 100,000 shares and $0.47 per share for the third 100,000 shares.
7. The Company granted a security interest in all of its net assets and the net assets of one of its wholly-owned subsidiaries, until such time that the Note was satisfied.
8. The SPA also included a condition that required the Company to cause its common stock to be listed on the NASDAQ Smallcap Market, NASDAQ National Market System, the American Stock Exchange or the New York Stock Exchange on or prior to November 15, 2004 ("the Listing Condition").

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

On August 1, 2005, the Company repaid the term note in full.

In 2004, the Company recorded an initial liability of $246,681 for the value of the embedded liability. The initial value of the embedded liability was amortized over the term of the Note. For the three months ended March 31, 2006 and 2005, the Company recognized amortization expense of $0 and $14,377 respectively, and is included in interest expense.

In 2004, the Company recorded debt discount and amortization costs of $95,346, which included the initial value of the warrants of $62,525. These costs were amortized over the term of the Note. Amortization in the amount of $0 and $6,777 for the three months ended March 31, 2006 and 2005, respectively, is included in amortization of debt issuance costs in the statement of operations.

8.   PREFERRED STOCK

On May 28, 2004, the Company and one of the its wholly-owned subsidiaries, SDA America, Inc. ("SDAA") entered into the "SPA" with the Master Fund under which SDAA issued 6,500,000 shares of Series A Convertible Preferred Stock (the "Series A Preferred") at a price of $1.00 per share, which was convertible into shares of the Company's common stock, and warrants to purchase up to 3,000,000 shares of the Company's common stock.

The Series A Preferred was convertible, subject to certain conversion limitations, into common stock of the Company at the option of the Master Fund and was entitled to cumulative preferential dividends at a rate per annum equivalent to the "prime rate" published in The Wall Street Journal from time to time plus 2%, subject to a floor of 6% per annum.

In 2004, the Company determined that the nature of the cumulative preferred dividends on and the economic characteristics of the Series A Preferred, required the Series A Preferred to be classified outside of permanent equity. Similar to the Note, the Company also evaluated the Series A Preferred's conversion feature to determine if it gave rise to an embedded derivative that would need to be accounted for separately under SFAS No. 133 and EITF 00-19. The Company concluded that certain provisions common to both it and the Note also resulted in the Series A Preferred conversion feature being an embedded derivative that must be bifurcated and recorded as a derivative liability.

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

In September 2004, the Master Fund converted $500,000 of the Series A Preferred resulting in the issuance of 2,500,000 shares of common stock. On August 1, 2005, the balance of the Series A Preferred was redeemed in full.

Black-Scholes valuations were performed on the derivative liability associated with the Series A Preferred and the related warrants. In 2004, the Company recorded an initial derivative liability of $3,206,857. The initial value of the derivative liability was being accreted over three years based on management's estimate of the expected term. For the three months ended March 31, 2006 and 2005, accretion amounted to $0 and $194,749 respectively, and is included in accretion to preferred stock redemption value.

In 2004, the Company recorded issuance costs of $1,051,927, which included the initial value of the warrants of $625,248. These costs were amortized over three years. Amortization of issuance costs totaled $0 and $80,917 for the three months ended March 31, 2006 and 2005, respectively, and is included in accretion to preferred stock redemption value.

9.   COMMON STOCK

On June 2, 2005, the Company reissued 250,000 shares of common stock from its treasury stock to a consultant as payment for services rendered to the Company in connection with an acquisition.

On June 2, 2005, the Company reissued from its treasury stock 199,218 shares of common stock at $0.103 per share for total consideration of $20,466; 843,446 shares of common stock on August 9, 2005 at $0.108 per share for total consideration of $91,092; and 295,632 shares of common stock on September 23, 2005 at $0.085 per share for total consideration of $25,129, to a consultant as payment for services rendered to the Company during fiscal 2005. In August 2005, the Company reissued 609,756 shares of its common stock from treasury to an investor for cash of $50,000 in private placement exercises. These shares were issued at a price equal to 85% of the average of the five lowest closing prices of the common stock during the twenty-two trading days prior to the date of issuance, as reported by Bloomberg News Services. On August 9, 2005, the Company reissued from its treasury stock 240,000 shares of common stock at $0.139 per share for a total consideration of $33,360. On September 27, 2005, the Company issued 240,000 shares of common stock at $0.098 per share for a total consideration of $23,520 and on February 8, 2006 the Company reissued from its treasury stock 240,000 shares of common stock at $0.09 per share for a total consideration of $21,600 during the three months ended March 31, 2006 to a consultant pursuant to a compensation agreement dated July 15, 2005, under which the Company is to issue an aggregate of 960,000 shares of its common stock, to the consultant as payment for services to be rendered to the Company for the twelve-month period ending July 14, 2006. The 720,000 shares were valued, based on the respective market price on the date of issuance.

In January 2006, the Company reissued from its treasury stock 800,000 shares of common stock to an investor at $0.10 per share for a total consideration of $80,000 in a private placement exercise.

On February 8, 2006, the Company reissued 2,000,000 shares of common stock from its treasury stock to a consultant as payment for services rendered to the Company to develop a shopping portal and recognized $180,000 as compensation expense based on the market value of $0.10 per share on the date of issuance.

In February 21, 2006, the Company reissued from its treasury stock 500,000 shares of common stock at $0.10 per share for total consideration of $50,000 to a consultant pursuant to a compensation agreement dated September 12, 2005, under which the Company is to issue an aggregate of 2,000,000 shares of its common stock to the consultant at $0.10 per share as payment for services to be rendered to the Company for the twelve-month period ending September 12, 2006. For the three months ended March 31, 2006, the Company recognized compensation expense of $50,000.

On February 22, 2006, the Company reissued 200,000 shares of common stock from its treasury stock to a consultant as payment for services rendered to the Company over a two year period. The Company recognized $18,000 as compensation expense based on the market value of $0.09 per share on the date of issuance. On March 8, 2006, the Company reissued 447,058 shares of common stock from its treasury stock to a consultant as payment for services rendered to the Company for total consideration of $40,235 based on the market value of $0.09 per share on the date of issuance. As of March 31,2006, the Company had a balance of 664,890 repurchased shares in its treasury.

10.  SIGNIFICANT CONCENTRATIONS OF CREDIT RISK

Cash and restricted cash are maintained with major financial institutions in Malaysia. Deposits at these institutions exceed the amount of insurance provided on such deposits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and restricted cash.

The Company grants credit, generally without collateral, to its customers. Two customers accounted for approximately 81% and 82% of revenues earned during the three months ended March 31, 2006 and 2005, respectively. In the three months ended March 31, 2006, the two customers, respectively, accounted for 41% and 40% of total revenue. In the three months ended March 31, 2005, the two customers each accounted for 41% of total revenue. At March 31, 2006, the two customers accounted for 90% of trade accounts receivable.

Allowance for doubtful accounts receivable was $454,995 at March 31, 2006. The Company will continue to pursue vigorously the collection of all its outstanding accounts receivable.

Three suppliers accounted for 87% cost of revenues during the three months ended March 31, 2006, and one supplier accounted for substantially all cost of revenues during the three months ended March 31, 2005. The Company is not dependent upon one supplier to provide the services that it requires but made a strategic decision to engage the services of only a small number of suppliers after taking into consideration the quality of service and competitive pricing being offered. Should the need arise, the Company believes that it will be able to utilize alternative suppliers for the services that it requires.

11.  SEGMENT INFORMATION

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

                                                  Material
                                Applications      Handling        Gallant       Corporate          Total
                              --------------- --------------- -------------- --------------- ---------------
Three-month period ended
March 31, 2006 :

Revenue:

Products and equipment        $            -- $            -- $      570,283 $            -- $       570,283
services:
   Related parties                     82,112              --        778,169              --         860,281
   Others                           8,320,213          23,482            457              --       8,344,152
                              --------------- --------------- -------------- --------------- ---------------
                                    8,402,325          23,482      1,348,909              --       9,774,716
Cost of revenue:

Products and equipment                     --              --        484,112              --         484,112
services:
   Related parties                     24,634              --             --              --          24,634
   Others                           7,920,204          16,911             --              --       7,937,115
                               --------------- -------------- -------------- --------------- ---------------
Gross profit                  $       457,487  $        6,571 $      864,797 $            -- $     1,328,855
                               =============== ============== ============== =============== ===============

Net income (loss)
from operating segments       $      (102,555)$       (34,871)$      521,997 $            -- $       384,571
                              =============== =============== ============== =============== ===============
Depreciation expense          $        61,520 $         1,981 $        9,444 $            -- $        72,945
                              =============== =============== ============== =============== ===============
Interest expense              $           742 $            -- $       19,478 $            -- $        20,220
                              =============== =============== ============== =============== ===============
Income tax expense            $        39,852 $            -- $      217,986 $            -- $       257,838
                              =============== =============== ============== =============== ===============
Expenditures for additions
  to long lived assets        $           160 $            -- $          365 $            -- $           525
                              =============== =============== ============== =============== ===============


Material
                                Applications      Handling        Gallant       Corporate           Total
                              --------------- --------------- -------------- --------------- ---------------
Three-month period ended
March 31, 2005 (Restated):

Revenue:

Products and equipment        $            -- $            -- $      960,954 $            -- $       960,954
services:
   Related parties                     45,789              --             --              --          45,789
   Others                           5,371,579          91,182         50,850              --       5,513,611
                              --------------- --------------- --------------  -------------- ---------------
                                    5,417,368          91,182      1,011,804              --       6,520,354
Cost of revenue:

Products and equipment                     --               --       848,840              --         848,840
services:
   Related parties                     35,789              --             --              --          35,789
   Others                           4,953,540          87,624          4,026              --       5,045,190
                              --------------- --------------- --------------  -------------- ---------------
Gross profit                  $       428,039 $         3,558 $      158,938  $           -- $       590,535
                              =============== =============== ==============  ============== ===============

Net income (loss)
from operating segments       $       161,866 $        (6,919)$        11,467 $      (18,682)$       147,732
                              =============== =============== == ============ ============== ===============
Depreciation expense          $        60,862 $         4,318 $        7,534  $           -- $        72,714
                              =============== =============== =============== ============== ===============
Interest expense              $        10,174 $            -- $        18,473 $       14,377 $        43,024
                              =============== =============== =============== ============== ===============
Interest Income               $        43,051 $            -- $            -- $           -- $        43,051
                              =============== =============== =============== ============== ===============
Income tax expense            $        22,368 $            -- $            -- $           -- $        22,368
                              =============== =============== =============== ============== ===============
Expenditures for additions
  to long lived assets        $            -- $            -- $        72,537 $           -- $        72,537
                              =============== =============== =============== ============== ===============


Consolidated total assets as of March 31, 2006 are as follows:


   Applications                                             $         8,723,625
   Apple                                                              2,706,109
   Material handling                                                     81,119
                                                            --------------------
   Total consolidated assets                                $        11,510,853
                                                            ====================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

THE FOLLOWING ANALYSIS OF THE OPERATIONS AND FINANCIAL CONDITION OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO, OF THE COMPANY CONTAINED ELSEWHERE IN THIS FORM 10-QSB.

OVERVIEW

Secured Digital Applications, Inc. ("SDA" or the "Company") is an integrator of related technology-based business enterprises that provide practical applications for digital technologies. We generate revenue through our 14 majority or wholly owned subsidiary companies located in the United States and Malaysia, and operating in the information technology, communications, multimedia, retail, international trade and logistics industries.

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

The Company conducts its principal operations in Malaysia. Its principal subsidiaries as of March 31, 2006 are the following companies:

1. China Sea Trade Company, Inc. ("CST") (f/k/a Eystar Media, Inc.), a wholly owned subsidiary of SDA Worldwide, Inc., organized under Delaware law and based in Saddle Brook, NJ. CST offers consulting and management services to regional firms in Asia seeking to develop markets in the United States. These include contract sales representation, the contract management of joint venture companies and advice and consulting on funding and mergers and acquisitions within the United States. In addition, CST is seeking to establish a proprietary importing and logistics operation for selected products. CST began operations in early 2006 and did not generate any revenue in 2005.

2. SDA Worldwide, Inc.("SDAW")(f/k/a SDA America, Inc.) an 80% owned subsidiary, organized under Delaware law and based in Saddle Brook, NJ, offers consulting services to Asian exporters seeking to enter the United States markets, principally on compliance with US customs regulations. The company was originally formed as a wholly owned corporation used as a special vehicle to secure a $6.5 million funding from Laurus Master Fund Ltd. (the "Master Fund") through private placement of securities consisting of convertible preferred stock of SDA America. As a result of the early retirement of the Laurus investment, management determined to use the corporation as the vehicle to develop the company's international trade consulting business in the United States. SDAW began operations in 2006 and did not generate any revenue in 2005.

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

5.   Armor Multi  Systems Sdn Bhd  ("AMS")(f/k/a  Asiaco Multi  Corporation  Sdn
     Bhd), presently a wholly owned Malaysian subsidiary of SDAM, was incorporated as a special vehicle to acquire the businesses and selected net assets of Asiaco Material Handling Sdn Bhd ("AMH") and its subsidiary, associate and related companies ("the Asiaco Group"), based in Malaysia.

6. Armor Multi Services Sdn Bhd ("AMSSB"), a 60%-owned Malaysian subsidiary of AMS, is primarily involved in providing maintenance, repair and restoration services for all material handling equipment.

7. Gallant Service Centre (M) Sdn Bhd ("GSC"), SDAM's wholly-owned subsidiary from the date of acquisition on September 29, 2004 is primarily involved in the provision of scheduled maintenance and repair services for information technology products. The Company is using GSC as the special vehicle for its investment in the Gallant group of companies.

8. Gallant IT Holdings Sdn Bhd ("GIH"), GSC's 55% owned subsidiary, from the date of acquisition on September 29, 2004 is primarily involved in the supply and provision of information technology products and services.

9. Gallant Zone (M) Sdn Bhd ("GZ"), a wholly-owned subsidiary of GIH, operates three retail outlets in Malaysia for the sale of Apple computer products and accessories.

10. Innospective Sdn Bhd ("ISS"), a 55%-owned subsidiary of SDAM from April 2005, is a systems integration firm specializing in the design, development and implementation of wireless applications and electronic solutions.


The  accompanying   condensed  consolidated  financial  statements  include  the accounts of Secured Digital Applications, Inc. and its subsidiaries.

For the three months ended March 31, 2006, the Company's revenue was generated primarily from the following activities:

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

We plan to operate in the United States during 2006 primarily through SDAW and CST and to provide consulting services to Asian companies that are seeking to establish a presence in the US markets. We will focus our efforts on developing contracts with Malaysian manufacturers. During 2005, our subsidiary Gallant opened its second and third Apple retail centers located in the Hartamas Shopping Centre in Sri Hartamas and Bangsar Village Shopping Center, suburbs of Kuala Lumpur. The new outlets focus on the "digital lifestyle" concept developed by the Company and offer a one-stop showroom for retailing of Apple products as well as products developed by the Company and its newly acquired subsidiary, ISS. Gallant began to implement new purchasing and inventory management techniques during 2006, including increased sales on consignment and the development of proprietary inventory systems that management anticipates will reduce costs and improve profit margins.

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

The Company anticipates that it will continue to seek the rights to new products and services through contractual arrangements or through the acquisition of other business entities that provide compatible products or services. The Company expects to continue to market its products and services through a sales force and through its Internet websites located at www.digitalapps.net and www.eystar.com.

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

The following table sets forth certain operating data for Secured Digital Applications and subsidiaries for the periods as indicated below.

                                                   Three Months Ended March 31,
                                               ---------------------------------
                                                     2006              2005
                                                     ----              ----
                                                                    (Restated)

Revenues                                       $   9,774,716     $   6,520,354
Gross profit                                       1,328,855           590,535
Sales and marketing                                    6,874            17,288
General and administrative                           720,406           427,076
Loss on disposal of property and equipment           (47,409)             (877)
Gain on disposal of assets-related parties            23,805            13,684
Net income                                           384,571           147,732


Subsequent to the issuance of the Company's March 31, 2005 consolidated financial statements, and based upon a further evaluation of the factors utilized in determining the accounting and presentation of a May 2004 issuance of preferred stock of a subsidiary, a convertible term note and related warrants, the Company determined that both the preferred stock of a subsidiary and the convertible term note contained embedded derivatives that must be bifurcated from their host instruments (See notes 7 and 8). Accordingly, the Company's March 31, 2005 interim consolidated financial statements have been restated, resulting in an decrease in net income of $18,682 (less than $.01 per share) and a decrease in net income applicable to common shareholders of $294,348 (less than $.01 per share)resulting in a net loss applicable to common shareholders of $286,597. In addition, shareholders' equity decreased by $2,801,050.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2006 TO THE THREE MONTHS ENDED MARCH 31, 2005

REVENUES

Revenues for the three months ended March 31, 2006 ("2006") totaled $9,774,716 compared to $6,520,354 for the three months ended March 31, 2005 ("2005"). Revenue by division is as follows:

                                     2006        2005        Increase     %
                                 -----------   -----------  ----------- -----
                                               (Restated)
Application division             $ 8,402,325   $ 5,417,368  $ 2,984,957   55%
Material handling division            23,482        91,182      (67,700) -74%
Apple division                     1,348,909     1,011,804      337,105   33%
                                 -----------   -----------  -----------  ----
Total revenue                    $ 9,774,716   $ 6,520,354  $ 3,254,362   50%
                                 ===========   ===========  ===========  ====

The increase in net sales in 2006 as compared to 2005 was mainly due to an increase in fees earned from the production of multimedia programs and business contracts. The increase in revenue from the production of multimedia programs was the result of sub-contract work from the Company's two major customers. Revenue for project consulting services was generated from contracts that the Company secured in 2001 through 2003. Included in Apple division revenue in 2006 was income of $778,164 from a related party for project consulting fees. In 2006, two customers accounted for 41% and 40% of total revenue, respectively. In 2005, two customers each accounted for 41% of total revenue.

GROSS PROFIT

Gross profit increased to $1,328,855 in the first quarter of 2006 compared to $590,535 during the comparable period in 2005. Gross profit by division is as follows:

                                     2006        2005        Increase     %
                                 -----------   -----------  ----------- -----
                                               (Restated)
Application division             $   457,487   $   428,039  $    29,448    7%
Material handling division             6,571         3,558        3,013   85%
Apple division                       864,797       158,938      705,859  444%
                                 -----------   -----------  -----------  ----
Total gross profit               $ 1,328,855   $   590,535  $   738,320  125%
                                 ===========   ===========  ===========  ====

The increase in gross profit dollars was primarily due to higher related party revenue earned in the Apple Division in 2006 totaling $778,164.

The gross profit percentage of the Application division decreased to 5.4% in 2006 from 7.9% in 2005. The lower gross profit percentage is a result of the Company requiring additional external resources in order to fulfill the demand for the Company's services. The outsourcing of content production work enabled the Company to develop a team of contractors that will assist the Company in producing multimedia content and applications that are crucial to its future business operation.

Excluding the related party revenue, the gross profit percentage of the Apple division was 15.2% and 15.7% for 2006 and 2005, respectively.

SALES AND MARKETING EXPENSES

Sales and marketing expenses decreased by $10,414 or 60%, to $6,874 in the first quarter of 2006 compared to $17,288 in the first quarter of 2005, primarily as a result of a decrease in travel expenses.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses relating to non-related parties increased to $683,987 in 2006 compared to $405,760 in 2005. These expenses by division are as follows:

                                     2006        2005        Increase     %
                                 -----------   -----------  ----------- -----
                                               (Restated)
Application division             $   540,283   $   223,347  $   316,936  142%
Material handling division            14,737        35,778      (21,041) -59%
Apple division                       128,967       146,635      (17,668) -12%
                                 -----------   -----------  ----------- -----
Total general and
  administrative expenses        $   683,987   $   405,760  $   278,227   69%
                                 ===========   ===========  =========== =====

The increase in general and administrative expenses relating to non-related parties was primarily due to increases incurred by the Application division, which accounted for 79% and 55%, respectively, of the total. The increase was primarily attributable to an increase in consulting fees, compensation expenses, maintenance expenses and professional fees. The Material Handling division accounted for 2% and 8% of expenses, respectively, of the total. The Apple division accounted for 19% and 36% of expenses, respectively, of the total.

For the first quarter of 2006, general and administrative expenses consisted of the following: 11% was for depreciation of tangible assets, 13% was for employee payroll, 18% was for fees for professional and auditing services, 1% was for investor relation expenses, 39% was for stock-based compensation expenses and 18% was for rent, utilities, general office supplies, communications and corporate insurance expenses. For 2005, 18% was for depreciation of tangible assets, 5% was for consulting fees, 26% was for employee payroll, 5% was for fees for professional and auditing services, 5% was for investor relation expenses, 15% was for stock-based compensation expenses and 26% was for rent, utilities, general office supplies, communications and corporate insurance expenses.

General and administrative expenses - related parties in the first quarter of 2006 and 2005 were $36,419 and $21,316, respectively. These expenses included management fees and administrative expenses payable by the Company to a company in which Mr. Patrick Lim, the President and Chief Executive Officer of the Company, has a financial interest. In 2006 and 2005, the related company, LSH Assets Holdings Sdn Bhd ("LSH") billed the Company's Malaysian subsidiary, SDAM, administrative expenses of $6,419 and $6,316, respectively, for administration and clerical fees incurred by LSH on behalf of SDAM. The Company also incurred management fees of $30,000 and $15,000 in 2006 and 2005, respectively. The management fee was charged on the basis of time spent for the administration and management services provided to the Company.

INTEREST EXPENSE

Interest expense decreased by $22,804 or 53%, to $20,220 in the first quarter of 2006 as compared to $43,024 in the comparable period of 2005. Interest expense in 2005 included approximately $8,100 related to the $500,000 convertible term note issued on May 28, 2004 and $14,377 related to the amortization of the derivative liability associated with the term note. In 2005, interest expense relating to the term note accounted for 52% of the expense for the period.

AMORTIZATION OF DEBT ISSUANCE COSTS

Amortization of finance costs of $6,777 in 2005 relate to the issuance of preferred stock of a subsidiary and a term note on May 28, 2004.

PREVIOUSLY DEFERRED GAIN ON SALE OF TECHNOLOGY - RELATED PARTY

The gain represents the recognition of a previously deferred gain of $23,805 and $13,684, respectively, related to a similar amount the Company received from its long-term receivable - related party. The receivable balance and total deferred gain was each $183,098, respectively, as of December 31, 2005. This amount arose in the year ended December 31, 1998 when the Company sold assets used in the operations of a subsidiary to a related company. Due to the uncertainty of collection of the related receivable, the related gain on the sale of the assets was deferred and is to be recognized only after all costs have been recovered and as payments are received. During the year ended December 31, 2002, payments received by the Company exceeded all remaining costs. As a result of cash payment received, the Company's long-term receivable - related party and deferred gain balances were reduced to $164,905 respectively, as of March 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2006, the Company had net cash of $45,512, and restricted cash of $569,702.

In 2006, operations were funded primarily from the proceeds of a private placement and increased bank borrowings. As of March 31, 2006, the Company owed Patrick Lim, the Company's principal shareholder, Chief Executive Officer ("CEO") and Chairman $61,308. Additionally, as of March 31, 2006, the Company owed an affiliated company in which Mr. Lim has a financial interest, $101,848 for short-term cash advances made to a subsidiary of the Company for working capital purposes from time to time and for management fees. These amounts are unsecured, bear no interest and have no fixed terms of repayment.

Net cash used in operating activities of $72,825 in 2006 was primarily due to increase in accounts receivable offset by increases in various liabilities.

Net cash provided by investing activities of $18,041 was mainly due to disposal of equipment.

Net cash provided by financing activities of $91,992 was mainly attributable to higher bank borrowings and a private placement, net of payments made for various debt.

In addition to internally generated funds and financial support from Mr. Lim, the Company may seek to raise additional funds from equity or debt financing for its future working capital requirements. As of March 31, 2006, the Company has furniture and equipment of approximately $1 million for the roll out of its portal, build-out of VISIONET and implementation of its business plan. The Company estimates that it would require additional capital expenditures of up to $2.0 million to implement its business plan to become a total system solution provider involved in application development, network operation, delivery of value added applications and services; and sale of its EyStar SmartHome Console.

The Company will also be expanding into new businesses that include provision of secured shipping and supply chain management services. The Company expects to incur further expenses to acquire companies and technologies that are synergistic to the new businesses and will help the Company to rollout the new businesses in the shortest time possible. During 2003 and 2004, the Company incurred $263,000 in the establishment and acquisition of new subsidiaries and associates relating to its new businesses. Some of these acquisitions did not work out well and the Company has sold some of these companies, whose operations and management were not compatible with the Company's business plan in 2004. For 2006, the Company estimates that it will incur an additional $2.1 million to identify, negotiate and acquire the businesses and/or net assets in companies synergistic to its planned new businesses. In addition, the Company estimates that it will require a further $2.0 million to finance the set-up cost of its new businesses. The Company also expects that it will require a further $2.0 million to finance the working capital of its new businesses and the operation of its newly acquired and/or established subsidiaries and associates.

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

Because the Company conducts substantially all of its operations in Malaysia, the results of its operations are subject to the risk of fluctuations in foreign currency rates. An increase or decrease in the exchange rate between the currency of Malaysia, the Ringgit, and the United States dollar will be reflected in the results of the Company, as results in the Ringit are converted to dollars during the preparation of financial statements. The Ringgit has strengthened against the dollar by about five percent since it was permitted by the Malaysian government to fluctuate.

ITEM 3. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Accounting Officer, of the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and our Chief Accounting Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission (the "SEC") rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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