Form 10QSB/A
period 2005-06-30
SECURED DIGITAL APPLICATIONS INC
filed 2006-06-15
CIK 940516

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

FORM 10-QSB
2ND QUARTER

                                      INDEX
                                                                                                        Page
PART I  -  FINANCIAL INFORMATION

         ITEM 1. FINANCIAL STATEMENTS

         Consolidated balance sheet as of June 30, 2005 (Unaudited)                                       3

         Consolidated statements of operations for the three-month and
         six-month periods ended June 30, 2005 and June 30, 2004 (Unaudited)                              5

         Condensed consolidated statements of cash flows for the six-month
         periods ended June 30, 2005 and June 30, 2004 (Unaudited)                                        7

         Notes to condensed consolidated financial statements (Unaudited)                                 8

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS                                                    26

         ITEM 3. CONTROLS AND PROCEDURES                                                                 41

PART II - OTHER INFORMATION

         ITEM 1. LEGAL PROCEEDINGS                                                                       42

         ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS                             42

         ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                                         42

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                     42

         ITEM 5. OTHER INFORMATION                                                                       42

         ITEM 6. EXHIBITS                                                                                42

         SIGNATURES                                                                                      43



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

PART I -  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  JUNE 30, 2005
                                   (Restated)
                                   (Unaudited)

                                                                                Pro Forma
                                                                                (Note 13)         Historical
                                                                             -------------       -------------
                                     ASSETS

Current assets:
     Cash                                                                    $     799,452       $      84,743
     Cash, restricted                                                              449,270           6,542,512
     Trade receivables,
       less allowance for doubtful accounts of $55,000                           5,520,564           5,520,564
     Other accounts receivable,
       less allowance for doubtful accounts of $371,000                             56,030              56,030
     Prepaid expenses                                                               76,890              76,890
     Inventories                                                                   533,156             533,156
                                                                             -------------       -------------
              Total current assets                                               7,435,362          12,813,895
Property and equipment, net                                                      1,159,450           1,159,450
Customer lists and relationships                                                   228,173             228,173
License                                                                             55,250              55,250
Goodwill                                                                           852,525             852,525
Long-term receivables, related parties                                             263,926             263,926

                                                                             -------------       -------------
                                                                             $   9,994,686       $  15,373,219
                                                                             =============       =============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Bank overdraft and borrowings                                           $     946,648       $     946,648
     Current portion of capital lease obligations                                   43,403              43,403
     Current portion of convertible term note - net of issuance costs of
       and derivative liability of ($0 pro forma) $160,461                             --              177,777
     Current portion of term loan                                                   78,673              78,673
     Accounts payable                                                            1,222,280           1,222,280
     Accrued expenses                                                              209,119             211,423
     Amount due to an affiliated company                                            75,246              75,246
     Amount due to a director                                                       68,410              68,410
     Income tax payable                                                            140,685             140,685
     Preferred stock dividend payable                                              239,332             700,558
                                                                             -------------       -------------
              Total current liabilities                                          3,023,796           3,665,103
     Capital lease obligations, net of current portion                              14,725              14,725
     Term loan, net of current portion                                              99,510              99,510
     Deferred income tax                                                            88,947              88,947
     Deferred gain                                                                 263,926             263,926
                                                                             -------------       -------------
              Total liabilities                                                  3,490,904           4,132,211
                                                                             -------------       -------------

                                   (continued)





               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            JUNE 30, 2005 (CONTINUED)
                                     (Restated)
                                   (Unaudited)




Series A convertible preferred stock of subsidiary - net of issuance costs and embedded liability of ($0 pro forma)  $2,761,355
 (Liquidation preference of $6,000,000)                                                 --           3,238,645
                                                                             -------------       -------------



Minority interest                                                                  560,750             560,750
                                                                             -------------       -------------

Commitments and contingencies

Shareholders' equity:
     Series A convertible preferred stock, $0.10 par value; 1,000,000 shares authorized; 100,000 shares issued and
       outstanding liquidation preference $3,788,000                                10,000              10,000
     Common stock, $.00001 par value;
       350,000,000 shares authorized;
       (125,486,378 pro forma) 104,990,471 shares issued;
       (118,858,798 pro forma) 96,909,689 outstanding                                1,190                 969
     Additional paid-in capital                                                  5,069,704           6,575,776
     Common treasury stock, (6,627,580 pro forma) 8,080,782 shares at cost              --              (7,270)
     Options                                                                        55,854              55,854
     Warrants                                                                      749,715             749,715
     Retained earnings                                                                  --                  --
     Accumulated other comprehensive income                                         56,569              56,569
                                                                             -------------       -------------
              Total shareholders' equity                                         5,943,032           7,441,613
                                                                             -------------       -------------
                                                                             $   9,994,686       $  15,373,219
                                                                             =============       =============

      See accompanying notes to consolidated financial statements

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Restated)
                                   (Unaudited)

                                                                   Three months ended              Six months ended
                                                                        June 30,                       June 30,
                                                                    2005           2004           2005            2004
                                                                -----------    -----------     -----------    -----------

Revenues:
     Products and equipment                                     $   890,913             --     $ 1,851,866             --
     Services:
      Related parties                                               130,106    $   400,000         175,895    $   814,475
      Others                                                      6,513,150      4,697,490      12,026,762      8,645,989
                                                                -----------    -----------     -----------    -----------
                                                                  7,534,169      5,097,490      14,054,523      9,460,464
                                                                -----------    -----------     -----------    -----------
Cost of revenues:
     Products and equipment                                         846,066             --       1,694,906             --
     Services                                                     6,023,983      4,496,544      11,104,962      8,461,142
                                                                -----------    -----------     -----------    -----------
                                                                  6,870,049      4,496,544      12,799,868      8,461,142
                                                                -----------    -----------     -----------    -----------
Gross profit                                                        664,120        600,946       1,254,655        999,322
                                                                -----------    -----------     -----------    -----------
Operating expenses:
     Sales and marketing                                             12,172          3,321          29,460          8,018
     General and administrative:
       Related parties                                               21,316         21,316          42,632         42,632
       Others                                                       419,239        272,433         825,876        530,458
                                                                -----------    -----------     -----------    -----------
Total operating expenses                                            452,727        297,070         897,968        581,108
                                                                -----------    -----------     -----------    -----------
Income from operations                                              211,393        303,876         356,687        418,214
                                                                -----------    -----------     -----------    -----------
Other income (expense):
     Interest expense                                               (71,883)        (9,397)       (114,907)       (12,657)
     Amortization of debt issuance costs                            (17,454)        (2,649)        (24,231)        (2,649)
     Gain on value of derivative liabilities                             --         35,954             --          35,954
     Interest income                                                 35,685             --          78,736             --
     Gain on disposal of assets, related party                       31,974        100,000          45,658        207,258
     Other income                                                    20,330             --          36,067             --
     Share of associate companies' losses                                --         (3,947)            --          (6,579)
                                                                -----------    -----------     -----------    -----------
                                                                    (1,348)        119,961          21,323        221,327
                                                                -----------    -----------     -----------    -----------
Income from continuing operations before
     income tax and minority interest                               210,045        423,837         378,010        639,541
   Income tax                                                       (56,053)       (31,053)        (78,421)       (32,895)
                                                                -----------    -----------     -----------    -----------
Income from continuing operations before minority interest          153,992        392,784         299,589        606,646
     Minority interest                                               13,495        (46,591)         15,630        (76,559)
                                                                -----------    -----------     -----------    -----------
Income from continuing operations                                   167,487        346,193         315,219        530,087

Discontinued operations (material handling subsidiaries):
   Loss from discontinued operations,
       net of $0 income tax                                              --        (80,779)             --       (101,373)
                                                                -----------    -----------     -----------    -----------
Net income                                                      $   167,487    $   265,414     $   315,219    $   428,714
                                                                ===========    ===========     ===========    ===========

                                   (continued)

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Restated)
                                   (Unaudited)

                                                                   Three months ended              Six months ended
                                                                        June 30,                       June 30,
                                                                   2005           2004           2005            2004
                                                                -----------    -----------     -----------    -----------

Net income                                                      $   167,487    $   265,414     $   315,219    $   428,714
Preferred stock dividend                                           (174,999)       (55,166)       (333,662)       (55,166)

Accretion to preferred stock redemption value                      (275,668)       (92,011)       (551,334)       (92,011)
                                                                -----------    -----------     -----------    -----------
Net income (loss) applicable to common shareholders             $  (283,180)   $   118,237     $  (569,777)   $   281,537
                                                                ===========    ===========     ===========    ===========
Net income per common share from continuing operations:
     Basic and diluted                                          $         *    $         *     $     (0.01)   $         *
                                                                ===========    ===========     ===========    ===========

Net income per common share from discontinued operations:
     Basic and diluted                                          $         *    $         *     $         *    $         *
                                                                ===========    ===========     ===========    ===========

Weighted average shares outstanding:
     Basic                                                       95,963,906     94,730,043      95,446,373     96,329,471
                                                                ===========    ===========     ===========    ===========
     Diluted                                                     96,220,053    108,197,779      96,823,812    103,175,012
                                                                ===========    ===========     ===========    ===========

* Less than $.01 per share

      See accompanying notes to consolidated financial statements

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Restated)
                                   (Unaudited)

                                                                                                Six Months Ended
                                                                                                    June 30
                                                                                             2005                 2004
                                                                                        --------------      --------------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net cash used in operating activities                                              $     (219,577)     $     (163,610)
                                                                                        --------------      --------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from disposal of equipment                                                        35,526                  --
     Purchase of equipment                                                                     (74,859)            (10,919)
     Proceeds from sale of investment in associate companies                                    13,158                  --
     Cash acquired on business acquisition                                                       1,381                  --
                                                                                        --------------      --------------
           Net cash used in investing activities                                               (24,794)            (10,919)
                                                                                        --------------      --------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Increase in restricted cash                                                               (86,104)                 --
     Net increase in bank borrowings                                                           183,224                  --
     Proceeds from issuance of common stock                                                     70,000                  --
     Proceeds from issuance of convertible term note, net                                           --             470,323
     Payment of expenses in connection with
       subsidiary preferred stock issuance                                                          --            (296,323)
     Net repayment of advances to affiliated company                                           (19,649)           (105,111)
     Net repayment of advances to a director                                                      (492)            (47,195)
     Payment of term loan                                                                      (37,525)                 --
     Payment of obligation under capital leases                                                (16,250)            (17,552)
                                                                                        --------------      --------------
           Net cash provided by financing activities                                            93,204               4,142
                                                                                        --------------      --------------

Net decrease in cash                                                                          (151,167)           (170,387)
Net cash provided by (used in) discontinued operations                                         143,417              (2,231)
Cash, beginning of period                                                                       92,493             244,919
                                                                                        --------------      --------------
Cash, end of period                                                                     $       84,743      $       72,301
                                                                                        ==============      ==============
Supplemental disclosure of non-cash financing activities:

Accretion to preferred stock redemption value                                           $      551,334      $       92,011
                                                                                        ==============      ==============
Preferred stock dividend declared                                                       $      333,662      $       55,166
                                                                                        ==============      ==============

Conversion of accrued term note and related accrued interest                            $      102,136      $           --
                                                                                        ==============      ==============
Restricted cash received in exchange for preferred stock of subsidiary                  $           --      $    6,500,000
                                                                                        ==============      ==============
Issuance of common stock for services rendered by a consultant                          $           --      $      133,500
                                                                                        ==============      ==============
Issuance of common stock for acquisition of new business                                $       32,500      $           --
                                                                                        ==============      ==============
BUSINESS ACQUISITIONS (Note 3):

Net assets acquired:
   Property, furniture and equipment                                                    $        2,119      $       10,728
   Inventories                                                                                      --              85,885
   Accounts receivable                                                                          10,365              87,345
   Cash                                                                                         54,033               3,583
   Customer relationships                                                                       59,423                  --
   Accounts payable                                                                            (19,689)            (59,076)
   Capital lease obligation                                                                         --              (8,138)
                                                                                        --------------      --------------
                                                                                               106,251             120,327
Less: Minority interest                                                                        (21,099)            (46,192)
      Common stock issued                                                                      (32,500)                 --
      Cash acquired                                                                            (54,033)             (3,583)
                                                                                        --------------      --------------
Net cash (received) payable in acquisition of subsidiary                                $       (1,381)     $       70,552
                                                                                        ==============      ==============

      See accompanying notes to consolidated financial statements

                       SECURED DIGITAL APPLICATIONS, INC.
                NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                     (RESTATED)
                                   (UNAUDITED)
1.       BASIS OF PRESENTATION

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


The unaudited consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all the information and note disclosures required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of financial position, operating results and cash flows for the interim periods presented have been made. It is the Company's opinion that, when the interim financial statements are read in conjunction with the December 31, 2004 Annual Report on Form 10-KSB, the Company's disclosures are adequate to make the information presented not misleading. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year.

The accompanying unaudited interim financial statements includes an unaudited pro forma consolidated balance sheet as of June 30, 2005 that give effect to the repayment of the convertible term note and the redemption of subsidiary preferred stock, which occurred on August 1, 2005,(as discussed in a Form 8-K filed by the Company on August 3, 2005) as well as the related issuances of common shares and treasury stock for cash of $953,100, partially used to fund the payment of this note and redeem the subsidiary preferred stock (Note 13).

RESTATEMENT OF 2005 CONSOLIDATED FINANCIAL STATEMENTS

Subsequent to the issuance of the Company's June 30, 2005 consolidated financial statements, and based upon a further evaluation of the factors utilized in determining the accounting and presentation of a May 2004 issuance of preferred stock of a subsidiary, a convertible term note and related warrants, the Company determined that both the preferred stock of a subsidiary and the convertible term note contained embedded derivatives that must be bifurcated from their host instruments (See notes 8 and 9). Accordingly, the Company's 2005 and 2004 consolidated financial statements have been restated, resulting in the following:
1. A decrease in net income of $71,519 and $52,837 for the six and three months ended June 30, 2005 (less than $.01 per share for both periods), respectively.
2. An increase in net income of $29,299 for both the six and three months ended June 30, 2004 (less than $.01 per share for both periods).
3. A decrease in net income available to common shareholders of $622,853 ($.01 per share) and $328,505 (less than $.01 per share) for the six and three months ended June 30, 2005, respectively.
4. A decrease in net income available to common shareholders of $62,712 for both the six and three months ended June 30, 2004 (less than $.01 per share for both periods).
5.  There was a decrease in shareholders' equity of $3,129,555 at June 30, 2005.


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




                                                       Three Months Ended            Six Months Ended
                                                      June 30,     June 30,         June 30,    June 30,
                                                        2005        2004             2005        2004
                                                    ------------ ------------    ------------ ------------
                                                       (Restated)   (Restated)       (Restated)   (Restated)
Net income                                          $       167  $       265     $       315  $       429
Preferred stock dividends                                  (175)         (55)           (334)         (55)
Accretion to preferred stock redemption value              (276)         (92)           (551)         (92)
                                                    ------------ ------------    ------------ ------------
Net income (loss) applicable to common shareholders $      (284) $       118     $      (570) $       282
                                                    ============ ============    ============ ============

Weighted average shares outstanding - basic              95,964       94,730          95,446       96,329
                                                    ============ ============    ============ ============

Net income (loss) per share - basic                 $         *  $         *     $     (0.01) $         *
                                                    ============ ============    ============ ============

*  less than $.01 per share




                                                       Three Months Ended            Six Months Ended
                                                      June 30,     June 30,        June 30,     June 30,
                                                        2005        2004             2005        2004
                                                    ============ ============    ============ ============
                                                       (Restated)  (Restated)        (Restated)   (Restated)
Weighted average shares outstanding - basic              95,964       94,730          95,446       96,329
Common stock issuable to consultant                         244          124             352           63
Dilutive stock options and warrants                          12          190              26          206
Convertible preferred stock                                           12,220                        6,110
Convertible term note                                                    934                          467
                                                    ------------ ------------    ------------ ------------
Weighted average shares outstanding - diluted            96,220      108,198          95,824      103,175
                                                    ============ ============    ============ ============

Net income per share - diluted                               **  $         *              **  $         *
                                                    ============ ============    ============ ============
* Less than $.01 per share
** Would be Autidilutive

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

Had compensation cost for options been determined based on the fair value at the grant date consistent with the method prescribed under SFAS No. 123, the Company's pro forma net income and net income per share would have been as follows:



                                                                  THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                 June 30,      June 30,        June 30,     June 30,
                                                                   2005          2004            2005         2004
                                                               ------------  ------------    ------------  ------------
                                                               (Restated)     (Restated)      (Restated)   (Restated)
Net income (loss) applicable to common shareholders            $   (283,180) $    236,115    $   (569,777) $    399,415
Add: Stock-based employee compensation expense
        included in reported net income, net of related tax           8,142            --          17,619            --
Less: Total stock-based employee compensation expense
         determined under fair value based method for all
         awards, net of related tax effects                         (29,000)           --         (64,000)           --
                                                               ------------  ------------    ------------  ------------
Pro forma net income (loss)                                    $   (304,038) $    236,115    $   (616,158) $    399,415
                                                               ============  ============    ============  ============
Income (loss) per share:
 Basic and diluted - as reported                               $          *  $          *    $      (0.01) $          *
                                                               ============  ============    ============  ============
 Basic and diluted - pro forma                                 $          *  $          *    $      (0.01) $          *
                                                               ============  ============    ============  ============

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
                                               ================

The following unaudited proforma financial information presents results of operations as if the above acquisitions had occurred at the beginning of the respective three and six-month periods ended June 30, 2005 and 2004:



                                                         Three Months Ended         Six Months Ended
                                                              June 30,                 June 30,
                                                         2005         2004          2005          2004
                                                     -----------  ------------  ------------  ------------
                                                       (Restated)    (Restated)    (Restated)    (Restated)
Revenues                                             $ 7,545,863  $  5,148,082  $ 14,083,296  $  9,561,648
                                                     ===========  ============  ============  ============
Net income                                           $   113,946  $    261,699  $    240,883  $    421,284
                                                     ===========  ============  ============  ============
Basic and diluted
  net income per common share                        $         *  $          *  $          *  $          *
                                                     ===========  ============  ============  ============
* Less than $0.01 per share


4.   RESTRICTED CASH

As of June 30, 2005, the Company has the following restricted cash balances:

Cash deposited with a financial institution in US             $    6,093,242
Cash deposited with financial institutions in Malaysia               449,270
                                                              --------------
                                                              $    6,542,512
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

In 2004, the Company evaluated the Note's conversion terms to determine if it gave rise to an embedded derivative that would need to be accounted for separately under SFAS No. 133 and Emerging Issues Task Force (EITF) 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." The Company determined that certain provisions, including a conversion price that was not fixed and the Listing Condition, resulted in the conversion feature being an embedded derivative that Must be bifurcated from the Note and recorded as a derivative liability. On November 15, 2004, the Listing Condition was removed. This resulted in the elimination of the need to bifurcate the embedded derivative associated with the Note's conversion feature.

In 2004, the Company recorded an initial liability of $246,681 for the value of the embedded liability. The initial value of the embedded liability is amortized over the term of the Note. For the six and three months ended June 30, 2005 and 2004, the Company recognized amortization expense of $60,682, $4,830, $46,305 and $4,830, respectively, and is included in interest expense.

In 2004, the Company recorded debt discount and amortization costs of $95,346, which included the initial value of the warrants of $62,525. These costs are amortized over the term of the Note. Amortization in the amount of $24,231, $2,649, $17,454 and $2,649 for the six and three months ended June 30, 2005 and 2004, respectively, is included in amortization of debt issuance costs in the statement of operations.


As of June 30, 2005, outstanding principal of the convertible term note net of issuance costs and the derivative liability was $177,777.


A summary of the status of the discounted principal and interest amount of the Note from January 1, 2005 through August 1, 2005 (the date the Note was paid;
Note 13) is presented below:

                                                                                       Derivative
                                        Total         Interest         Principal     Liability       Discount            Net
                                  ----------------  -------------- ---------------- ------------ ----------------  -------------
Balance as of January 1, 2005     $       426,470   $          --  $       426,470  $   179,862  $        65,511   $    181,097
Interest through June 30, 2005             16,208          16,208               --           --               --             --
Amortization through June 30, 2005             --              --               --      (27,309)         (12,470)        39,779
Conversion in April 2005 (a)              (52,770)         (8,653)         (44,117)     (17,119)          (6,076)       (20,922)
Conversion in May 2005 (b)                (17,412)         (2,707)         (14,705)      (5,534)          (1,947)        (7,224)
Conversion June 1, 2005 (c)               (17,249)         (2,544)         (14,705)      (5,359)          (1,869)        (7,477)
Conversion June 16, 2005 (d)              (14,705)             --          (14,705)      (5,360)          (1,869)        (7,476)
                                  ----------------  -------------- ---------------- ------------  ---------------   ------------
Balance as of June 30, 2005               340,542           2,304          338,238      119,181           41,280        177,777
Conversion July 12, 2005 (e)              (20,445)         (2,304)         (18,141)      (6,392)          (2,214)        (9,535)
Amortization for July 2005                     --              --               --     (112,789)         (39,066)       151,855
Interest for July 2005                      2,173           2,173               --                            --             --
                                  ----------------  -------------- ---------------- ------------  ---------------   ------------
Balance as of August 1, 2005 (f)  $       322,270   $       2,173  $       320,097  $        --   $           --    $   320,097
                                  ================  ============== ================ ============  ===============   ============

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

In 2004, the Company determined that the nature of the cumulative preferred dividends on and the economic characteristics of the Series A Preferred, required the Series A Preferred to be classified outside of permanent equity. Similar to the Note, the Company also evaluated the Series A Preferred's conversion feature to determine if it gave rise to an embedded derivative that would need to be accounted for separately under SFAS No.133 and EITF 00-19. The Company concluded that certain provisions common to both it and the Note also resulted in the Series A Preferred conversion feature being an embedded derivative that must be bifurcated and recorded as a derivative liability.

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

Black-Scholes valuations were performed on the derivative liability associated with the Series A Preferred and the related warrants. In 2004, the Company recorded an initial derivative liability of $3,206,857. The initial value of the derivative liability is being accreted over three years based on management's estimate of the expected term. For the six and three months ended June 30, 2005 and 2004, accretion amounted to $389,499, $62,791, $194,750 and $62,791, respectively, and is included in accretion to preferred stock redemption value.

In 2004, the Company recorded issuance costs of $1,051,927, which included the Initial value of the warrants of $625,248. These costs are amortized over three years. Amortization of issuance costs totaled $161,835, $29,220, $80,917 and $29,220 for the six and three months ended June 30, 2005 and 2004, respectively, and is included in accretion to preferred stock redemption value.

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

A summary of the status of the Series A Preferred and dividend thereon from January 1, 2005 and through August 1, 2005 (at which time the Company redeemed the Series A Preferred; Note 13) is presented below:

                                          Total        Dividend      Series A      Derivative     Issue           Net
                                                                      Stated        Liability     Costs        Carrying
                                                                      Amount                                     Value
                                      -------------  -----------   -------------  -----------  ------------ -------------
Balance as of January 1, 2005         $   6,238,563  $   238,563   $   6,000,000  $ 2,530,487  $   782,202  $   2,687,311
Dividend through June 30, 2005              223,663      223,663              --           --           --             --
Amortization                                     --           --              --     (389,499)    (161,835)       551,334
                                      -------------  -----------   -------------  -----------  ------------ -------------
Balance as of June 30, 2005               6,462,226      462,226       6,000,000    2,140,988      620,367      3,238,645
Dividend for July 2005                       39,874       39,874              --           --           --             --
Amortization                                     --           --              --   (2,140,988)    (620,367)     2,761,355
                                      -------------  -----------   -------------  -----------  ------------ -------------
Balance August 1, 2005                $   6,502,100  $   502,100   $   6,000,000  $        --  $        --  $   6,000,000
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



                                                    Applications      Material        Gallant       Corporate        Total
                                                                      Handling
                                                   --------------  --------------  -------------  ------------   --------------
Three-month period ended June 30, 2005(Restated):

Revenue:
   Related parties                                 $      130,106  $           --  $          --  $          --   $      130,106
   Others                                               6,331,658         102,906        969,499             --        7,404,063
                                                   --------------  --------------  -------------  -------------   --------------
                                                   $    6,461,764  $      102,906  $     969,499  $          --   $    7,534,169
Cost of revenue                                         5,922,561          97,092        850,396             --        6,870,049
                                                   --------------  --------------  -------------  -------------   --------------
Gross profit                                       $      539,203  $        5,814  $     119,103  $          --   $      664,120
                                                   ==============  ==============  =============  =============   ==============
Net income (loss)                                  $      176,636  $      (31,063) $      74,751  $     (52,837)  $      167,487
                                                   ==============  ==============  =============  =============   ==============
Depreciation expense                               $       60,533  $        3,616  $       7,373  $          --
                                                   ==============  ==============  =============  =============
Interest expense                                   $        8,940  $           --  $      16,638  $      46,305
                                                   ==============  ==============  =============  =============
Interest income                                    $       35,685  $           --  $          --  $          --
                                                   ==============  ==============  =============  =============
Income tax expense                                 $       56,053  $           --  $          --  $          --
                                                   ==============  ==============  =============  =============
Expenditures for additions to long lived assets    $           --  $           --  $       2,322  $          --
                                                   ==============  ==============  =============  =============

Three-month period ended June 30, 2004 (Restated):

Revenue:
   Related parties                                 $      400,000  $           --  $          --  $          --   $      400,000
   Others                                               4,571,316         126,174             --             --        4,697,490
                                                   --------------  --------------  -------------  -------------   --------------
                                                   $    4,971,316  $      126,174  $          --  $          --   $    5,097,490
Cost of revenue                                         4,375,263         121,281             --             --        4,496,544
                                                   --------------  --------------  -------------  -------------   --------------
Gross profit                                       $      596,053  $        4,893  $          --  $          --   $      600,946
                                                   ==============  ==============  =============  =============   ==============
Income (loss):
   from operating segments                         $      355,359  $      (38,465) $          --  $      29,299   $      346,193
   from discontinued operations                           (11,785)        (68,994)            --             --          (80,779)
                                                   --------------  --------------  -------------  -------------   --------------
Net income (loss)                                  $      343,574  $     (107,459) $          --  $      29,299   $      265,414
                                                   ==============  ==============  =============  =============   ==============
Depreciation expense                               $       58,819  $        3,926  $          --
                                                   ==============  ==============  =============
Interest expense                                   $        4,567  $           --  $          --  $       4,830
                                                   ==============  ==============  =============  =============
Share of associate companies losses                $           --  $       (3,947) $          --
                                                   ==============  ==============  =============
Income tax expense                                 $       31,053  $           --  $          --
                                                   ==============  ==============  =============
Expenditures for additions to long lived assets    $        2,700  $        6,529  $          --
                                                   ==============  ==============  =============





12.   SEGMENT INFORMATION (continued)

                                                    Applications      Material        Gallant        Corporate         Total
                                                                      Handling
                                                   --------------  --------------  -------------  --------------   --------------
Six-month period ended June 30, 2005(Restated):

Revenue:
   Related parties                                 $      175,895  $           --  $          --  $           --   $      175,895
   Others                                              11,703,237         194,088      1,981,303              --       13,878,628
                                                   --------------  --------------  -------------  --------------   --------------

                                                   $   11,879,132  $      194,088  $   1,981,303  $           --   $   14,054,523
Cost of revenue                                        10,911,888         184,718      1,703,262              --       12,799,868
                                                   --------------  --------------  -------------  --------------   --------------
Gross profit                                       $      967,244  $        9,370  $     278,041  $           --   $    1,254,655
                                                   ==============  ==============  =============  ==============   ==============
Net income (loss)                                  $      338,502  $      (37,982) $      86,218  $      (71,519)  $      315,219
                                                   ==============  ==============  =============  ==============   ==============
Depreciation expense                               $      121,396  $        7,933  $      14,907  $           --
                                                   ==============  ==============  =============  ==============
Interest expense                                   $       19,114  $           --  $      35,111  $       60,682
                                                   ==============  ==============  =============  ==============
Interest income                                    $       78,736  $           --  $          --  $           --
                                                   ==============  ==============  =============  ==============
Income tax expense                                 $       78,421  $           --  $          --  $           --
                                                   ==============  ==============  =============  ==============
Expenditures for additions to long lived assets    $           --  $           --  $      74,859  $           --
                                                   ==============  ==============  =============  ==============

Six-month period ended June 30, 2004 (Restated):

Revenue:
   Related parties                                 $      814,475  $           --  $          --  $           --   $      814,475
   Others                                               8,363,157         282,832             --              --        8,645,989
                                                   --------------  --------------  -------------  --------------   --------------
                                                   $    9,177,632  $      282,832  $          --  $           --   $    9,460,464
Cost of revenue                                         8,207,763         253,379             --              --        8,461,142
                                                   --------------  --------------  -------------  --------------   --------------
Gross profit                                       $      969,869  $       29,453  $          --  $           --   $      999,322
                                                   ==============  ==============  =============  ==============   ==============
Income (loss):
   from operating segments                         $      564,948  $      (64,160) $          --  $       29,299   $      530,087
   from discontinued operations                           (15,814)        (85,559)            --              --         (101,373)
                                                   --------------  --------------  -------------  --------------   --------------
Net income (loss)                                  $      549,134  $     (149,719) $          --  $       29,299   $      428,714
                                                   ==============  ==============  =============  ==============   ==============
Depreciation expense                               $      117,535  $        7,715  $          --
                                                   ==============  ==============  =============
Interest expense                                   $        7,827  $           --  $          --  $        4,830
                                                   ==============  ==============  =============  ==============
Share of associate companies losses                $           --  $       (6,579) $          --
                                                   ==============  ==============  =============
Income tax expense                                 $       32,895  $           --  $          --
                                                   ==============  ==============  =============
Expenditures for additions to long lived assets    $        2,700  $        8,219  $          --
                                                   ==============  ==============  =============

Segment information for the three and six months ended June 30, 2004, respectively, do not include the operating results of the Apple division as the Company acquired the Gallant group of companies on September 29, 2004.

Consolidated total assets as of June 30, 2005 are as follows:

   Applications                                          $      13,602,625
   Apple                                                         1,558,901
   Material handling                                               211,693
                                                         ------------------
   Total consolidated assets                             $      15,373,219
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

The following table  summarizes the August 1, 2005  transaction  with the Master
Fund:


                                         Total        Interest/      Discounted
                                                      Dividend       Principal/
                                                                      Series A
                                                                      Carrying
                                                                       Amount
                                      ------------- ------------- --------------
Balance as of August 1, 2005
 Term note                            $    322,270  $      2,173  $     320,097
 Series A Preferred                      6,502,100       502,100      6,000,000
                                      ------------- ------------- --------------
 Total                                   6,824,370  $    504,273  $   6,320,097
Paid from restricted cash               (6,105,138) ============= ==============
Cash payment                              (238,390)
Common stock issued (a)                   (800,000)
                                      -------------
Early payment/redemption penalty (b)  $   (319,158)
                                      =============


a)   9,756,098 shares of common stock issued at a price of $0.082 per share.
b) The August 1, 2005 transaction resulted in an early payment/redemption penalty of approximately $319,000, of which approximately $16,000 is attributable to interest expense and $303,000 represents a reduction to net income applicable to common shareholders, and which is recorded in the quarter ending September 30, 2005.

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


SALES AND MARKETING EXPENSES

Sales and marketing expenses increased by $8,851 or 267%, to $12,172 for the three months ended June 30, 2005 compared to $3,321 for the three months ended June 30, 2004. Higher sales and marketing expenses in 2005 was primarily due to higher promotion expenses incurred by the Gallant subsidiaries and traveling expenses incurred to introduce the Company's biometric products to customers and resellers in Malaysia.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $440,555 for the three months ended June 30, 2005, compared to $293,749 for the three months ended June 30, 2004, an increase of $146,806 or 50%. The increase in general and administrative expenses was mainly attributable to additional expenses incurred by the Gallant subsidiaries and higher expenses incurred for consulting fees, compensation expenses, public relations services, maintenance expenses and higher rental expenses. The Gallant subsidiaries' general and administrative expenses contributed $174,105 or 40% of total general and administrative expenses for 2005.

INTEREST EXPENSE

Interest expense increased by $62,486 or 665%, to $71,883 for the three months ended June 30, 2005 as compared to $9,397 for the three months ended June 30, 2004. Interest expense for the three months ended June 30, 2005, included $7,554 related to a $500,000 convertible term note issued on May 28, 2004, $16,638 incurred by the Gallant subsidiaries and $46,305 related to the amortization of the derivative liability associated with the term note. These accounted for approximately 11%, 23% and 64% respectively, of total interest expense for the three months ended June 30, 2005. Interest expense for the three months ended June 30, 2004 included $4,830 related to the amortization of the derivative Liability associated with the term note. This accounted for approximately 51% of total interest expense for the three months ended June 30, 2004.

AMORTIZATION OF DEBT ISSUANCE COSTS

Amortization of finance costs of $17,454 in 2005 and $2,649 in 2004 relate to the issuance of preferred stock of a subsidiary and a term note on May 28, 2004. See a further discussion in the Liquidity and Capital Resources section.

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

INCOME FROM CONTINUING OPERATIONS


The Company had income from continuing operations of $167,487 for the three months ended June 30, 2005, as compared to $346,193 for the three months ended June 30, 2004. Income from continuing operations for the three months ended June 30, 2005 and 2004 included recognition of a deferred gain of $31,974 and $100,000, respectively. In addition, the Company recognized a gain on the value of the derivative liabilities of $35,954 for the three months ended June 30, 2004. Excluding these non-recurring transactions, income from continuing operations would have been $135,513 and $210,239, respectively, for the three-month periods ended June 30, 2005 and 2004.

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

GENERAL AND ADMINISTRATIVE EXPENSES


General and administrative expenses were $868,508 for the six months ended June 30, 2005, compared to $573,090 for the six months ended June 30, 2004, an increase of $295,418 or 52%. The increase in general and administrative expenses was mainly attributable to additional expenses incurred by the Gallant subsidiaries and higher expenses incurred for consulting fees, compensation expenses, public relations services, maintenance expenses and higher rental expenses. The Gallant subsidiaries' general and administrative expenses contributed $295,032 or 34% of total general and administrative expenses for 2005.

INTEREST EXPENSE

Interest expense increased by $102,250 or 808%, to $114,907 for the six months ended June 30, 2005 as compared to $12,657 for the six months ended June 30, 2004. Interest expense for the six months ended June 30, 2005, included $16,122 related to a $500,000 convertible term note issued on May 28, 2004, $35,111 incurred by the Gallant subsidiaries and $60,682 related to the amortization of the derivative liability associated with the term note. These accounted for approximately 14%, 31% and 53%, respectively, of total interest expense for the six months ended June 30, 2005. Interest expense for the six months ended
June 30, 2004 included $4,830 related to the amortization of the derivative liability associated with the term note. This accounted for approximately 38% of total interest expense for the six months ended June 30, 2004.


AMORTIZATION OF DEBT ISSUANCE COST

Amortization of finance costs of $24,231 in 2005 and $2,649 in 2004 relate to the issuance of preferred stock of a subsidiary and a term note on May 28, 2004. See a further discussion in the Liquidity and Capital Resources section.

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

INCOME FROM CONTINUING OPERATIONS


The Company had income from continuing operations of $315,219 for the six months ended June 30, 2005, as compared to $530,087 for the six months ended June 30, 2004. Income from continuing operations for the six months ended June 30, 2005 and 2004 included recognition of a deferred gain of $45,658 and $207,258, respectively. In addition, the Company recognized a gain on the value of the derivative liabilities of $35,954 for the six months ended June 30, 2004. Excluding these non-recurring transactions, income from continuing operations would have been $269,561 and $286,875, respectively, for the six-month periods ended June 30, 2005 and 2004.


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

A summary of the status of the discounted principal and interest amount of the Notes from January 1, 2005 and through August 1, 2005 is presented below:


                                                                                       Derivative
                                        Total         Interest         Principal     Liability       Discount            Net
                                  ----------------  -------------- ---------------- ------------ ----------------  -------------
Balance as of January 1, 2005     $       426,470   $          --  $       426,470   $  179,862   $        65,511  $     181,097
Interest through June 30, 2005             16,208          16,208               --           --                --             --
Amortization through June 30, 2005             --              --               --      (27,309)          (12,470)        39,779
Conversion in April 2005 (a)              (52,770)         (8,653)         (44,117)     (17,119)           (6,076)       (20,922)
Conversion in May 2005 (b)                (17,412)         (2,707)         (14,705)      (5,534)           (1,947)        (7,224)
Conversion June 1, 2005 (c)               (17,249)         (2,544)         (14,705)      (5,359)           (1,869)        (7,477)
Conversion June 16, 2005 (d)              (14,705)             --          (14,705)      (5,360)           (1,869)        (7,476)
                                  ----------------  -------------- ---------------- ------------  ----------------  -------------
Balance as of June 30, 2005               340,542           2,304          338,238      119,181            41,280        177,777
Conversion July 12, 2005 (e)              (20,445)         (2,304)         (18,141)      (6,392)           (2,214)        (9,535)
Amortization for July 2005                     --              --               --     (112,789)          (39,066)       151,855
Interest for July 2005                      2,173           2,173               --                             --             --
                                  ----------------  -------------- ---------------- ------------  ----------------  -------------
Balance as of August 1, 2005 (f)  $       322,270   $       2,173  $       320,097   $       --   $            --   $    320,097
                                  ================  ============== ================ ============  ================  =============



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

A summary of the status of the Series A Preferred and dividend thereon from January 1, 2005 and through August 1, 2005 (at which time the Company redeemed the Series A Preferred) is presented below:

                                          Total        Dividend      Series A      Derivative     Issue           Net
                                                                      Stated        Liability     Costs        Carrying
                                                                      Amount                                     Value
                                      -------------  -----------   -------------  -----------  ------------ -------------
Balance as of January 1, 2005         $   6,238,563  $   238,563   $   6,000,000  $ 2,530,487  $   782,202  $   2,687,311
Dividend through June 30, 2005              223,663      223,663              --           --           --             --
Amortization                                     --           --              --     (389,499)    (161,835)       551,334
                                      -------------  -----------   -------------  -----------  ------------ -------------
Balance as of June 30, 2005               6,462,226      462,226       6,000,000    2,140,988      620,367      3,238,645
Dividend for July 2005                       39,874       39,874              --           --           --             --
Amortization                                     --           --              --   (2,140,988)    (620,367)     2,761,355
                                      -------------  -----------   -------------  -----------  ------------ -------------
Balance August 1, 2005                $   6,502,100  $   502,100   $   6,000,000  $        --  $        --  $   6,000,000
                                      =============  ===========   =============  ===========  ============ =============

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

The following table  summarizes the August 1, 2005  transaction  with the Master
Fund:


                                               Total           Interest/        Discounted
                                                               Dividend         Principal/
                                                                                 Series A
                                                                                 Carrying
                                                                                  Amount

                                          ---------------  ----------------- ----------------
Balance as of August 1, 2005
 Term note                                $       322,270  $          2,173   $      320,097
 Series A Preferred                             6,502,100           502,100        6,000,000
                                          ---------------- -----------------  ---------------
 Total                                          6,824,370  $        504,273   $    6,320,097
Paid from restricted cash                      (6,105,138) =================  ===============
Cash payment                                     (238,390)
Common stock issued (a)                          (800,000)
                                          ----------------
Early payment/redemption penalty (b)      $      (319,158)
                                          ================

a)   9,756,098 shares of common stock issued at a price of $0.082 per share.
b) The August 1, 2005 transaction resulted in an early payment/redemption penalty of approximately $319,000, of which approximately $16,000 is attributable to interest expense and $303,000 represents a reduction to net income applicable to common shareholders, and which is recorded in the quarter ending September 30, 2005.

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

A summary of the status of the Voting Preferred and dividend accrued since January 1, 2005 and changes through August 1, 2005 is presented below:


                                        Total          Dividend          Stated
                                                                         Amount
                                   -------------  ---------------  -----------
Balance as of January 1, 2005      $     138,333  $       128,333  $      10,000
Dividend through June 30, 2005           111,000          111,000             --
                                   -------------  ---------------  -------------
Balance as of June 30, 2005              249,333          239,333         10,000
Dividend for July 2005                    18,333           18,333             --
                                   -------------  ---------------  -------------
Balance August 1, 2005             $     267,666  $       257,666  $      10,000
                                   =============  ===============  =============

On August 3, 2005, the Company's Chairman and Chief Executive Officer, Mr. Patrick Lim, converted the entire 100,000 shares of the Company's Series A Voting Convertible Preferred Stock into 8,000,000 shares of common stock, which resulted in a reclassification of the $10,000 from the stated amount to $80 of common stock and $9,920 additional-paid-in capital. In addition, the Company paid the $257,666 dividend due to Mr. Lim in cash in August 2005.

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

                                    SECURED DIGITAL APPLICATIONS, INC.

                                            (Registrant)



DATE: June 15, 2006                       BY: /s/ Patrick Soon-Hock Lim
                                          ----------------------------------
                                          Patrick Soon-Hock Lim
                                          Chairman & Chief Executive Officer



DATE: June 15, 2006                       BY: /s/ Voon Fui Yong
                                          --------------------------------
                                          Voon Fui Yong
                                          Chief Accounting Officer
                                          (Principal Financial Officer and
                                          Principal Accounting Officer)