Form 10QSB/A
period 2005-09-30
SECURED DIGITAL APPLICATIONS INC
filed 2006-06-15
CIK 940516

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

Yes  X    No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                                     Number of shares outstanding
        Class                           at November 11, 2005
        -----                        -----------------------------
Common stock, $.00001 par value               128,384,430

FORM 10-QSB
3RD QUARTER

                                      INDEX
                                                                                                        Page
PART I  -  FINANCIAL INFORMATION

         ITEM 1. FINANCIAL STATEMENTS

         Consolidated balance sheet as of September 30, 2005 (Unaudited)                                  3

         Consolidated statements of operations for the three-month and
         nine-month periods ended September 30, 2005 and September 30, 2004 (Unaudited)                   5

         Condensed consolidated statements of cash flows for the nine-month
         periods ended September 30, 2005 and September 30, 2004 (Unaudited)                              7

         Notes to consolidated financial statements (Unaudited)                                           9

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS                                                 29

         ITEM 3. CONTROLS AND PROCEDURES                                                                 44

PART II - OTHER INFORMATION

         ITEM 1. LEGAL PROCEEDINGS                                                                       45

         ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS                             45

         ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                                         45

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                     45

         ITEM 5. OTHER INFORMATION                                                                       45

         ITEM 6. EXHIBITS                                                                                45

         SIGNATURES                                                                                      46


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

PART I -  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2005
                                   (Restated)
                                   (Unaudited)



                                     ASSETS

Current assets:
     Cash                                                                                        $      24,831
     Cash, restricted                                                                                  481,880
     Trade receivables,
       less allowance for doubtful accounts of $55,000                                               6,585,840
     Other accounts receivable,
       less allowance for doubtful accounts of $371,000                                                 86,119
     Prepaid expenses                                                                                  118,639
     Inventories                                                                                       490,735
                                                                                                 -------------
              Total current assets                                                                   7,788,044
Property and equipment, net                                                                          1,102,490
Customer lists and relationships                                                                       213,168
License                                                                                                 52,000
Goodwill                                                                                               852,525
Long-term receivables, related parties                                                                 226,952
                                                                                                 -------------
                                                                                                 $  10,235,179
                                                                                                 =============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Bank overdraft and borrowings                                                               $     936,767
     Current portion of capital lease obligations                                                       43,273
     Current portion of term loan                                                                       94,341
     Accounts payable                                                                                1,472,709
     Accrued expenses                                                                                  195,379
     Amount due to an affiliated company                                                                13,770
     Amount due to a director                                                                           13,232
     Income tax payable                                                                                217,125
                                                                                                 -------------
              Total current liabilities                                                              2,986,596
     Capital lease obligations, net of current portion                                                   5,946
     Term loan, net of current portion                                                                 117,452
     Deferred income tax                                                                                85,526
     Deferred gain                                                                                     226,952
                                                                                                 -------------
              Total liabilities                                                                      3,422,472
                                                                                                 -------------

                                   (continued)

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                         SEPTEMBER 30, 2005 (CONTINUED)
                                   (Restated)
                                   (Unaudited)





Minority interest                                                                                      544,768
                                                                                                 -------------

Commitments and contingencies

Shareholders' equity:
     Series A convertible preferred stock, $0.10 par value;
       1,000,000 shares authorized; none issued or outstanding                                              --
     Common stock, $.00001 par value;
       350,000,000 shares authorized; 133,736,378 shares issued;
       127,884,430 outstanding                                                                           1,280
     Additional paid-in capital                                                                      5,399,731
     Common treasury stock; 5,851,948 shares at cost                                                        --
     Options                                                                                            60,644
     Warrants                                                                                          749,715
     Retained earnings                                                                                      --
     Accumulated other comprehensive income                                                             56,569
                                                                                                 -------------
              Total shareholders' equity                                                             6,267,939
                                                                                                 -------------
                                                                                                 $  10,235,179
                                                                                                 =============

           See accompanying notes to consolidated financial statements

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Restated)
                                   (Unaudited)

                                                                   Three months ended              Nine months ended
                                                                      September 30,                  September 30,
                                                                   2005           2004           2005            2004
                                                                  ------         -------        ------          -------
     Revenues:
     Products and equipment                                     $   754,919             --     $ 2,606,785             --
     Services:
      Related parties                                               147,105    $   379,210         323,000    $ 1,193,685
      Others                                                      7,402,952      5,035,288      19,429,714     13,681,277
                                                                -----------    -----------     -----------    -----------
                                                                  8,304,976      5,414,498      22,359,499     14,874,962
                                                                -----------    -----------     -----------    -----------
Cost of revenues:
     Products and equipment                                         690,877             --       2,385,783             --
     Services:
      Related parties                                                43,947        113,816         142,368        441,711
      Others                                                      6,826,828      4,677,482      17,833,369     12,810,729
                                                                -----------    -----------     -----------    -----------
                                                                  7,561,652      4,791,298      20,361,520     13,252,440
                                                                -----------    -----------     -----------    -----------
Gross profit                                                        743,324        623,200       1,997,979      1,622,522
                                                                -----------    -----------     -----------    -----------
Operating expenses:
     Sales and marketing                                             38,343         17,266          67,803         25,284
     General and administrative:
       Related parties                                               21,315         21,315          63,947         63,947
       Others                                                       459,864        402,159       1,285,740        932,617
                                                                -----------    -----------     -----------    -----------
Total operating expenses                                            519,522        440,740       1,417,490      1,021,848
                                                                -----------    -----------     -----------    -----------
Income from operations                                              223,802        182,460         580,489        600,674
                                                                -----------    -----------     -----------    -----------
Other income (expense):
     Interest expense                                              (154,961)       (37,119)       (269,868)       (49,776)
     Amortization of finance costs                                  (41,280)       (10,437)        (65,511)       (13,086)
     Gain on value of derivative liabilities                             --        442,119              --        478,073
     Interest income                                                 41,408          8,469         120,144          8,469
     Gain on disposal of assets, related party                       36,974         18,421          82,632        225,679
     Other income                                                    22,209             --          58,276             --
     Share of associate companies' losses                                --        (13,553)             --        (20,132)
                                                                -----------    -----------     -----------    -----------
                                                                    (95,650)       407,900         (74,327)       629,227
                                                                -----------    -----------     -----------    -----------
Income from continuing operations before
     income tax and minority interest                               128,152        590,360         506,162      1,229,901
Income tax expense                                                  (91,553)       (16,579)       (169,974)      (49,474)
                                                                -----------    -----------     -----------    -----------
Income from continuing operations before
     minority interest                                               36,599        573,781         336,188      1,180,427
Minority interest                                                    15,982        (37,788)         31,612       (114,347)
                                                                -----------    -----------     -----------    -----------
Income from continuing operations                                    52,581        535,993         367,800      1,066,080

Discontinued operations (material handling subsidiaries):
   loss from discontinued operations,
       net of $0 income tax                                              --        (27,848)             --       (129,221)
                                                                -----------    -----------     -----------    -----------
Net income                                                      $    52,581    $   508,145     $   367,800    $   936,859
                                                                ===========    ===========     ===========    ===========

                                   (continued)


               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Restated)
                                   (Unaudited)



                                                                     Three months ended              Nine months ended
                                                                        September 30,                  September 30,
                                                                     2005           2004           2005            2004
                                                                    ------         -------        ------          -------

Net income                                                        $    52,581     $  508,145     $   367,800    $   936,859
Preferred stock dividend                                              (58,208)      (158,788)       (391,870)      (213,954)
Accretion to preferred stock redemption value                      (2,761,355)      (350,126)     (3,312,689)      (442,137)
Early redemption penalty on preferred stock                          (302,994)            --        (302,994)            --
                                                                  -----------    -----------     -----------    -----------
Net (loss) income applicable to common shareholders               $(3,069,976)   $      (769)    $(3,639,753)   $   280,768
                                                                  ===========    ===========     ===========    ===========


Net (loss) income per common share from continuing operations:
     Basic and diluted                                            $      (.03)   $         *     $      (.04)   $         *
                                                                  ===========    ===========     ===========    ===========



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
                                                                  ===========    ===========     ===========    ===========


* Less than $.01 per share

           See accompanying notes to consolidated financial statements

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Restated)
                                   (Unaudited)

                                                                                             Nine Months Ended
                                                                                               September 30
                                                                                           2005                 2004
                                                                                         --------             --------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net cash used in operating activities                                          $        (533,693)   $        (419,528)
                                                                                    -----------------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from disposal of equipment                                                       35,526                   --
     Purchase of equipment                                                                    (85,981)             (19,683)
     Proceeds from sale of investment in associate companies                                   13,158                   --
     Cash acquired on business acquisition                                                      1,381                   83
                                                                                    -----------------    -----------------
           Net cash used in investing activities                                              (35,916)             (19,600)
                                                                                    -----------------    -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Increase in restricted cash                                                             (130,610)                  --
     Net increase in bank borrowings                                                          173,343                   --
     Proceeds from issuance of common stock                                                   976,722              512,000
     Proceeds from issuance of convertible term note, net                                          --              470,323
     Payment of preferred dividend                                                           (256,666)                  --
     Payment of term note and subsidiary preferred stock                                     (238,390)                  --
     Payment of expenses in connection with:
       subsidiary preferred stock issuance                                                         --             (296,323)
     Payment of term note                                                                          --               (5,762)
     Net repayment of advances to affiliated company                                          (81,125)             (45,593)
     Net repayment of advances to a director                                                  (55,670)             (37,906)
     Proceeds from term loans                                                                  48,131                   --
     Payment of term loan                                                                     (52,046)                  --
     Payment of obligation under capital leases                                               (25,159)             (29,150)
                                                                                    -----------------    -----------------
           Net cash provided by financing activities                                          358,530              567,589
                                                                                    -----------------    -----------------

Net (decrease) increase in cash                                                              (211,079)             128,461
Net cash provided by (used in) discontinued operations                                        143,417              (12,737)
Cash, beginning of period                                                                      92,493              244,919
                                                                                    -----------------    -----------------
Cash, end of period                                                                 $          24,831    $         360,643
                                                                                    =================    =================

Supplemental disclosure of non-cash investing and financing activities:

Accretion of preferred stock redemption value                                       $       3,312,689    $         442,137
                                                                                    =================    =================
Conversion of accrued term note and related accrued interest into
   common stock                                                                     $         122,581    $         213,954
                                                                                    =================    =================
Restricted cash (paid) received in exchange for
   preferred stock of subsidiary                                                    $      (6,105,138)   $       6,500,000
                                                                                    =================    =================
Issuance of common stock for services rendered by a consultant                      $              --    $         133,500
                                                                                    =================    =================
Issuance of common stock for payment of term note and preferred
   stock of subsidiary                                                              $         800,000    $              --
                                                                                    =================    =================

                                   (Continued)


               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Restated)
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
                                                                                                          ==============

           See accompanying notes to consolidated financial statements

                       SECURED DIGITAL APPLICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)


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

RESTATEMENT OF 2005 CONSOLIDATED FINANCIAL STATEMENTS


Subsequent to the issuance of the Company's September 30, 2005 consolidated financial statements, and based upon a further evaluation of the factors utilized in determining the accounting and presentation of a May 2004 issuance of preferred stock of a subsidiary, a convertible term note and related warrants, the Company determined that both the preferred stock of a subsidiary and the convertible term note contained embedded derivatives that must be bifurcated from their host instruments (See notes 8 and 9). Accordingly, the Company's 2005 and 2004 consolidated financial statements have been restated, resulting in the following:
1. A decrease in net income of $180,609 and $109,090 for the nine and three months ended September 30, 2005 (less than $.01 per share for both periods), respectively.
2. An increase in net income of $441,732 and $412,733 for the nine and three months ended September 30, 2004 (less than $.01 per share for both periods), respectively.
3. An increase in net loss available to common shareholders of $2,649,465 ($.04 per share) and $2,016,612 ($.03 per share) for the nine and three months ended September 30, 2005, respectively.
4. A decrease in net income available to common shareholders of $405 (less than $.01 per share) for the nine months ended September 30, 2004 and a decrease in net loss available to common shareholders of $62,307 (less than $.01 per share) for the three months ended September 30, 2004.
5. There was no change to shareholders' equity at September 30, 2005.

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




                                                            Three Months Ended                  Nine Months Ended
                                                      September 30,     September 30,    September 30,     September 30,
                                                          2005              2004              2005             2004
                                                      -------------     -------------    --------------    -------------
                                                       (Restated)        (Restated)        (Restated)        (Restated
Net income (loss)                                                  $53   $          508  $            368  $           937
Preferred stock dividends                                          (58)            (159)             (392)            (214)
Accretion to preferred stock redemption value                   (2,761)            (350)           (3,313)            (442)
Early redemption penalty on preferred stock                       (303)              --              (303)              --
                                                    ------------------ ---------------- ----------------- ----------------
Net (loss) income applicable to common              $           (3,069)  $           (1) $         (3,640) $           281
shareholders
                                                    ================== ================ ================= ================

Weighted average shares outstanding - basic                    117,854           91,148           102,998           94,581
                                                    ================== ================ ================= ================

Net (loss) income per share - basic                 $             (.03) $             *  $           (.04) $             *
                                                    ================== ================ ================= ================

*  less than $.01 per share


                                                              Three Months Ended                   Nine Months Ended
                                                        September 30,      September 30,    September 30,   September 30,
                                                            2005               2004              2005           2004
                                                         (Restated)         (Restated)       (Restated)      (Restated)
                                                    ------------------ ---------------- ----------------- ----------------
Weighted average shares outstanding - basic                    117,854           91,148           102,998           94,581
Common stock issuable to consultant                              1,079               --               534              436
Dilutive stock options and warrants                                 --               --                --              172

                                                    ------------------ ---------------- ----------------- ----------------
Weighted average shares outstanding - diluted                  118,933           91,148           103,532           95,189
                                                    ================== ================ ================= ================

Net (loss) income per share -diluted                                **              N/A                ** $              *
                                                    ================== ================ ================= ================

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


b) Customer relationships with a cost of $59,423 were acquired on April 30, 2005, and are being amortized using the straight line method over its estimated life of 3 years. Amortization expense for the nine-month period ended September 30, 2005 was $8,255, and accumulated amortization at September 30, 2005 was $8,255.


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


Had compensation cost for options been determined based on the fair value at the grant date consistent with the method prescribed under SFAS No. 123, the Company's pro forma net income and net income per share would have been as follows:


                                                                 THREE MONTHS ENDED                NINE MONTHS ENDED
                                                              September 30     September 30  September 30   September 30
                                                                   2005           2004           2005            2004
                                                               -----------      -----------   -----------     -----------
                                                                (Restated)      (Restated)     (Restated)      (Restated)
Net income (loss) applicable to common shareholders           $  (3,069,976)  $        (769)  $ (3,639,753)  $     280,768
Add: Stock-based employee compensation expense
        included in reported net income, net of related tax           4,790          40,094         22,409         40,094
Less: Total stock-based employee compensation expense
         determined under fair value based method for all
         awards, net of related tax effects                         (29,000)        (76,100)       (93,000)       (76,100)
                                                              -------------   -------------   ------------   ------------
---------------
Pro forma net income (loss)                                   $  (3,094,186)  $     (36,775)  $ (3,710,344)  $     244,762
                                                              =============   =============   ============   =============
Income (loss) per share:
 Basic and diluted - as reported                              $        (.03)  $           *   $       (.04)  $           *
                                                              =============   =============   ============   =============
 Basic and diluted - pro forma                                $        (.03)  $           *   $       (.04)  $           *
                                                              =============   =============   ============   =============
* Less than $.01 per share

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
                                                           ===============

The following unaudited proforma financial information presents results of operations as if the above acquisitions had occurred at the beginning of the respective three and nine-month periods ended September 30, 2005 and 2004:

                                                             Three Months Ended                  Nine Months Ended
                                                                September 30                       September 30
                                                           2005             2004              2005              2004
                                                       (Restated)        (Restated)         (Restated)      (Restated)
Revenues                                             $      8,304,976  $     6,536,493  $     22,388,272  $    17,710,919
                                                     ================  ===============  ================  ===============
Net income                                           $         46,134  $       427,535  $        358,536  $       700,207
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

4.   RESTRICTED CASH
7
Restricted cash of $481,880 as of September 30, 2005 included $464,837 (RM1,766,000) deposited with financial institutions in Malaysia. This restricted cash represents time deposit accounts used as collateral for trade financing and bank overdraft facilities granted to GIH and GZ. The time deposit accounts have a maturity period of one year and are automatically renewed on an annual basis. The time deposit accounts earn interest at an aggregate rate of 3.7% per annum. Interest earned on the time deposits is to be added on and rolled over with the principal sum.

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

8.   CONVERTIBLE TERM NOTES


On May 28, 2004, the Company entered into a Securities Purchase Agreement("SPA") with an unrelated investors group (the "Master Fund") under which the Company obtained $500,000 funding through the sale of a Convertible Term Note(the "Note") in the principal amount of $500,000. Some of the significant terms of the Note included the following:

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

In 2004, the Company recorded an initial liability of $246,681 for the value of the embedded liability. The initial value of the embedded liability is amortized over the term of the Note. For the nine and three months ended September 30, 2005 and 2004, the Company recognized amortization expense of $179,862, $26,551, $119,180 and $21,721, respectively, and is included in interest expense.

In 2004, the Company recorded debt discount and amortization costs of $95,346, which included the initial value of the warrants of $62,525. These costs are amortized over the term of the Note. Amortization in the amount of $65,511, $13,086, $41,280 and $10,437 for the nine and three months ended September 30, 2005 and 2004, respectively, is included in amortization of debt issuance costs in the statement of operations.

On August 1, 2005, the Company entered into an agreement for the early repayment of the Note (see note 9) and recognized an early redemption penalty of $16,164.

A summary of the status of the discounted principal and interest amount of the Note from January 1, 2005 through September 30, 2005 is presented below:

                                                                                        Derivative
                                          Total            Interest         Principal    Liability     Issue Costs         Net
                                     ----------------  -------------- ---------------- ------------ ----------------  -------------
Balance as of January 1, 2005        $        426,470  $           -- $        426,470 $    179,862    $      65,511  $     181,097
Interest through July 31, 2005                 18,381          18,381               --           --               --             --
Amortization through July 31, 2005                 --              --               --     (140,098)         (51,536)       191,634
Conversion in April 2005 (a)                  (52,770)         (8,653)         (44,117)     (17,119)          (6,076)       (20,922)
Conversion in May 2005 (b)                    (17,412)         (2,707)         (14,705)      (5,534)          (1,947)        (7,224)
Conversion June 1, 2005 (c)                   (17,249)         (2,544)         (14,705)      (5,359)          (1,869)        (7,477)
Conversion June 16, 2005 (d)                  (14,705)             --          (14,705)      (5,360)          (1,869)        (7,476)
Conversion July 12, 2005 (e)                  (20,445)         (2,304)         (18,141)      (6,392)          (2,214)        (9,535)
Early payment penalty                          16,164          16,164               --           --               --             --
Repaid on August 1, 2005                     (338,434)        (18,337)        (320,097)          --               --       (320,097)
                                     ----------------  -------------- ---------------- ------------    -------------  -------------
Balance as of September 30, 2005     $             --  $           -- $             -- $         --    $          --  $          --
                                     ================  ============== ================ ============    =============  =============

a) On April 25, 2005, the Master Fund converted $20,922 discounted principal of the note and $8,653 of accrued interest to 383,701 shares of the Company's common stock.
b) On May 5, 2005, the Master Fund converted $7,224 discounted principal of the note and $2,707 of accrued interest to 140,311 shares of the Company's common stock.
c) On June 1, 2005, the Master Fund converted $7,477 discounted principal of the note and $2,544 of accrued interest to 163,132 shares of the Company's common stock.
d) On June 16, 2005, the Master Fund converted $7,476 discounted principal of the note to 147,649 shares of the Company's common stock.
e) On July 12, 2005, the Master Fund converted $9,535 discounted principal of the note and $2,304 of accrued interest to 250,000 shares of the Company's common stock.
f) On August 1, 2005, the Company repaid the entire outstanding balance of the Note and redeemed the convertible preferred stock of a subsidiary (see Note
     9).

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

A summary of the status of the Voting Preferred and dividend accrued since January 1, 2005 and changes through September 30, 2005 is presented below:


                                                              Total          Dividend        Stated
                                                                                             Amount
                                                          ------------      -----------   -----------
Balance as of January 1, 2005                             $    138,333      $   128,333   $    10,000
Dividend through September 30, 2005                            128,333          128,333            --
Conversion to common stock in August 2005                      (10,000)             --        (10,000)
Payment in August 2005                                        (256,666)        (256,666)           --
                                                          ------------      -----------   -----------
Balance September 30, 2005                                $         --      $        --   $        --
                                                          ============      ===========   ===========


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

On April 25, 2005, the Company and the Master Fund executed an amendment to certain agreements governing the terms under which the Note and Series A Preferred issued to the Master Fund may be converted into the common stock of the Company. Under the terms of the amendment, the Master Fund may convert the remaining Note and the first $2,000,000 Series A Preferred at a price equal to 85 percent of the average of the five lowest closing prices during the 22 trading days prior to the date of conversion (whether as principal repayment or accrued and unpaid interest or dividends), subject to a minimum conversion priceof $0.07 per share.

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

Black-Scholes valuations were performed on the derivative liability associated with the Series A Preferred and the related warrants. In 2004, the Company recorded an initial derivative liability of $3,206,857. The initial value of the derivative liability is being accreted over three years based on management's estimate of the expected term. For the nine and three months ended September 30, 2005 and 2004, accretion amounted to $2,530,487, $253,329, $2,140,988 and
$190,538, respectively, and is included in accretion to preferred stock redemption value.

In 2004, the Company recorded issuance costs of $1,051,927, which included the initial value of the warrants of $625,248. These costs are amortized over three years. Amortization of issuance costs totaled $782,202, $188,808, $620,367 and $159,588 for the nine and three months ended September 30, 2005 and 2004, respectively, and is included in accretion to preferred stock redemption value.

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

A summary of the status of the Series A Preferred and dividend thereon from January 1, 2005 through September 30, 2005 is presented below:


                                          Total        Dividend/     Series A     Embedded       Issue         Net
                                                     Redemption      Stated       Liability      Costs        Carrying
                                                        Penalty      Amount                                    Value
                                     -------------  ------------  --------------  -----------  -----------  -------------
Balance as of January 1, 2005        $   6,238,563  $    238,563  $    6,000,000  $2, 530,487  $   782,202  $   2,687,311
Dividend through
 September 30, 2005                        263,537       263,537              --           --           --             --
Amortization                                    --            --              --   (2,530,487)    (782,202)     3,312,689
Early redemption penalty                   302,994       302,994              --           --           --           --
Redeemed on August 1, 2005              (6,805,094)     (805,094)     (6,000,000)          --           --     (6,000,000)
                                     -------------  ------------  --------------  -----------  ------------ -------------
Balance September 30, 2005           $          --  $         --  $           --  $        --  $        --  $          --
                                     =============  ============  ==============  ===========  ============ =============

The following table summarizes the August 1, 2005 transaction with the Master
Fund:

                                                                      Total             Interest/            Discounted
                                                                                        Dividend             Principal/
                                                                                                              Series A
                                                                                                              Carrying
                                                                                                               Amount
                                                                ----------------    ----------------    ------------------
Balance as of August 1, 2005
Term note                                                       $        322,270    $          2,173    $          320,097
Series A Preferred                                                     6,502,100             502,100             6,000,000
                                                                ----------------    ----------------    ------------------
Total                                                                  6,824,370    $        504,273    $        6,320,097
Paid from restricted cash                                             (6,105,138)   ================    ==================
Cash payment                                                            (238,390)
Common stock issued (a)                                                 (800,000)
                                                                ----------------
Early payment/redemption penalty (b)                            $       (319,158)
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

                                                    Applications      Material       Gallant        Corporate        Total
                                                                      Handling
                                                   --------------  -----------     -------------   -------------  ------------
Three-month period ended September 30, 2005 (Restated):

Revenue:
   Related parties                                 $      147,105  $           --  $          --   $          --  $    147,105
   Others                                               7,210,740          83,048        864,083              --     8,157,871
                                                   --------------  --------------  -------------   -------------  ------------
                                                        7,357,845          83,048        864,083              --     8,304,976
Cost of revenue                                         6,744,868          76,614        740,170              --     7,561,652
                                                   --------------  --------------  -------------   -------------  ------------
Gross profit                                       $      612,977  $        6,434  $     123,913   $          --  $    743,324
                                                   ==============  ==============  =============   =============  ============
Income (loss) from operating segments              $      140,460  $        9,029  $      12,182   $    (109,090) $     52,581
                                                   ==============  ==============  =============   =============  ============
Depreciation expense                               $       55,645  $        3,678  $       7,380   $          --
                                                   ==============  ==============  =============   =============
Interest expense                                   $       51,171  $           --  $      15,276   $      88,514
                                                   ==============  ==============  =============   =============
Interest income                                    $       29,526  $           --  $      11,882   $          --
                                                   ==============  ==============  =============   =============
Income tax expense                                 $       54,274  $           --  $      37,279   $          --
                                                   ==============  ==============  =============   =============
Expenditures for additions to long lived assets    $        3,218  $        1,181  $       6,722   $          --
                                                   ==============  ==============  =============   =============

Three-month period ended September 30, 2004 (Restated):

Revenue:
   Related parties                                 $      379,210  $           --  $          --   $              $    379,210
   Others                                               4,903,211         132,077             --              --     5,035,288
                                                   --------------  --------------  -------------   -------------  ------------
                                                        5,282,421         132,077             --              --     5,414,498
Cost of revenue                                         4,677,447         113,851             --              --     4,791,298
                                                   --------------  --------------  -------------   -------------  ------------

Gross profit                                       $      604,974  $       18,226  $          --   $          --  $    623,200
                                                   ==============  ==============  =============   =============  ============
Income (loss):
   from operating segments                         $      126,997  $       (3,437) $          --   $     412,433  $    535,993
   from discontinued operations                            11,589         (39,437)            --              --       (27,848)
                                                   --------------  --------------  -------------   -------------  ------------
                                                   $      138,586  $      (42,874) $          --   $     412,433  $    508,145
                                                   ==============  ==============  =============   =============  ============
Depreciation expense                               $       59,071  $        4,222  $          --   $          --
                                                   ==============  ==============  =============   =============
Interest expense                                   $           --  $           --  $          --   $      37,119
                                                   ==============  ==============  =============   =============
Interest income                                    $        8,469  $           --  $          --   $          --
                                                   ==============  ==============  =============   =============
Share of associate companies losses                $           --  $      (13,553) $          --   $          --
                                                   ==============  ==============  =============   =============
Income tax expense                                 $       16,579  $           --  $          --   $          --
                                                   ==============  ==============  =============   =============
Expenditures for additions to long lived assets    $        3,752  $        5,012  $          --   $          --
                                                   ==============  ==============  =============   =============

12.  SEGMENT INFORMATION (continued)

                                                    Applications      Material         Gallant    Corporate          Total
                                                                      Handling
                                                   ---------------   ------------  ------------- ---------------    --------------
Nine-month period ended September 30, 2005 (Restated):

Revenue:
   Related parties                                 $      323,000  $           --  $          --              --    $      323,000
   Others                                              18,913,976         277,137      2,845,386              --        22,036,499
                                                   ---------------   ------------  ------------- ---------------    --------------
                                                       19,236,976         277,137      2,845,386              --        22,359,499
Cost of revenue                                        17,656,756         261,332      2,443,432              --        20,361,520
                                                   ---------------   ------------  ------------- ---------------    --------------
Gross profit                                       $    1,580,220  $       15,805  $     401,954 $            --    $    1,997,979
                                                   ==============  ==============  ============= ===============    ==============
Income (loss) from operating segments              $      514,504  $         (966) $      34,871 $      (180,609)   $      367,800
                                                   ==============  ==============  ============= ===============    ==============
Depreciation expense                               $      177,041  $       11,611  $      22,287 $            --
                                                   ==============  ==============  ============= ===============
Interest expense                                   $       70,285  $           --  $      50,387 $       149,196
                                                   ==============  ==============  ============= ===============
Interest income                                    $      108,262  $           --  $      11,882 $            --
                                                   ==============  ==============  ============= ===============
Income tax expense                                 $      132,695  $           --  $      37,279 $            --
                                                   ==============  ==============  ============= ===============
Expenditures for additions to long lived assets    $        3,218  $        1,181  $      81,581 $            --
                                                   ==============  ==============  ============= ===============
Nine-month period ended September 30, 2004 (Restated):

Revenue:
   Related parties                                 $    1,193,685  $           --  $          -- $            --    $    1,193,685
   Others                                              13,266,368         414,909             --              --        13,681,277
                                                   ---------------   ------------  ------------- ---------------    --------------
                                                       14,460,053         414,909             --              --        14,874,962
Cost of revenue                                        12,885,210         367,230             --              --        13,252,440
                                                   ---------------   ------------  ------------- ---------------    --------------
Gross profit                                       $    1,574,843  $       47,679  $          -- $            --    $    1,622,522
                                                   ==============  ==============  ============= ===============    ==============
Income (loss):
   from operating segments                         $      691,947  $      (67,599) $          -- $       441,732    $    1,066,080
   from discontinued operations                            (4,225)       (124,996)            --              --          (129,221)
                                                   ---------------   ------------  ------------- ---------------    --------------
                                                   $      687,722  $     (192,595) $          -- $       441,732    $      936,859
                                                   ==============  ==============  ============= ===============    ==============
Depreciation expense                               $      176,606  $       11,937  $          -- $            --
                                                   ==============  ==============  ============= ===============
Interest expense                                   $           --  $          --   $          -- $        49,776
                                                   ==============  ==============  ============= ===============
Interest income                                    $        8,469  $           --  $          -- $            --
                                                   ==============  ==============  ============= ===============
Share of associate companies losses                $           --  $      (20,132) $          -- $            --
                                                   ==============  ==============  ============= ===============
Income tax expense                                 $       49,474  $           --  $          -- $            --
                                                   ==============  ==============  ============= ===============
Expenditures for additions to long lived assets    $        6,452  $       13,231  $          -- $            --
                                                   ==============  ==============  ============= ===============

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

GENERAL AND ADMINISTRATIVE EXPENSES


General and administrative expenses were $481,179 for the three months ended September 30, 2005, compared to $423,474 for the three months ended September 30, 2004, an increase of $57,705 or 14%. The increase in general and administrative expenses was mainly attributable to additional expenses incurred by the Gallant subsidiaries and higher expenses incurred for consulting fees, compensation expenses, public relations services, maintenance expenses and rental expenses. The Gallant subsidiaries' general and administrative expenses contributed $117,319 or 24% of total general and administrative expenses for 2005.


INTEREST EXPENSE

Interest expense increased by $117,842 or 317%, to $154,961 for three months ended September 30, 2005 as compared to $37,119 for the three months ended September 30, 2004. Interest expense for the three months ended September 30, 2005, included $15,276 incurred by the Gallant subsidiaries, $2,173 related to a $500,000 convertible term note issued on May 28, 2004, $16,164 related to a penalty on the early payment of the convertible term note and $119,180 related to the amortization of the derivative liability associated with the term note. These accounted for approximately 10%, 1%, 10% and 77%, respectively, of total interest expense for the three months ended September 30, 2005. Interest expense for the three months ended September 30, 2004 included $10,400 related to a $500,000 convertible term note issued on May 28, 2004 and $21,721 related to the amortization of the derivative liability associated with the term note. These accounted for approximately 28% and 59%, respectively, of total interest expense for the three months ended September 30, 2004.

AMORTIZATION OF DEBT ISSUANCE COSTS

Amortization of finance costs of $41,280 in 2005 and $10,437 in 2004 relate to the issuance of preferred stock of a subsidiary and a term note on May 28, 2004. See a further discussion in the Liquidity and Capital Resources section.

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

INCOME FROM CONTINUING OPERATIONS


The Company had income from continuing operations of $52,581 for the three months ended September 30, 2005, as compared to $535,993 for the three months ended September 30, 2004. Income from continuing operations for the three months ended September 30, 2005 and 2004 included recognition of a deferred gain of $36,974 and $18,421, respectively. In addition, the Company recognized a gain on the value of derivative liabilities of $442,119 for the three months ended September 30, 3004. Excluding these non-recurring transactions, income from continuing operations would have been $15,607 and $75,453 for the three months ended September 30, 2005 and 2004, respectively.

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

GENERAL AND ADMINISTRATIVE EXPENSES


General and administrative expenses were $1,349,687 for the nine months ended September 30, 2005, compared to $996,564 for the nine months ended September 30, 2004, an increase of $353,123 or 35%. The increase in general and administrative expenses was mainly attributable to additional expenses incurred by the Gallant subsidiaries and higher expenses incurred for consulting fees, compensation expenses, public relations services, maintenance expenses and higher rental expenses. The Gallant subsidiaries' general and administrative expenses contributed $412,351 or 31% of total general and administrative expenses for 2005.


INTEREST EXPENSE

Interest expense increased by $220,092 or 442%, to $269,868 for nine months ended September 30, 2005 as compared to $49,776 for the nine months ended September 30, 2004. Interest expense for the nine months ended September 30, 2005, included $50,387 incurred by the Gallant subsidiaries, $18,381 related to the $500,000 convertible term note issued on May 28, 2004, $16,164 related to a penalty on the early payment of the convertible term note and $179,862 related to the amortization of the derivative liability associated with the term note. These accounted for approximately 19%, 7%, 6% and 67%, respectively, of total interest expense for the nine months ended September 30, 2005. Interest expense for the nine months ended September 30, 2004 included $13,500 related to the $500,000 convertible term note issued on May 28, 2004, and $26,551 related to the amortization of the derivative liability associated with the term note. These accounted for approximately 27% and 53%, respectively, of total interest expense for the nine months ended September 30, 2004.

AMORTIZATION OF DEBT ISSUANCE COSTS

Amortization of finance costs of $65,511 in 2005 and $13,086 in 2004 relate to the issuance of preferred stock of a subsidiary and a term note on May 28, 2004. See a further discussion in the Liquidity and Capital Resources section.


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

INCOME FROM CONTINUING OPERATIONS


The Company had income from continuing operations of $367,800 for the nine months ended September 30, 2005, as compared to $1,066,080 for the nine months ended September 30, 2004. Income from continuing operations for the nine months ended September 30, 2005 and 2004 included recognition of a deferred gain of $82,632 and $225,679, respectively. In addition, the Company recognized a gain on the value of derivative liabilities of $478,073 for the nine months ended September 30, 3004. Excluding these non-recurring transactions, the recorded income from continuing operations would have been $285,168 and $362,328, respectively, for the nine months ended September 30, 2005 and 2004.


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


On August 1, 2005, the Company entered into an agreement whereby it waived a limitation on the number of shares that could be converted and held by the Master Fund in order to permit conversions by the Master Fund under the Note and Series A Preferred into 9,756,098 shares of common stock. The conversion was made in connection with an agreement, also dated August 1, 2005, whereby the Master Fund agreed to accept $800,000, payable in common stock, and $6,343,000 in cash, in consideration for the early repayment of the Note and redemption of the Series A Preferred. Following the repayment of the Note and redemption of the Series A Preferred on August 1, 2005, the Company refunded the entire balance of approximately $6.1 million in the restricted account to the Master Fund and recognized an early redemption penalty of $302,994 on the Series A Preferred and an early payment penalty of $161640 on the Note.


A summary of the status of the discounted principal and interest amount of the Note from January 1, 2005 through September 30, 2005 is presented below:

                                                                                       Derivative
                                       Total             Interest       Principal       Liability     Issue Costs            Net
                                     ----------------  -------------- ---------------- ------------ ----------------  -------------
Balance as of January 1, 2005        $        426,470  $           -- $        426,470 $    179,862 $         65,511  $     181,097
Interest through July 31, 2005                 18,381          18,381               --           --               --             --
Amortization through July 31, 2005                 --              --               --     (140,098)         (51,536)       191,634
Conversion in April 2005 (a)                  (52,770)         (8,653)         (44,117)     (17,119)          (6,076)       (20,922)
Conversion in May 2005 (b)                    (17,412)         (2,707)         (14,705)      (5,534)          (1,947)        (7,224)
Conversion June 1, 2005 (c)                   (17,249)         (2,544)         (14,705)      (5,359)          (1,869)        (7,477)
Conversion June 16, 2005 (d)                  (14,705)             --          (14,705)      (5,360)          (1,869)        (7,476)
Conversion July 12, 2005 (e)                  (20,445)         (2,304)         (18,141)      (6,392)          (2,214)        (9,535)
Early payment penalty                          16,164          16,164               --           --               --             --
Repaid on August 1, 2005                     (338,434)        (18,337)        (320,097)          --               --       (320,097)
                                     ----------------  -------------- ---------------- ------------ ----------------  -------------
Balance as of September 30, 2005     $             --  $           -- $             -- $         -- $             --  $          --
                                     ================  ============== ================ ============ ================  =============

a) On April 25, 2005, the Master Fund converted $20,922 discounted principal of the note and $8,653 of accrued interest to 383,701 shares of the Company's common stock.
b) On May 5, 2005, the Master Fund converted $7,224 discounted principal of the note and $2,707 of accrued interest to 140,311 shares of the Company's common stock.
c) On June 1, 2005, the Master Fund converted $7,477 discounted principal of the note and $2,544 of accrued interest to 163,132 shares of the Company's common stock.
d) On June 16, 2005, the Master Fund converted $7,476 discounted principal of the note to 147,649 shares of the Company's common stock.
e) On July 12, 2005, the Master Fund converted $9,535 discounted principal of the note and $2,304 of accrued interest to 250,000 shares of the Company's common stock.
f) On August 1, 2005, the Company repaid the entire outstanding balance of the Note and redeemed the convertible preferred stock of a subsidiary (see Note
     9).

A summary of the status of the Series A Preferred and dividend thereon from January 1, 2005 through September 30, 2005 is presented below:

                                          Total        Dividend/    Series A      Embedded       Issue          Net
                                                     Redemption      Stated       Liability      Costs        Carrying
                                                        Penalty      Amount                                    Value
                                     -------------  ------------  --------------  -----------  -----------  -------------
Balance as of January 1, 2005        $   6,238,563  $    238,563  $    6,000,000  $2, 530,487  $   782,202  $   2,687,311
Dividend through
 September 30, 2005                        263,537       263,537              --           --           --             --
Amortization                                    --            --              --   (2,530,487)    (782,202)     3,312,689
Early redemption penalty                   302,994       302,994              --           --           --             --
Redeemed on August 1, 2005              (6,805,094)     (805,094)     (6,000,000)          --           --     (6,000,000)
                                     -------------  ------------  --------------  -----------  -----------  -------------
Balance September 30, 2005           $          --  $         --  $           --  $        --  $        --  $          --
                                     =============  ============  ==============  ===========  ===========  =============

The following table summarizes the August 1, 2005 transaction with the Master
Fund:

                                                                      Total             Interest/            Discounted
                                                                                        Dividend             Principal/
                                                                                                              Series A
                                                                                                              Carrying
                                                                                                               Amount

                                                                ----------------    ---------------     -----------------
Balance as of August 1, 2005
Term note                                                       $        322,270    $         2,173     $         320,097
Series A Preferred                                                     6,502,100            502,100             6,000,000
                                                                ----------------    ---------------     -----------------
Total                                                                  6,824,370    $       504,273     $       6,320,097
Paid from restricted cash                                             (6,105,138)   ===============     =================
Cash payment                                                            (238,390)
Common stock issued (a)                                                 (800,000)
                                                                ----------------
Early payment/redemption penalty (b)                            $       (319,158)
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

A summary of the status of the Voting Preferred and dividend accrued since January 1, 2005 and changes through September 30, 2005 is presented below:


                                                              Total          Dividend          Stated
                                                                                               Amount
                                                           ------------  --------------  ---------------
Balance as of January 1, 2005                             $     138,333  $      128,333  $        10,000
Dividend through September 30, 2005                             128,333         128,333               --
Conversion to common stock in August 2005                       (10,000)             --          (10,000)
Payment in August 2005                                         (256,666)       (256,666)              --
                                                          -------------  --------------  ---------------
Balance September 30, 2005                                $          --  $           --  $            --
                                                          =============  ==============  ===============

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

Contractual Obligations:
                                                                            Payment due by period
                                                                    -------------------------------------
                                                                       Less than
                                                   Total                1 year              1 - 5 years
                                                ----------          --------------        ---------------
Capital lease obligations                   $           49,219    $           43,273    $            5,946
Bank borrowings                             $        1,148,560    $        1,031,108    $          117,452
Operating lease commitments                 $          362,700    $          186,300    $          176,400

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