Form 10QSB
period 2006-06-30
SECURED DIGITAL APPLICATIONS INC
filed 2006-08-14
CIK 940516

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006 OR


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


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such rep orts), and (2) has been subject to such filing requirements for the past 90 days.


Yes  X    No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


           Class                 Number of shares outstanding at August 11, 2006
------------------------------   ----------------------------------------------
Common stock, $.00001 par value                        138,568,546


FORM 10-QSB
2ND QUARTER

                                      INDEX

                                                                                                           Page
PART I  -  FINANCIAL INFORMATION

         ITEM 1. FINANCIAL STATEMENTS

         Consolidated balance sheet as at June 30, 2006 (Unaudited)                                       3 - 4

         Consolidated statements of operations for the three-month and six-month periods
         ended June 30, 2006 and 2005 (Unaudited)                                                         5 - 6


         Condensed consolidated statements of cash flows for the six-month
         periods ended June 30, 2006 and 2005 (Unaudited)                                                 7 - 8


         Notes to consolidated financial statements (Unaudited)                                           9 - 22

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS                                                    23 - 31

         ITEM 3. CONTROLS AND PROCEDURES                                                                    31

PART II - OTHER INFORMATION

         ITEM 1. LEGAL PROCEEDINGS                                                                          32

         ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS                                32

         ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                                            32

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                        32

         ITEM 5. OTHER INFORMATION                                                                          32

         ITEM 6. EXHIBITS                                                                                   32

         SIGNATURES                                                                                         33

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

PART I -  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2006
                                   (Unaudited)



                                     ASSETS

Current assets:
     Cash                                                                       $       116,226
     Trade receivables (including related party of $789,997),
       less allowance for doubtful accounts of $455,822                               8,039,284
     Prepaid expenses                                                                    79,622
     Inventories                                                                        435,072
                                                                                ---------------
      Total current assets                                                            8,670,204
Cash, restricted                                                                        581,803
Property and equipment, net                                                           1,002,258
Customer list                                                                           178,059
License                                                                                  42,250
Goodwill                                                                                851,740
Long-term receivables, related party                                                    144,840
                                                                                ---------------
                                                                                $    11,471,154
                                                                                ===============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Bank overdraft and borrowings                                              $     1,233,657
     Current portion of capital lease obligations                                        35,804
     Current portion of term loans                                                      112,733
     Accounts payable                                                                 1,632,685
     Accrued expenses                                                                   229,865
     Amount due to an affiliated company                                                138,616
     Amount due to a director                                                            64,356
     Income tax payable                                                                 284,406
                                                                                ---------------
              Total current liabilities                                               3,732,122
     Term loans, net of current portion                                                  63,375
     Deferred income tax                                                                168,079
     Deferred gain                                                                      144,840
                                                                                ---------------
              Total liabilities                                                       4,108,416
                                                                                ---------------


                                   (continued)




               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                            JUNE 30, 2006 (CONTINUED)
                                   (Unaudited)





Minority interest                                                                       467,145
                                                                                ---------------
Commitments and contingencies

Shareholders' equity:
     Common stock, $.00001 par value; 350,000,000 shares authorized;
        136,342,742 shares issued                                                         1,363
     Additional paid-in capital                                                       5,902,816
     Common treasury stock, 424,890 shares at cost                                           --
     Options                                                                             94,624
     Warrants                                                                           749,715
     Accumulated loss                                                                   (23,464)
     Accumulated other comprehensive income                                             170,539
                                                                                ---------------
              Total shareholders' equity                                              6,895,593
                                                                                ---------------
                                                                                $    11,471,154
                                                                                ===============

           See accompanying notes to consolidated financial statements

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                      Three months ended               Six months ended
                                                           June 30,                         June 30,
                                                ----------------------------    -------------------------------
                                                     2006             2005          2006                2005
                                                ------------    ------------    ------------       ------------
                                                                  (Restated)                         (Restated)
Revenues:
Products and equipment                          $    442,067    $    890,913    $  1,012,350       $  1,851,866
Services:
  Related parties                                     85,872         130,106         946,153            175,895
  Others                                           8,003,898       6,513,150      16,348,050         12,026,762
                                                ------------    ------------    ------------       ------------
                                                   8,531,837       7,534,169      18,306,553         14,054,523
                                                ------------    ------------    ------------       ------------
Cost of revenues:
Products and equipment                               354,334         846,066         838,446          1,694,906
Services:
  Related parties                                     82,731          13,158         107,365             48,947
  Others                                           7,855,275       6,010,825      15,792,390         11,056,015
                                                ------------    ------------    ------------       ------------
                                                   8,292,340       6,870,049      16,738,201         12,799,868
                                                ------------    ------------    ------------       ------------
Gross profit                                         239,497         664,120       1,568,352          1,254,655
                                                ------------    ------------    ------------       ------------

Operating expenses:
     Sales and marketing                              11,959          12,172          18,833             29,460
     General and administrative:
       Related parties                                36,563          21,316          72,982             42,632
       Others                                        618,074         419,239       1,302,061            825,876
                                                ------------    ------------    ------------       ------------
Total operating expenses                             666,596         452,727       1,393,876            897,968
                                                ------------    ------------    ------------       ------------
Income (loss) from operations                       (427,099)        211,393         174,476            356,687
                                                ------------    ------------    ------------       ------------
Other income (expense):
     Interest expense                                (29,218)        (71,883)        (49,438)          (114,907)
     Amortization of debt issuance costs                  --         (17,454)             --            (24,231)
     Interest income                                   9,127          35,685           9,127             78,736
     Loss on sale of property and equipment           (6,403)             --         (53,812)                --
     Reversal of provision for investment             58,260              --          58,260                 --
     Previously deferred gain on sale of
       technology - related party                     20,549          31,974          44,354             45,658
     Other income                                      3,069          20,330           3,677             36,067
                                                ------------    ------------    ------------       ------------
                                                      55,384          (1,348)         12,168             21,323
                                                ------------    ------------    ------------       ------------
Income (loss) before items listed below             (371,715)        210,045         186,644            378,010
     Income tax                                      (44,466)        (56,053)       (302,304)           (78,421)
     Minority interest                                 3,117          13,495          33,439             15,630
     Gain on foreign currency transactions             5,029              --          58,757                 --
                                                ------------    ------------    ------------       ------------
Net income (loss)                                   (408,035)        167,487         (23,464)           315,219

Preferred stock dividend                                  --        (174,999)             --           (333,662)

Accretion to preferred stock redemption value             --        (275,668)             --           (551,334)
                                                ------------    ------------    ------------       ------------
Net loss applicable to common
 shareholders                                   $   (408,035)   $   (283,180)   $    (23,464)      $   (569,777)
                                                ============    ============    ============       ============

                                   (continued)

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                      Three months ended               Six months ended
                                                           June 30,                         June 30,
                                               -----------------------------   --------------------------------
                                                     2006            2005          2006                2005
                                               -------------   -------------   -------------       ------------
                                                                 (Restated)                         (Restated)
Net income (loss)                                   (408,035)    $   167,487    $    (23,464)      $    315,219

Other comprehensive income:

Foreign currency translation adjustments              14,750              --         152,462                 --
                                                ------------    ------------    ------------       ------------
Comprehensive income (loss)                     $   (393,285)   $    167,487    $    128,998       $    315,219
                                                ============    ============    ============       ============
Net income (loss) per common share:
     Basic and diluted                          $          *    $          *    $          *       $          *
                                                ============    ============    ============       ============
Weighted average shares outstanding:
     Basic                                       133,859,992      95,963,906     132,226,594         95,446,373
                                                ============    ============    ============       ============
     Diluted                                     134,631,200      96,220,053     132,238,494         96,823,812
                                                ============    ============    ============       ============

* Less than $.01 per share


           See accompanying notes to consolidated financial statements

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                     Six Months Ended
                                                                                 June 30,        June 30,
                                                                                   2006            2005
                                                                             ---------------   --------------
                                                                                                 (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net cash used in operating activities                                   $      (25,968)  $     (219,577)
                                                                             --------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from disposal of equipment                                             27,978           35,526
     Purchase of equipment                                                           (2,328)         (74,859)
     Proceeds from sale of investment in associate companies                             --           13,158
     Cash acquired on business acquisition                                               --            1,381
                                                                             --------------   --------------
         Net cash provided by (used in) investing activities                         25,650          (24,794)
                                                                             --------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of common stock                                          80,000           70,000
     Increase in restricted cash                                                    (14,866)         (86,104)
     Net increase in bank borrowings                                                 82,447          183,224
     Net repayment of advances to affiliated company                                 11,392          (19,649)
     Net payment (repayment) of advances from/to a director                         (23,332)            (492)
     Payment of term loan                                                            (8,499)         (37,525)
     Payment of obligation under capital leases                                      (8,836)         (16,250)
                                                                             --------------   --------------
           Net cash provided by financing activities                                118,306           93,204
                                                                             --------------   --------------

FOREIGN CURRENCY TRANSLATION ADJUSTMENT                                             (48,348)              --
                                                                             --------------   --------------
Net increase (decrease) in cash                                                      69,640         (151,167)
Net cash provided by discontinued operations                                             --          143,417
Cash, beginning of period                                                            46,586           92,493
                                                                             --------------   --------------
Cash, end of period                                                          $      116,226   $       84,743
                                                                             ==============   ==============

Supplemental disclosure of cash flow information:

Cash paid for interest                                                       $       47,030   $       45,668
                                                                             ==============   ==============
Cash paid for income taxes                                                   $        7,581   $        3,017
                                                                             ==============   ==============

Supplemental disclosure of non-cash financing activities:

Accretion to preferred stock redemption value                                $           --   $      551,334
                                                                             ==============   ==============
Preferred stock dividend declared                                            $           --   $      333,662
                                                                             ==============   ==============
Conversion of accrued term note and related accrued interest                 $           --   $      102,136
                                                                             ==============   ==============
Issuance of common stock for acquisition of new business                     $           --   $       32,500
                                                                             ==============   ==============

           See accompanying notes to consolidated financial statements

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



BUSINESS ACQUISITION:

Acquisition of subsidiary in April 2005

Net assets acquired:
   Property, furniture and equipment                            $     2,119
   Accounts receivable                                               10,365
   Cash                                                              54,033
   Customer relationships                                            59,423
   Accounts payable                                                 (19,689)
                                                                -----------
                                                                    106,251

Less: Minority interest                                             (21,099)
      Common stock issued                                           (32,500)
      Cash acquired                                                 (54,033)
                                                                -----------
Net cash paid in acquisition of subsidiary                      $    (1,381)
                                                                ===========

           See accompanying notes to consolidated financial statements

                       SECURED DIGITAL APPLICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals)considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2005, as filed with the Securities and Exchange Commission.


RESTATEMENT OF 2005 CONSOLIDATED FINANCIAL STATEMENTS

Subsequent to the issuance of the Company's June 30, 2005 consolidated financial statements, and based upon a further evaluation of the factors utilized in determining the accounting and presentation of a May 2004 issuance of preferred stock of a subsidiary, a convertible term note and related warrants, the Company determined that both the preferred stock of a subsidiary and the convertible term note contained embedded derivatives that must be bifurcated from their host instruments (See notes 7 and 8). Accordingly, the Company's 2005 consolidated financial statements have been restated, resulting in the following:


1. A decrease in net income of $71,519 and $52,837 for the six and three months ended June 30, 2005 (less than $.01 per share for both periods), respectively.

2. A decrease in net income available to common shareholders of $622,853 ($.01 per share) and $328,505 (less than $.01 per share) for the six and three months ended June 30, 2005, respectively.

3. There was a decrease in shareholders' equity of $3,129,555 at June 30, 2005.


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

NET INCOME PER COMMON SHARE

Basic net income per share is calculated by dividing net income applicable to common shareholders by the weighted average number of common shares outstanding for the three and six months ended June 30, 2006 and 2005. Diluted income per share is computed using the weighted average number of shares determined for the basic computations plus the number of shares of common stock that would be issued assuming all contingently issuable shares having a dilutive effect on earnings per share were outstanding for the period. The calculation of basic and diluted income per share is as follows (in thousands, except per-share amounts):


                                                               Three Months Ended                      Six Months Ended
                                                         June 30, 2006       June 30, 2005     June 30, 2006       June 30, 2005
                                                       ------------------  -----------------  ----------------   ----------------
                                                                               (Restated)                          (Restated)
Net income (loss)                                      $             (408) $             167  $            (23)  $            315

Preferred stock dividends                                              --               (175)               --               (334)

Accretion to preferred stock redemption value                          --               (276)               --               (551)
                                                       ------------------  -----------------  ----------------   ----------------
Net income (loss) available to common
shareholders                                           $             (408) $            (284) $            (23)  $           (570)
                                                       ==================  =================  ================   ================

Weighted average shares outstanding - basic                       133,860             95,964           132,227             95,446
                                                       ==================  =================  ================   ================

Net income per share - basic                           $                *  $               *  $              *   $          (0.01)
                                                       ==================  =================  ================   ================

*  less than $.01 per share

                                                               Three Months Ended                      Six Months Ended
                                                         June 30, 2006        June 30,2005     June 30, 2006       June 30,2005
                                                       ------------------  -----------------  ----------------   ----------------
                                                                                (Restated)                         (Restated)
Weighted average shares outstanding - basic                       133,860             95,964           132,227             95,446
Common stock issuable to consultant                                   771                244                11                352
Dilutive stock options and warrants                                    --                 12                --                 26
                                                       ------------------  -----------------  ----------------   ----------------

Weighted average shares outstanding - diluted                     134,631             96,220           132,238             95,824
                                                       ==================  =================  ================   ================

Net income per share - diluted                         $                *  $              **  $              *   $             **
                                                       ==================  =================  ================   ================

* Less than $.01 per share
** Would be antidilutive

For the six and three months ended June 30, 2006, 1,080,000 options and 4,600,000 warrants were excluded from the calculation of earnings per share, as their issuance prices were in excess of the average market price for the period.

GOODWILL AND INTANGIBLE ASSETS

Goodwill, arising from the purchase of PTSB and the Gallant group of companies, represents the purchase price paid and liabilities assumed in excess of the estimated fair value of tangible assets acquired.

Intangible assets consist of a customer list and a Malaysian government registered contractor license acquired in September 2004. The customer list has a gross carrying value of $189,000 and is amortized using the straight line method over its expected life of seven years. Amortization expense for each of the three and six months ended June 30, 2006 and 2005 was $6,750 and 13,500, respectively. The accumulated amortization at June 30, 2006 was $47,250. The registered contractor license has a carrying value of $65,000 and is amortized using the straight line method over its expected life of five years. Amortization expense for each of the three and six months ended June 30, 2006 and 2005 was $3,250 and $6,500, respectively. The accumulated amortization at June 30, 2006 was $22,750.

Customer relationships with a cost of $59,423 were acquired on April 30, 2005, and are being amortized using the straight line method over an expected life of three years. Amortization expense for the three and six months ended June 30, 2006 was $4,953 and $9,906, respectively, and $3,301 for each of the three and six months ended June 30, 2005. Accumulated amortization at June 30, 2006 was $23,114.

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

For the three and six months ended June 30, 2006, provision for income taxes amounted to $44,466 and $302,304 respectively. For the three and six months ended June 30, 2005, provision for income taxes amounted to $56,053 and $78,421, respectively. The provisions are net of the benefit of any available net operating losses, for income tax payable on its operations in Malaysia.


STOCK-BASED COMPENSATION

The Company adopted FAS No. 123R, "Share-Based Payments", effective from January 1, 2006, utilizing the "modified prospective" method as described in the standard. Under the "modified prospective" method, compensation cost is recognized for all Share-based payments granted after the effective date and for all unvested awards granted prior to the effective date. Prior to adoption, the Company accounted for Share-based payments under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and Related interpretations. The Company recognized $3,640 and $8,587 in total stock-based compensation expense during the three months and six months ended June 30, 2006. Total unvested stock-based compensation expense was $22,425 at June 30, 2006 and had a total weighted average remaining term of
3.17 years.

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

Had compensation cost for options been determined based on the fair value at the grant date consistent with the method prescribed under SFAS No. 123, the Company's pro forma net income and net income per share during the three months and six months ended June 30, 2005 would have been as follows:

                                                                     Three Months Ended          Six Months Ended
                                                                          June 30,                    June 30,
                                                                            2005                       2005
                                                                     ------------------          ----------------
                                                                        (Restated)                  (Restated)
Net loss applicable to common stockholders                           $         (283,180)         $       (569,777)
Add: Stock-based employee compensation expense
         included in reported net income, net of related tax                      8,142                    17,619
Less: Total stock-based employee compensation expense
         determined under fair value based method for all
         awards, net of related tax effects                                     (29,000)                  (64,000)
                                                                     ------------------          ----------------
Pro forma net loss                                                   $         (304,038)         $       (616,158)
                                                                     ==================          ================
Loss per share:
 Basic and diluted - as reported                                     $                *          $          (0.01)
                                                                     ==================          ================
 Basic and diluted - pro forma                                       $                *          $          (0.01)
                                                                     ==================          ================

* Less than $.01 per share

The  value  of  the  options  issued  is  calculated  using  the   Black-Scholes
methodology as prescribed by SFAS No. 148 with the following weighted-average assumption for all options granted during the quarter:

                                                 FAS No.123R     FAS No.123
                                                   Expense       Pro forma
                                                   June 30,       June 30,
                                                    2006            2005
                                                  ------------- -------------
Risk free interest rate                               2%            2%-4%
Dividend yield                                        0%               0%

Expected life of option in years                     3.2 years      4.2 years
Expected volatility                                  139% - 163%    115% - 163%


The Company did not issue any options to employees and officers during the six months ended June 30, 2006.


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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") Statement No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements" (SFAS 154). SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The provisions of SFAS 154 are effective for accounting changes and corrections of errors made in fiscal periods beginning after December 15, 2005. The adoption of the provisions of SFAS 154 is not expected to have a material impact on the Company's financial position or results of operations.

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

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) an interpretation of FASB Statement No. 109, Accounting for Income Taxes, which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on de-recognition of a previously recognized tax position, classification, interest and penalties, accounting in interim periods and disclosures. The provisions of FIN 48 are effective beginning January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to the opening balance of retained earnings. The Company will assess the potential impact the adoption of this Interpretation may have on its financial position or results of operations.

RECLASSIFICATIONS

Certain 2005 balances have been reclassified to conform to the current presentation.

3. RESTRICTED CASH

As of June 30, 2006, the Company has the following restricted cash balances:

Cash deposited with financial institutions in Malaysia        $    581,803
                                                              ============


Restricted cash of $581,803 (RM 2,142,664) deposited with financial institutions in Malaysia represent time deposit accounts used as collateral for trade financing and bank overdraft facilities granted to Gallant IT Holdings Sdn Bhd ("GIH")and Gallant Zone (M) Sdn Bhd ("GZ"). The time deposit accounts have a maturity period of one year and are automatically renewed on an annual basis. The time deposit accounts earn interest at an aggregate rate of 3.7% per annum. Interest earned on the time deposits is to be added on and rolled over with the principal sum.

4. BANK OVERDRAFT AND BORROWINGS

As of June 30, 2006, the Company's subsidiaries have the following bank facilities:

                                                                             GIH              GZ              Total
                                                                         -------------     -------------    -------------
Bank overdraft                                                           $     135,767     $     108,612    $     244,379
Trade financing facilities                                                     217,226           868,904        1,086,130
                                                                         -------------     -------------    -------------
Total bank facilities available                                          $     352,993     $     977,516    $   1,330,509
                                                                         =============     =============    =============
Balance utilized as of June 30, 2006                                     $     245,900     $     987,757    $   1,233,657
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

5. RELATED PARTY ACTIVITY

During the three and six months ended June 30, 2006 and 2005, the Company recognized revenue of $85,872, $946,153, $130,106 and $175,895, respectively, for project consulting fees from a related party, pursuant to four consulting contracts. In association with these contracts, during the three and six months ended June 30, 2006 and 2005, the Company recognized costs of revenue amounting to $82,731, $107,365, $13,158 and $48,947, respectively. Included in these costs are fees paid to a company in which Mr. Patrick Lim, the Chairman and Chief Executive Officer of the Company, has a financial interest. The related company, LSH Assets Holdings Sdn Bhd ("LSH") billed fees of $59,500 for the three and six months ended June 30, 2006.


As of June 30,  2006,  accounts  receivable  from  the  related  entity  totaled
$789,997.

At December 31, 2005, long-term receivables, related parties, consisted of $183,098 due from Synervest Sdn Bhd ("SSB"). This amount primarily arose in the year ended December 31, 1998 when the Company sold to SSB assets used in the operations of a subsidiary. Due to the uncertainty of collection of the related receivable, a related gain on the sale of the assets was deferred and is to be recognized only after all costs have been recovered and as payments are received. During the year ended December 31, 2002, payments received by the Company exceeded all remaining costs. The Company received $20,549 $44,354, $31,974 and $45,658 of the outstanding receivable during the three and six months ended June 30, 2006 and 2005, respectively, resulting in a realization of gain on sale of assets, related party for those periods. The deferred gain included in the balance sheet has been reduced accordingly.

General and administrative expenses - related parties for the three and six months ended June 30, 2006 and 2005 totaled $36,563, $72,982, $21,316 and
$42,632, respectively. These expenses included management fees and administrative expenses payable by the Company to LSH. For the three and six months ended June 30, 2006 and 2005, LSH billed the Company administrative expenses of $6,491, $12,982, $6,316 and $12,632, respectively. The Company also incurred management fees of $30,000, $60,000, $15,000 and $30,000 for the three and six months ended June 30, 2006 and 2005, respectively. The management fees were charged on the basis of time spent for the administration and management services provided to the Company.

6. TERM LOANS

As of June 30, 2006, the Company has term loan liabilities of $176,108 (RM 648,571). These term loans, which were granted by financial institutions in Malaysia, are secured by personal guarantees provided by third parties and two directors of GIH and bear interest at 8% - 8.4% per annum.

7. CONVERTIBLE TERM NOTES

On May 28, 2004, the Company entered into a Securities Purchase Agreement ("SPA") with an unrelated investors group (the "Master Fund") under which the Company obtained $500,000 funding through the sale of a Convertible Term Note (the "Note") in the principal amount of $500,000.

On August 1, 2005, the Company repaid the term note in full.

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

8. The SPA also included a condition that required the Company to cause its common stock to be listed on the NASDAQ Smallcap Market, NASDAQ NationalMarket System, the American Stock Exchange or the New York Stock Exchange on or prior to November 15, 2004 ("the Listing Condition").

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

In 2004, the Company recorded an initial liability of $246,681 for the value of the embedded liability. The initial value of the embedded liability was amortized over the term of the Note. For the three and six months ended June 30, 2006 and 2005, the Company recognized amortization expense of $0, $0, $46,305 and $60,682 respectively, and is included in interest expense.

In 2004, the Company recorded debt discount and amortization costs of $95,346, which included the initial value of the warrants of $62,525. These costs were amortized over the term of the Note. Amortization in the amount of $0, $0, $17,454 and $24,231 for the three and six months ended June 30, 2006 and 2005, respectively, is included in amortization of debt issuance costs in the statement of operations.


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

On August 1, 2005, the Company redeemed the outstanding Series A Convertible Preferred Stock in full.

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

Black-Scholes valuations were performed on the derivative liability associated with the Series A Preferred and the related warrants. In 2004, the Company recorded an initial derivative liability of $3,206,857. The initial value of the derivative liability was being accreted over three years based on management's estimate of the expected term. For the three and six months ended June 30, 2006 and 2005, accretion amounted to $0, $0, $194,750 and $389,499, respectively, and is included in accretion to preferred stock redemption value.

In 2004, the Company recorded issuance costs of $1,051,927, which included the initial value of the warrants of $625,248. These costs were amortized over three years. Amortization of issuance costs totaled $0, $0, $80,918 and $161,835 for the three and six months ended June 30, 2006 and 2005, respectively, and is included in accretion to preferred stock redemption value.

9. COMMON STOCK

On June 2, 2005, the Company reissued 250,000 shares of common stock from its treasury stock to a consultant as payment for services rendered to the Company in connection with an acquisition.

On June 2, 2005, the Company reissued from its treasury stock 199,218 shares of common stock at $0.103 per share for total consideration of $20,466; 843,446 shares of common stock on August 9, 2005 at $0.108 per share for total consideration of $91,092; and 295,632 shares of common stock on September 23, 2005 at $0.085 per share for total consideration of $25,129, to a consultant as payment for services rendered to the Company during fiscal 2005. In August 2005, the Company reissued 609,756 shares of its common stock from treasury to an investor for cash of $50,000 in private placement exercises. These shares were issued at a price equal to 85% of the average of the five lowest closing prices of the common stock during the twenty-two trading days prior to the date of issuance, as reported by Bloomberg News Services. On August 9, 2005, the Company reissued from its treasury stock 240,000 shares of common stock at $0.139 per share for a total consideration of $33,360. On September 27, 2005, the Company issued 240,000 shares of common stock at $0.098 per share for a total consideration of $23,520. On February 8, 2006 the Company reissued from its treasury stock 240,000 shares of common stock at $0.09 per share for a total consideration of $21,600 and on May 3, 2006 the Company reissued from its treasury stock 240,000 shares of common stock at $0.09 per share for a total consideration of $21,600 during the three months ended June 30, 2006 to a consultant pursuant to a compensation agreement dated July 15, 2005, under which the Company is to issue an aggregate of 960,000 shares of its common stock, to the consultant as payment for services to be rendered to the Company for the twelve-month period ending July 14, 2006. The 480,000 shares were valued, based on the respective market price on the date of issuance, and the Company recognized compensation expense of $21,600 and $43,520, respectively, for the three and six months ended June 30, 2006.

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

On February 21, 2006, the Company reissued from its treasury stock 500,000 shares of common stock at $0.10 per share for total consideration of $50,000. On June 12, 2006, the Company issued 500,000 shares Of common stock at $0.10 per share for total consideration of $50,000 to a consultant pursuant to a compensation agreement dated September 12, 2005, under which the Company is to issue an aggregate of 2,000,000 shares of its common stock to the consultant at $0.10 per share as payment for services to be rendered to the Company for the twelve-month period ending September 12, 2006. For the three months and six months ended June 30, 2006, the Company recognized compensation expense of $50,000 and $100,000 respectively.

On February 22, 2006, the Company reissued 200,000 shares of common stock from its treasury stock to a consultant as payment for services rendered to the Company over a two year period. The Company recognized $18,000 as compensation expense based on the market value of $0.09 per share on the date of issuance.

On March 8, 2006, the Company reissued 447,058 shares of common stock from its treasury stock to a consultant as payment for services rendered to the Company for total consideration of $40,235 based on the market value of $0.09 per share on the date of issuance. On June 12, 2006, the Company issued 568,994 shares and 776,501 shares of common stock to a consultant as payment for services rendered to the Company for total consideration of $48,364 and $67,944, respectively based on the market value of $0.085 per share and $0.0875 per share, respectively on the date of issuance. As of June 30,2006, the Company had a balance of 424,890 repurchased shares in its treasury.

On June 12, 2006, the Company issued 1,000,000 shares of common stock to a consultant as payment for services rendered to the Company over a year period. The Company recognized $90,000 as compensation expense based on the market value of $0.09 per share on the date of issuance.

On June 12, 2006, the Company issued 185,759 shares of common stock to a consultant as payment for advance of working capital to a subsidiary of the Company for total consideration of $15,000 based on the market value of $0.08075 per share on the date of issuance.

On July 27, 2006, the Company issued 650,457 restricted shares of common stock to a consultant as payment for services rendered to the Company for a total consideration of $45,532 based on the market value of $0.07 per share on the date of issuance.

On July 27, 2006, the Company issued 650,457 shares of common stock to a consultant as payment for services rendered to the Company for a total consideration of $45,532 based on the market value of $0.07 per share on the date of issuance.

On August 10, 2006, the Company issued 500,000 shares of common stock at $.10 per share for total consideration of $50,000 to a consultant pursuant to a compensation agreement dated September 2005, under which the Company is to issue an aggregate of 2,000,000 shares of its common stock to the consultant at $.10 per share as payment for services to be rendered to the Company for the twelve month period ending September 12, 2006.

10. SIGNIFICANT CONCENTRATIONS OF CREDIT RISK

The Company grants credit, generally without collateral, to its customers. Two customers in the Company's applications segment accounted for the following revenue:

                                                              Three Months Ended                     Six Months Ended
                                                       June 30, 2006       June 30,2005       June 30, 2006     June 30,2005
                                                     ----------------     ---------------   -----------------  ---------------
                                                                            (Restated)                             (Restated)
Customer 1                                                  49%                 42%                 44%                42%
Customer 2                                                  47%                 41%                 44%                41%

                                                     ----------------     ---------------   -----------------  ---------------
Total                                                       96%                 83%                 88%                83%
                                                     =================    ===============   =================  ===============

At June 30, 2006, the two customers accounted for 85% of trade accounts receivable. The large concentration of revenues with the two customers is a result of the Company's strategy of using the two customers as contractors to service certain accounts with certain long-standing accounts established by the Company, reducing credit risk and carrying costs. Allowance for doubtful accounts receivable was $455,822 at June 30, 2006. The Company will continue to pursue vigorously the collection of all its outstanding accounts receivable. Three suppliers accounted for 87% cost of revenues during the six months ended June 30, 2006, and one supplier accounted for substantially all cost of revenues during the six months ended June 30, 2005. The Company is not dependent upon one supplier to provide the services that it requires but made a strategic decision to engage the services of only a small number of suppliers after taking into consideration the quality of service and competitive pricing being offered. Should the need arise, the Company believes that it will be able to utilize alternative suppliers for the services that it requires.

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

3. Apple computer division beginning in October 2004 (Gallant group of companies)


     Activities under this segment include operating an authorized Apple Center and the supply and provision of information technology products and services.


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

                                                                    Material
                                                  Applications      Handling         Gallant          Corporate        Total
                                                ---------------  ---------------  --------------   --------------    ---------------
Three-month period ended
June 30, 2006 :

Revenue:

Products and equipment                          $            --  $            --  $      442,067   $           --    $      442,067
services:
   Related parties                                       77,185               --           8,687               --            85,872
   Others                                             7,991,390           12,503               5               --         8,003,898
                                                ---------------  ---------------  --------------   --------------    --------------
                                                      8,068,575           12,503         450,759               --         8,531,837
Cost of revenue:

Products and equipment                                       --               --         354,334               --           354,334
services:
   Related parties                                       23,231               --          59,500               --            82,731
   Others                                             7,844,960           10,315              --               --         7,855,275
                                                ---------------  ---------------  --------------   --------------    --------------
Gross profit                                    $       200,384  $         2,188  $       36,925   $           --    $      239,497
                                                ===============  ===============  ==============   ==============    ==============
Net income (loss)
from operating segments                         $      (348,906) $        47,230  $     (106,359)  $           --    $     (408,035)
                                                ===============  ===============  ==============   ==============    ==============
Depreciation expense                            $        62,872  $           706  $        9,466   $           --    $       73,044
                                                ===============  ===============  ==============   ==============    ==============
Interest expense                                $           867  $            --  $       28,351   $           --    $       29,218
                                                ===============  ===============  ==============   ==============    ==============
Interest income                                 $            --  $            --  $        9,127   $           --    $        9,127
                                                ===============  ===============  ==============   ==============    ==============
Income tax expense                              $        45,070  $            --  $         (604)  $           --    $       44,466
                                                ===============  ===============  ==============   ==============    ==============
Expenditures for additions
  to long lived assets                          $         1,166  $           292  $          345   $           --    $        1,803
                                                ===============  ===============  ==============   ==============    ==============


11. SEGMENT INFORMATION (CONTINUED)
                                                                    Material
                                                  Applications      Handling          Gallant        Corporate            Total
                                                ---------------  ---------------   -------------   --------------    ---------------
Three-month period ended
June 30, 2005 (Restated):

Revenue:

Products and equipment                          $            --  $            --   $          --   $           --    $           --
services:
   Related parties                                      130,106               --              --               --           130,106
   Others                                             6,331,658          102,906         969,499               --         7,404,063
                                                ---------------  ---------------   -------------   --------------    --------------
                                                      6,461,764          102,906         969,499               --         7,534,169
Cost of revenue:

Products and equipment                                       --               --         846,066               --           846,066
services:
   Related parties                                       13,159               --              --               --            13,159
   Others                                             5,909,402           97,092           4,330               --         6,010,824
                                                ---------------  ---------------   -------------   --------------    --------------
Gross profit                                    $       539,203  $         5,814   $     119,103   $           --    $      664,120
                                                ===============  ===============   =============   ==============    ==============

Net income (loss)
from operating segments                         $       176,636  $       (31,063)  $      74,751   $      (52,837)   $      167,487
                                                ===============  ===============   =============   ==============    ==============
Depreciation expense                            $        60,533  $         3,616   $       7,373   $           --    $       71,522
                                                ===============  ===============   =============   ==============    ==============
Interest expense                                $         8,940  $            --   $      16,638   $       46,305    $       71,883
                                                ===============  ===============   =============   ==============    ==============
Interest Income                                 $        35,685  $            --   $          --   $           --    $       35,685
                                                ===============  ===============   =============   ==============    ==============
Income tax expense                              $        56,053  $            --   $          --   $           --    $       56,053
                                                ===============  ===============   =============   ==============    ==============
Expenditures for additions
  to long lived assets                          $            --  $            --   $       2,322   $           --    $        2,322
                                                ===============  ===============   =============   ==============    ==============



                                                                      Material
                                                  Applications       Handling         Gallant         Corporate          Total
                                                ---------------  ---------------  --------------   --------------    --------------
Six-month period ended
June 30, 2006 :

Revenue:

Products and equipment                          $            --  $            --  $    1,012,350   $           --    $    1,012,350
services:
   Related parties                                      159,297               --         786,856               --           946,153
   Others                                            16,311,603           35,985             462               --        16,348,050
                                                ---------------  ---------------  --------------   --------------    --------------
                                                     16,470,900           35,985       1,799,668               --        18,306,553
Cost of revenue:

Products and equipment                                       --               --         838,446               --           838,446
services :
   Related parties                                       47,865               --          59,500               --           107,365
   Others                                            15,765,164           27,226              --               --        15,792,390
                                                ---------------  ---------------  --------------   --------------    --------------
Gross profit                                    $       657,871  $         8,759  $      901,722   $           --    $    1,568,352
                                                ===============  ===============  ==============   ==============    ==============
Net income (loss)
from operating segments                         $      (451,461) $        12,359  $      415,638   $           --    $      (23,464)
                                                ===============  ===============  ==============   ==============    ==============
Depreciation expense                            $       124,392  $         2,687  $       18,910   $           --    $      145,989
                                                ===============  ===============  ==============   ==============    ==============





11. SEGMENT INFORMATION (CONTINUED)


                                                                     Material
                                                 Applications        Handling         Gallant         Corporate            Total
                                                ---------------    -------------   -------------   --------------    ---------------


Interest expense                                $         1,609    $          --   $      47,829   $           --   $        49,438
                                                ===============    =============   =============   ==============   ===============
Interest income                                 $            --    $          --   $       9,127   $           --   $         9,127
                                                ===============    =============   =============   ==============   ===============
Income tax expense                              $        84,923    $          --   $     217,381   $           --   $       302,304
                                                ===============    =============   =============   ==============   ===============
Expenditures for additions
  to long lived assets                          $         1,326    $         292   $         710   $           --   $         2,328
                                                ===============    =============   =============   ==============   ===============


                                                   Material
                                                 Applications        Handling         Gallant        Corporate           Total
                                                ---------------    -------------   -------------  ---------------   ---------------
Six-month period ended
June 30, 2005 (Restated):

Revenue:

Products and equipment                          $            --    $          --   $   1,851,867   $           --   $     1,851,867
services:
   Related parties                                      175,895               --              --               --           175,895
   Others                                            11,703,237          194,088         129,436               --        12,026,761
                                                ---------------    -------------   -------------   --------------   ---------------
                                                     11,879,132          194,088       1,981,303               --        14,054,523
Cost of revenue:

Products and equipment                                       --               --       1,694,906               --         1,694,906
services:
   Related parties                                       48,948               --              --               --            48,948
   Others                                            10,862,940          184,718           8,356               --        11,056,014
                                                ---------------    -------------   -------------   --------------    --------------
Gross profit                                    $       967,244    $       9,370   $     278,041   $           --    $    1,254,655
                                                ===============    =============   =============   ==============    ==============

Net income (loss)
from operating segments                         $       338,502    $     (37,982)  $      86,218   $      (71,519)   $      315,219
                                                ===============    =============   =============   ==============    ==============
Depreciation expense                            $       121,396    $       7,933   $      14,907   $           --    $      144,236
                                                ===============    =============   =============   ==============    ==============
Interest expense                                $        19,114    $          --   $      35,111   $       60,682    $      114,907
                                                ===============    =============   =============   ==============    ==============
Interest Income                                 $        78,736    $          --   $          --   $           --    $       78,736
                                                ===============    =============   =============   ==============    ==============
Income tax expense                              $        78,421    $          --   $          --   $           --    $       78,421
                                                ===============    =============   =============   ==============    ==============
Expenditures for additions
  to long lived assets                          $            --    $          --   $      74,859   $           --    $       74,859
                                                ===============    =============   =============   ==============    ==============

11. SEGMENT INFORMATION (CONTINUED)

Consolidated total assets as of June 30, 2006 are as follows:


   Applications                                          $         9,066,332
   Apple                                                           2,334,375
   Material handling                                                  70,447
                                                         -------------------
   Total consolidated assets                             $        11,471,154
                                                         ===================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

THE FOLLOWING ANALYSIS OF THE OPERATIONS AND FINANCIAL CONDITION OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO, OF THE COMPANY CONTAINED ELSEWHERE IN THIS FORM 10-QSB.


OVERVIEW

Secured Digital Applications, Inc. ("SDA" or the "Company") is a media production company providing content for various technologies, including television, the Internet and free-standing displays. The Company also provides information technology services in such areas as biometric technology and security systems. We generate revenue through our majority or wholly owned subsidiary companies located in the United States and Malaysia, and operating in the information technology, communications, multimedia, retail, and international trade and logistics industries.

Since SDA became a publicly held company through a reverse acquisition in 1999, the Company has expanded its lines of business from a broadband communications operator and internet content provider by acquiring majority interests in regional companies that are believed to have superior potential for growth and profitability as a member of the SDA Group of Companies. Acquisitions have been made pursued based on management's criteria for acquisition, which include acquisition costs, growth potential, compatibility with SDA's existing subsidiaries and the likelihood, in management's view, that the acquired company will benefit from the centralized managerial and support services provided by SDA's home office in Petaling Jaya, Malaysia.


SDA's core line of business is media production and information technology applications, which account for the majority of our revenue. Our operating subsidiaries offer products in diverse lines of business including the development of Internet content, digital security and biometric products. We also engage in value-added sales of consumer media products. The Company conducts its principal operations in Malaysia. Its principal subsidiaries as of June 30, 2006 are the following companies:

- China Sea Trade Company, Inc. ("CST") (f/k/a Eystar Media, Inc.), a wholly owned subsidiary of SDA Worldwide, Inc., organized under Delaware law and based in Saddle Brook, NJ. CST offers consulting and management services toregional firms in Asia seeking to develop markets in the United States. These include contract sales representation, the contract management of joint venture companies and advice and consulting on funding and mergers and acquisitions within the United States. In addition, CST is seeking to establish a proprietary importing and logistics operation for selected products. CST began operations in early 2006 and did not generate any revenue in 2005.

- SDA Worldwide, Inc.("SDAW")(f/k/a SDA America, Inc.) an 80% owned subsidiary, organized under Delaware law and based in Saddle Brook, NJ, offers consulting services to Asian exporters seeking to enter the United States markets, principally on compliance with US customs regulations. The company was originally formed as a wholly owned corporation used as a special vehicle to secure a $6.5 million funding from Laurus Master Fund Ltd. (the "Master Fund") through private placement of securities consisting of convertible preferred stock of SDA America. As a result of the early retirement of the Laurus investment, management determined to use the corporation as the vehicle to develop the company's international trade consulting business in the United States. SDAW began operations in 2006 and did not generate any revenue in 2005.

- Secured Digital Applications (M) Sdn Bhd ("SDAM")(f/k/a Animated Electronic Industries Sdn Bhd), is a wholly owned Malaysian subsidiary that designs, develops and produces multimedia content and provides consulting services for website development, network engineering and project management in IT related projects. In addition to its activities as a multimedia developer and IT consultant, SDAM provides centralized management and back-office support to SDA's other subsidiaries from its office in Petaling Jaya, Malaysia.

- Perwimas Telecommunications Sdn Bhd ("PTSB"), an 86%-owned Malaysian subsidiary of SDAM, provides broadband and application services under licenses granted by the government of Malaysia.

-    Armor Multi  Systems Sdn Bhd  ("AMS")(f/k/a  Asiaco Multi  Corporation  Sdn
     Bhd), presently a wholly owned Malaysian subsidiary of SDAM, was incorporated as a special vehicle to acquire the businesses and selected net assets of Asiaco Material Handling Sdn Bhd ("AMH") and its subsidiary, associate and related companies ("the Asiaco Group"), based in Malaysia.

- Armor Multi Services Sdn Bhd ("AMSSB"), a 60%-owned Malaysian subsidiary of AMS, is primarily involved in providing maintenance, repair and restoration services for all material handling equipment.

- Gallant Service Centre (M) Sdn Bhd ("GSC"), SDAM's wholly-owned subsidiary from the date of acquisition on September 29, 2004 is primarily involved in the provision of scheduled maintenance and repair services for information technology products. The Company is using GSC as the special vehicle for its investment in the Gallant group of companies.

- Gallant IT Holdings Sdn Bhd ("GIH"), GSC's 55% owned subsidiary, from the date of acquisition on September 29, 2004 is primarily involved in the supply and provision of information technology products and services.

- Gallant Zone (M) Sdn Bhd ("GZ"), a wholly-owned subsidiary of GIH, operates three retail outlets in Malaysia for the sale of Apple computer products and accessories.

- Innospective Sdn Bhd ("ISS"), a 55%-owned subsidiary of SDAM from April 2005, is a systems integration firm specializing in the design, development and implementation of wireless applications and electronic solutions.

The accompanying consolidated financial statements include the accounts of Secured Digital Applications, Inc. and its subsidiaries.

For the three months and six months ended June 30, 2006 and 2005, the Company's revenue was generated primarily from the following activities:

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



Significant Business Developments and Plan of Operation

During 2006, the Company anticipates that it will continue to implement its strategy and to operate its existing lines of businesses, including an expansion of its multi-media production business into the area of free-standing kiosks and display advertising. The Company is pursuing a joint venture with KioskMedia (M) Sdn Bhd, a designer and producer of free-standing interactive kiosks and free-standing advertising with equipment installed in Asia and Europe. Management expects to complete the transactions necessary to form the joint venture company in the third quarter of 2006, after which it will own 75 percent of a new company in which Kiosk Media will own 25 percent.

We plan to operate in the United States during 2006 primarily through SDAW and CST and to provide consulting services to Asian companies that are seeking to establish a presence in the US markets. We will focus our efforts on developing contracts with Malaysian manufacturers. In addition, we are developing a sales organization for our media production business and are developing a business process outsourcing product that we have targeted for introduction During 2005, our subsidiary Gallant opened its second and third Apple retail centers located in the Hartamas Shopping Centre in Sri Hartamas and Bangsar Village Shopping Center, suburbs of Kuala Lumpur. The new outlets focus on the "digital lifestyle" concept developed by the Company and offer a one-stop showroom for retailing of Apple products as well as products developed by the Company and its newly acquired subsidiary, ISS. Gallant began to implement new purchasing and inventory management techniques during 2006, including increased sales on consignment and the development of proprietary inventory systems that management anticipates will reduce costs and improve profit margins.

We plan to continue to devote the bulk of our resources to core operations in Asia, particularly Malaysia, as management believes that the growth of Asian economies has been favorable and is likely to continue. The company continues to review potential acquisitions in Asia, primarily of regional companies in Malaysia, Thailand, and the People's Republic of China in an effort to add operations that will meet management's standards and provide superior opportunities for growth after acquisition. We plan to attempt to benefit from the high levels of trade between the United States and Asia through the establishment of consulting businesses serving Asian manufacturers seeking to develop markets in the United States. In addition, the Company intends to seek to develop markets for its media production services in the United States and is developing a business process outsourcing product that it intends to seek to introduce during the third and fourth quarter of 2006.

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


The Company has determined to exit from its limited involvement in the broadband business in Malaysia as a backhaul provider of telecommunications services. The decision to exit the broadband business, which was forecast to constitute about 2 percent of the Company's revenue in the current year, is not material to the Company's operations or assets. The decision to end the Company's broadband business was approved by the Board of Directors and intended to permit and exit from a non-core line of business upon favorable terms.


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

The following table sets forth certain operating data for Secured Digital Applications and subsidiaries for the periods as indicated below.

                                                          Six Months Ended June 30,
                                                      ----------------------------------
                                                       2006                    2005
                                                                             (Restated)
Revenues                                            $ 18,306,553        $   14,054,523
Gross profit                                           1,568,352             1,254,655
Sales and marketing                                       18,833                29,460
General and administrative                             1,375,043               868,508
Loss on disposal of property and equipment               (53,812)                   --
Gain on disposal of assets-related parties                44,354                45,658
Net income (loss)                                        (23,464)              315,219

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2006 TO THE THREE MONTHS ENDED JUNE 30, 2005

REVENUES

Revenues for the three months ended June 30, 2006 ("2006") totaled $8,531,837 compared to $7,534,169 for the three months ended June 30, 2005 ("2005"). Revenue by division is as follows:

                                              2006               2005             Increase            %
                                         ---------------    ---------------    --------------        ---
                                                              (Restated)

Application division                     $     8,068,575    $     6,461,764    $    1,606,811        25%
Material handling division                        12,503            102,906           (90,403)      -88%
Apple division                                   450,759            969,499          (518,740)      -54%
                                         ---------------    ---------------    --------------        ---
Total revenue                            $     8,531,837    $     7,534,169    $      997,668        13%
                                         ===============    ===============    ==============        ===


The increase in net sales in 2006 as compared to 2005 was mainly due to an increase in fees earned from the production of multimedia programs and business contracts. The increase in revenue from the production of multimedia programs was the result of sub-contract work from the Company's two major customers. Revenue for project consulting services was generated from contracts that the Company secured in 2001 through 2003. Revenue decreased in the Apple division from the same period in 2005. The performance of the division was negatively impacted by the cancellation of a contract by a customer of the Division which resulted in the return of a large purchase of software purchased in advance through Gallant. The Application was also affected negatively by increased competition for larger corporate contracts and overall weakening in consumer demand for Apple computers. In 2006, two customers accounted for 49% and 47% of total revenue, respectively. In 2005, two customers, accounted for 42% and 41% of total revenue, respectively.


GROSS PROFIT

Gross profit decreased to $239,497 in the second quarter of 2006 compared to $664,120 during the comparable period in 2005. Gross profit by division is as follows:


                                      2006                2005              Increase            %
                                -----------------   ----------------    ----------------      ----
                                                       (Restated)

Application division            $         200,384   $        539,203     $      (338,819)     -63%
Material handling division                  2,188              5,814              (3,626)     -62%
Apple division                             36,925            119,103             (82,178)     -69%
                                -----------------   ----------------     ---------------      ----
Total gross profit              $         239,497   $        664,120     $      (424,623)     -64%
                                =================   ================     ===============      ====

The gross profit percentage of the Application division decreased to 2.5% in 2006 from 8.3% in 2005. The lower gross profit percentage is a result of the Company incurring additional subcontractor costs in order to meet customer demands. In addition, the Company is facing competitive pressures in the area of information technology consulting and reduced margins to secure contracts. The Company is striving to improve its quality of services and efficiency with objective to increase its gross profit percentage. The outsourcing of content production work enabled the Company to develop a team of contractors that will assist the Company in producing multimedia content and applications that are crucial to its future business operation.


SALES AND MARKETING EXPENSES

Sales and marketing expenses decreased by $213 or 1.7%, to $11,959 in the second quarter of 2006 compared to $12,172 in the second quarter of 2005, primarily as a result of a decrease in travel expenses.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses relating to non-related parties increased to $618,074 in 2006 compared to $419,239 in 2005. These expenses by division are as follows:

                                            2006                2005              Increase            %
                                       ---------------     --------------     --------------       ----
                                                              (Restated)


Application division                   $       504,067     $      292,109      $      211,958        73%
Material handling division                       4,751             18,446             (13,695)       74%
Apple division                                 109,256            108,684                 572         1%

                                       ---------------     --------------      --------------       ----

Total general and administrative
expenses                               $       618,074     $      419,239      $      198,835        47%
                                       ===============     ==============      ==============       ====


The increase in general and administrative expenses relating to non-related parties was primarily due to increases incurred by the Application division, which accounted for 81% and 70%, respectively, of the total. The increase was primarily attributable to an increase in consulting fees, compensation expenses, maintenance expenses, and professional fees, in particular legal and accounting fees incurred in connection with a restatement of financial statements during the first and second quarters of 2006. The Material Handling division accounted for 1% and 4% of expenses, respectively, of the total. General and administrative expenses for the Material Handling division decreased by 74% The Apple division accounted for 18% and 26% of expenses, respectively, of the total. General and administrative expenses for the Apple division increased by 1%.

In 2006, general and administrative expenses consisted of the following: 17% was for depreciation of tangible assets, 17% was for employee payroll, 19% was for fees for professional and auditing services, 1% was for investor relation expenses, 28% was for compensation expenses and 18% was for rent, utilities, general office supplies, communications and corporate insurance expenses. For 2005, 17% was for depreciation of tangible assets, 4% was for consulting fees, 15% was for employee payroll, 16% was for fees for professional and auditing services, 1% was for investor relation expenses, 11% was for compensation expenses and 36% was for rent, utilities, general office supplies, communications and corporate insurance expenses.

General and administrative expenses - related parties in the second quarter of 2006 and 2005 were $36,563 and $21,316, respectively. These expenses included management fees and administrative expenses payable by the Company to a company in which Mr. Patrick Lim, the Chairman and Chief Executive Officer of the Company, has a financial interest. In the second quarter of 2006 and 2005, the related company, LSH Assets Holdings Sdn Bhd ("LSH") billed the Company's Malaysian subsidiary, SDAM, administrative expenses of $6,491 and $6,316, respectively, for administration and clerical fees incurred by LSH on behalf of SDAM. The Company also incurred management fees of $30,000 and $15,000 in the second quarter of 2006 and 2005, respectively. The management fee was charged on the basis of time spent for the administration and management services provided to the Company.


INTEREST EXPENSE

Interest expense decreased by $42,665 or 59%, to $29,218 in the second quarter of 2006 as compared to $71,883 in the comparable period of 2005. Interest expense in 2006 relates to capital lease obligations and term loans. Interest expense in 2005 included approximately $8,000 related to the $500,000 convertible term note issued on May 28, 2004 and $46,305 related to the amortization of the derivative liability associated with the term note. In 2005, interest expense relating to the term note accounted for 76% of the expense for the period.

AMORTIZATION OF DEBT ISSUANCE COSTS

Amortization of finance costs of $17,454 in the second quarter of 2005 relate to the issuance of the term note on May 28, 2004.

PREVIOUSLY DEFERRED GAIN ON SALE OF TECHNOLOGY - RELATED PARTY

The gain represents the recognition of a previously deferred gain of $20,549 and $31,974, respectively, related to a similar amount the Company received from its long-term receivable - related party. The receivable balance and total deferred gain was each $183,098, respectively, as of December 31, 2005. This amount arose in the year ended December 31, 1998 when the Company sold assets used in the operations of a subsidiary to a related company. Due to the uncertainty of collection of the related receivable, the related gain on the sale of the assets was deferred and is to be recognized only after all costs have been recovered and as payments are received. During the year ended December 31, 2002, payments received by the Company exceeded all remaining costs. As a result of cash payment received, the Company's long-term receivable - related party and deferred gain balances were reduced to $144,840 respectively, as of June 30, 2006.


COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2006 TO THE SIX MONTHS ENDED JUNE 30, 2005

REVENUES

Revenues for the six months ended June 30, 2006 ("2006") totaled $18,306,553 compared to $14,054,523 for the six months ended June 30, 2005 ("2005"). Revenue by division is as follows:

                                    2006                 2005             Increase            %
                              --------------        ---------------    ---------------      ----
                                                       (Restated)

Application division          $    16,470,900       $    11,879,132    $     4,591,768       39%
Material handling division             35,985               194,088           (158,103)     -81%
Apple division                      1,799,668             1,981,303           (181,635)      -9%
                              ---------------       ---------------     --------------      ----
Total revenue                 $    18,306,553       $    14,054,523     $    4,252,030       30%
                              ===============       ===============     ==============      ====

The increase in net sales in 2006 as compared to 2005 was mainly due to an increase in fees earned from the production of multimedia programs and business contracts. The increase in revenue from the production of multimedia programs was the result of sub-contract work from the Company's two major customers. Revenue for project consulting services was generated from contracts that the Company secured in 2001 through 2003. Included in Apple division revenue in 2006 was income of $786,856 received from a related party for project consulting fees. Revenue decreased in the Apple division from the same period in 2005. The performance of the division was negatively impacted by the cancellation of a contract by a customer of the Division which resulted in the return of a large purchase of software purchased in advance through Gallant. The Application was also affected negatively by increased competition for larger corporate contracts and overall weakening in consumer demand for Apple computers. In 2006, two customers each accounted for 44% of total revenue. In 2005, two customers accounted for 42% and 41% of total revenue, respectively.


GROSS PROFIT

Gross profit increased to $1,568,352 in second quarter of 2006 compared to $1,254,655 during the comparable period in 2005. Gross profit by division is as follows:

                                        2006                   2005              Increase       %
                                   ----------------       ----------------     --------------   ----
                                                              (Restated)


Application division               $        657,871       $        967,244     $    (309,373)   -32%
Material handling division                    8,759                  9,370              (611)    -7%
Apple division                              901,722                278,041           623,681    224%
                                   ----------------        ---------------     -------------    ----
Total gross profit                 $      1,568,352        $     1,254,655     $     313,697     25%
                                   ================        ===============     =============    ====

The increase in gross profit was primarily due to higher related party revenue earned in the Apple Division in 2006 totaling $786,856. The gross profit percentage of the Application division decreased to 4% in 2006 from 8.1% in 2005. The lower gross profit percentage is a result of the Company incurring additional subcontractor expenses and added competitive pressures to secure contracts, resulting in reduced margins The Company is striving to improve its quality of services and efficiency with objective to increase its gross profit percentage. The outsourcing of content production work enabled the Company to develop a team of contractors that will assist the Company in producing multimedia content and applications that are crucial to its future business operation.

SALES AND MARKETING EXPENSES

Sales and marketing expenses decreased by $10,627 or 36%, to $18,833 in the second quarter of 2006 compared to $29,460 in the second quarter of 2005, primarily as a result of a decrease in travel expenses.


GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses relating to non-related parties increased to $1,302,061 in 2006 compared to $825,876 in 2005. These expenses by division are as follows:

                                         2006                    2005             Increase            %
                                    ---------------         ---------------    -------------        ----
                                                               (Restated)

Application division                $     1,044,350         $       516,333    $      528,017       102%
Material handling division                   19,488                  54,224           (34,736)      -64%
Apple division                              238,223                 255,319           (17,096)       -7%
                                    ---------------         ---------------    --------------       ----
Total general and administrative
expenses                            $     1,302,061         $       825,876    $      476,185        58%
                                    ===============         ===============   ===============       ====


The increase in general and administrative expenses relating to non-related parties was primarily due to increases incurred by the Application division, which accounted for 80% and 63%, respectively, of the total. The increase was primarily attributable to an increase in consulting fees, compensation expenses, maintenance expenses, and professional fees. The Material Handling division accounted for 1% and 7% of expenses, respectively, of the total. General and administrative expenses for the Material Handling division decreased by 64% The Apple division accounted for 18% and 31% of expenses, respectively, of the total. General and administrative expenses for the Apple division decreased by 7%.

In 2006, general and administrative expenses consisted of the following: 14% was for depreciation of tangible assets, 15% was for employee payroll, 18% was for fees for professional and auditing services, 1% was for investor relation expenses, 34% was for compensation expenses and 18% was for rent, utilities, general office supplies, communications and corporate insurance expenses. For 2005, 17% was for depreciation of tangible assets, 5% was for consulting fees, 21% was for employee payroll, 13% was for fees for professional and auditing services, 3% was for investor relation expenses, 12% was for compensation expenses and 29% was for rent, utilities, general office supplies, communications and corporate insurance expenses.

General and administrative expenses - related parties for the six months ended June 30, 2006 and 2005 were $72,982 and $42,632, respectively. These expenses included management fees and administrative expenses payable by the Company to LSH. LSH billed the Company's Malaysian subsidiary, SDAM, administrative expenses of $12,982 and $12,632, respectively, for administration and clerical fees incurred by LSH on behalf of SDAM. The Company also incurred management fees of $60,000 and $30,000 in 2006 and 2005, respectively. The management fee was charged on the basis of time spent for the administration and management services provided to the Company.


INTEREST EXPENSE

Interest expense decreased by $65,469 or 57%, to $49,438 for the six months ended June 30, 2006 as compared to $114,907 in the comparable period of 2005. Interest expense in 2006 relates to capital lease obligations and term loans. Interest expense in 2005 included approximately $16,000 related to the $500,000 convertible term note and $60,682 related to the amortization of the derivative liability associated with the term note. In 2005, interest expense relating to the term note accounted for 67% of the expense for the period.


AMORTIZATION OF DEBT ISSUANCE COSTS

Amortization of finance costs of $24,231 in 2005 relate to the issuance of the term note on May 28, 2004.

PREVIOUSLY DEFERRED GAIN ON SALE OF TECHNOLOGY - RELATED PARTY

The gain represents the recognition of a previously deferred gain of $44,354 and $45,658, respectively, related to a similar amount the Company received from its long-term receivable - related party. The receivable balance and total deferred gain was each $183,098, respectively, as of December 31, 2005. This amount arose in the year ended December 31, 1998 when the Company sold assets used in the operations of a subsidiary to a related company. Due to the uncertainty of collection of the related receivable, the related gain on the sale of the assets was deferred and is to be recognized only after all costs have been recovered and as payments are received. During the year ended December 31, 2002, payments received by the Company exceeded all remaining costs. As a result of cash payment received, the Company's long-term receivable - related party and deferred gain balances were reduced to $144,840 respectively, as of June 30, 2006.


LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2006, the Company had net cash of $116,226, and restricted cash of $581,803.

In 2006, operations were funded primarily from the proceeds of a private placement and increased bank borrowings. In addition, as of June 30, 2006, the Company owed Patrick Lim, the Company's principal shareholder, Chief Executive Officer ("CEO") and Chairman $64,356. Additionally, as of June 30, 2006, the Company owed an affiliated company in which Mr. Lim has a financial interest, $138,616 for short-term cash advances made to a subsidiary of the Company for working capital purposes from time to time and for management fees. These amounts are unsecured, bear no interest and have no fixed terms of repayment.

Net cash used in operating activities of $25,968 in 2006 was primarily due to increases in trade receivables net of non-cash expenses incurred by the Company and increases in various payables.

Net cash provided by investing activities of $25,650 was mainly due to disposal of equipment.

Net cash provided by financing activities of $118,306 was mainly attributable to higher bank borrowings and a private placement, net of payments made for various debt.

In addition to internally generated funds and financial support from Mr. Lim, the Company may seek to raise additional funds from equity or debt financing for its future working capital requirements. As of June 30, 2006, the Company has furniture and equipment of approximately $1 million for the roll out of its portal, build-out of VISIONET and implementation of its business plan. The Company estimates that it may require additional capital expenditures of up to $2.0 million to implement its business plan. The Company expects to incur further expenses to acquire companies and technologies that are synergistic to the new businesses and will help the Company to rollout the new businesses in the shortest time possible. During 2003 and 2004, the Company incurred $263,000 in the establishment and acquisition of new subsidiaries and associates relating to its new businesses. Some of these acquisitions did not work out well and the Company has sold some of these companies, whose operations and management were not compatible with the Company's business plan in 2004. For 2006, the Company presently estimates that it may ultimately incur an additional $2.1 million to identify, negotiate and acquire businesses and/or net assets in companies synergistic to its planned new businesses. In addition, the Company estimates that in the event it makes such acquisitions it would require a further $2.0 million to finance the set-up cost of its new businesses. The Company also expects that it will require a further $2.0 million to finance the working capital of its new businesses and the operation of its newly acquired and/or established subsidiaries and associates.

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

The Company will also expand its business in ICT trading through the Gallant Group of companies. On March 28, 2005, the Company announced the opening of a second Apple retail center in the Hartamas Shopping Centre in Sri Hartamas, a suburb of Kuala Lumpur, Malaysia. The new outlet will expand on the "digital lifestyle" concept developed by the Company and offers a one-stop showroom for retailing of Apple products as well as products developed by the Company and its subsidiary, Innospective Sdn Bhd ("ISS"). The expansion of the ICT trading business is expected to be financed by internal funds and bank borrowings.

The Company will continuously evaluate its financing requirements and may decide to consider alternative modes of financing.

Because the Company conducts substantially all of its operations in Malaysia, the results of its operations are subject to the risk of fluctuations in foreign currency rates. An increase or decrease in the exchange rate between the currency of Malaysia, the Ringgit, and the United States dollar will be reflected in the results of the Company, as results in the Ringgit are converted to dollars during the preparation of financial statements. The Ringgit has strengthened against the dollar by about five percent since it was permitted by the Malaysian government to fluctuate.


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


There has been no change in our internal control over financial reporting during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None.


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     None.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


ITEM 5. OTHER INFORMATION

     None.


ITEM 6. EXHIBITS

     (a) Exhibits

     31.1 Certification by Chief Executive Officer Required Under Section 302 of Sarbanes-Oxley Act of 2002

     31.2 Certification by Chief Accounting Officer Required Under Section 302 of Sarbanes-Oxley Act of 2002

     32.1 Certification by Chief Executive Officer Required Under Section 906 of Sarbanes-Oxley Act of 2002

     32.2 Certification by Chief Accounting Officer Required Under Section 906 of Sarbanes-Oxley Act of 2002

                                   SIGNATURES

     In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                             SECURED DIGITAL APPLICATIONS, INC.
                                                      (Registrant)



DATE: AUGUST 11, 2006                        BY: /s/ Patrick Soon-Hock Lim
                                             ------------------------------
                                             Patrick Soon-Hock Lim
                                             Chairman & Chief Executive Officer



DATE: AUGUST 11, 2006                        BY: /s/ Voon Fui Yong
                                             ----------------------
                                             Voon Fui Yong
                                             Chief Accounting Officer