Form 10QSB
period 2006-09-30
SECURED DIGITAL APPLICATIONS INC
filed 2006-11-20
CIK 940516

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006 OR


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


Yes  X    No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


                                                    Number of shares
           Class                              outstanding at November 20, 2006
-------------------------------             ------------------------------------
Common stock, $.00001 par value                         138,743,656


FORM 10-QSB
3RD QUARTER

                                      INDEX

                                                                                      Page
PART I  -  FINANCIAL INFORMATION

         ITEM 1. FINANCIAL STATEMENTS

         Consolidated balance sheet as at September 30, 2006 (Unaudited)             3 - 4

         Consolidated statements of operations for the three-month and
         nine-month periods ended September 30, 2006 and 2005 (Unaudited)            5 - 6


         Condensed consolidated statements of cash flows for the nine-month
         periods ended September 30, 2006 and 2005 (Unaudited)                       7 - 8


         Notes to consolidated financial statements (Unaudited)                      9 - 19

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS                               20 - 27

         ITEM 3. CONTROLS AND PROCEDURES                                            27

PART II - OTHER INFORMATION

         ITEM 1. LEGAL PROCEEDINGS                                                  28

         ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS        28

         ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                    28

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                28

         ITEM 5. OTHER INFORMATION                                                  28

         ITEM 6. EXHIBITS                                                           28

         SIGNATURES                                                                 29


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

Introductory Note

The information contained in this quarterly report on Form 10-QSB reflects the effect of a reorganization of the Company's principal operating subsidiaries and the disposition of certain other assets and operating subsidiaries. As a result, certain results of prior periods have been restated to reflect certain operations, previously reported as continuing operations, as having been discontinued. The restatement of these operations, primarily related to the Company's former operations as the operator of retail computer stores and a secured shipping subsidiary, are described in more detail in the financial statements and notes thereto, as well as in Management's Discussion and Analysis.

PART I -  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2006
                                   (Unaudited)




                                     ASSETS

Current assets:
     Cash                                                                       $        45,798
     Trade and other accounts receivables
       less allowance for doubtful accounts of $160,439                               8,172,901
     Prepaid expenses                                                                    43,777
     Inventories                                                                         38,777
                                                                                ---------------
      Total current assets                                                            8,301,253
Property and equipment, net                                                             207,601
Long-term receivables, related party                                                    122,647
Deferred tax asset                                                                       14,368
Customer list                                                                            31,356
Goodwill                                                                                471,364
                                                                                ---------------

                                                                                $     9,148,589
                                                                                ===============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current portion of capital lease obligations                               $        33,209
     Accounts payable (includes related parties of $153,844)                            858,964
     Accrued expenses                                                                    60,900
     Amount due to an affiliated company                                                160,109
     Amount due to a director                                                            59,672
     Income tax payable                                                                 159,219
                                                                                ---------------
              Total current liabilities                                               1,332,073
Deferred gain                                                                           122,646
                                                                                ---------------
              Total liabilities                                                       1,454,719
                                                                                ---------------

                                   (continued)






Minority interest                                                                       162,498
                                                                                ---------------
Commitments and contingencies

Shareholders' equity:
     Common stock, $.00001 par value; 350,000,000 shares authorized;
        138,568,546 shares issued                                                         1,385
     Additional paid-in capital                                                       6,073,213
     Common treasury stock, 74,890 shares at cost                                            --
     Options                                                                             98,264
     Warrants                                                                           749,715
     Retained earnings                                                                  508,968
     Accumulated other comprehensive income                                              99,827
                                                                                ---------------
              Total shareholders' equity                                              7,531,372
                                                                                ---------------
                                                                                $     9,148,589
                                                                                ===============



           See accompanying notes to consolidated financial statements

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                             Three months ended         Nine months ended
                                                                                September 30,              September 30,
                                                                           2006              2005       2006           2005
                                                                        --------------------------- --------------------------
                                                                              (Restated)                      (Restated)
Revenues:

Services:
  Related parties                                                      $     268,497  $     147,105 $     427,794 $    323,000
  Others                                                                   9,497,706      7,210,739    25,809,309   18,913,977
                                                                       -------------  ------------- ------------- ------------
                                                                           9,766,203      7,357,844    26,237,103   19,236,977
                                                                       -------------  ------------- ------------- ------------
Cost of revenues:

Services:
  Related parties                                                             80,549         43,947       128,414       92,895
  Others                                                                   8,796,423      6,700,919    24,561,588   17,563,861
                                                                       -------------  ------------- ------------- ------------

                                                                           8,876,972      6,744,866    24,690,002   17,656,756
                                                                       -------------  ------------- ------------- ------------

Gross profit                                                                 889,231        612,978     1,547,101    1,580,221
                                                                       -------------  ------------- ------------- ------------

Operating expenses:
     Sales and marketing                                                      13,538         36,040        20,712       45,524
     General and administrative:
       Related parties                                                        36,519         21,315       109,501       63,947
       Others                                                                390,890        334,789     1,438,805      856,231
                                                                       -------------  ------------- ------------- ------------

Total operating expenses                                                     440,947        392,144     1,569,018      965,702
                                                                       -------------  ------------- ------------- ------------

Income (loss) from operations                                                448,284        220,834       (21,917)     614,519
                                                                       -------------  ------------- ------------- ------------

Other income (expense):
     Interest expense                                                           (303)      (139,685)       (1,912)    (219,481)
     Amortization of debt issuance costs                                          --        (41,280)           --      (65,511)
     Interest income                                                              96             --            96           --
     Gain on disposal of assets, others                                         (576)            --            --        6,250
     Previously deferred gain on sale of
       technology - related party                                             22,579         36,974        66,356       76,382
     Other income                                                             98,311         38,229       110,343      152,489
                                                                       -------------  ------------- ------------- ------------
                                                                             120,107       (105,762)      174,883      (49,871)
                                                                       -------------  ------------- ------------- ------------
Income before items listed below                                             568,391        115,072       152,966      564,648
     Income tax credit (tax expense)                                         111,735        (54,275)       26,813     (132,696)
     Minority interest                                                        (7,876)       (19,427)      (18,615)     (58,056)
     Gain (loss) on foreign currency transactions                             (6,590)            --        52,167           --
                                                                       -------------  ------------- ------------- ------------
Income from continuing operations                                            665,660         41,370       213,331      373,896
                                                                       -------------  ------------- ------------- ------------
Discontinued operations:
     Income (loss) from discontinued
     operations - net of minority interest and
     income taxes                                                           (289,876)        11,211       138,988       (6,096)

     Gain on disposal of discontinued subsidiaries                           156,649             --       156,649           --
                                                                       -------------  ------------- ------------- ------------
Income (loss) from discontinued operations                                  (133,227)        11,211       295,637       (6,096)
                                                                       -------------  ------------- ------------- ------------

           See accompanying notes to consolidated financial statements

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                           Three months ended               Nine months ended
                                                                              September 30,                   September 30,
                                                                          2006           2005           2006               2005
                                                                    ------------------------------- ------------------------------
                                                                              (Restated)                      (Restated)


Net income                                                          $   532,433     $    52,581    $   508,968     $   367,800
Preferred stock dividend                                                     --         (58,208)            --        (391,870)

Accretion to preferred stock redemption value                                --      (2,761,355)            --      (3,312,689)

Early redemption penalty on preferred stock                                  --        (302,994)            --        (302,994)
                                                                    -----------     -----------    -----------     -----------
Net income (loss) applicable to common
 shareholders                                                       $   532,433     $(3,069,976)   $   508,968     $(3,639,753)
                                                                    ===========     ===========    ===========     ===========
COMPREHENSIVE INCOME

Net income                                                          $   532,433     $    52,581    $   508,968     $   367,800

Other comprehensive income:

Foreign currency translation adjustments                                (85,138)             --         67,324              --
                                                                    -----------     -----------    -----------     -----------

Comprehensive income                                                $   447,295     $    52,581    $   576,292     $   367,800
                                                                    ===========     ===========    ===========     ===========
Net income (loss) per common share:
     Basic and diluted **                                           $         *     $      (.03)   $         *     $      (.04)
                                                                    ===========     ===========    ===========     ===========
Weighted average shares outstanding:
     Basic                                                          137,745,028     117,854,404    134,349,121     102,997,797
                                                                    ===========     ===========    ===========     ===========
     Diluted                                                        138,126,006     118,933,000    136,443,626     103,532,000
                                                                    ===========     ===========    ===========     ===========

* Less than $.01 per share
** Net income (loss) per common share for discontinued operations is less than $.01 per share for all periods and not presented separately.


           See accompanying notes to consolidated financial statements

                             SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           Nine Months Ended

                                                                                       September 30,  September 30,
                                                                                           2006           2005

                                                                                        -----------    ----------
                                                                                                        (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
     Change in operating assets and liabilities of continuing operations                $  (100,689)   $ (527,621)
     Change in operating assets and liabilities of discontinued operations                 (380,769)      328,580
                                                                                        -----------    ----------
         Net cash used in operating activities                                            ( 481,458)     (199,041)
                                                                                        -----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from disposal of equipment                                                    631,828            --
     Proceeds from disposal of equipment of discontinued operations                              --        35,526
     Purchase of equipment                                                                  (37,008)       (2,968)
     Purchase of equipment of discontinued operations                                        (1,010)      (43,009)
     Proceeds from sale of investment in associate companies                                     --        13,158
     Cash acquired on business acquisition                                                       --         1,381
                                                                                        -----------    ----------
         Net cash provided by (used in) investing activities                                593,810         4,088
                                                                                        -----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of common stock                                                  80,000       754,495
     Increase (decreases) in restricted cash                                                     --      (107,675)
     Payment of preferred dividend                                                               --      (256,666)
     Net payment (repayment) of advances from/to affiliated company                          49,934       (90,556)
     Net payment (repayment) of advances from/to a director                                 (12,213)      (60,282)
     Payment of obligation under capital leases                                             (11,431)      (25,159)
     Payment of term loan of discontinued operations                                        (60,929)      (32,619)
                                                                                        -----------    ----------
           Net cash provided by financing activities                                         45,361       181,538
                                                                                        -----------    ----------

FOREIGN CURRENCY TRANSLATION ADJUSTMENT - continuing activities                            (257,019)           --
                                        - discontinued activities                           108,545            --
                                                                                        -----------    ----------

Net increase (decrease) in cash                                                               9,239       (13,415)
Cash, beginning of period                                                                    36,559        30,739
                                                                                        -----------    ----------
Cash, end of period                                                                     $    45,798    $   17,324
                                                                                        ===========    ==========

Supplemental disclosure of cash flow information:

Cash paid for interest     -   continuing operations                                    $     1,912    $    4,160
                           -   discontinued operations                                       69,313        59,597
                                                                                        ===========    ==========
                                                                                             71,225        63,757
                                                                                        ===========    ==========

Cash paid for income taxes - continuing operations                                      $       135    $       --
                             - discontinued operations                                       57,236        21,557
                                                                                        ===========    ==========
                                                                                             57,371        21,557
                                                                                        ===========    ==========

           See accompanying notes to consolidated financial statements

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)





Supplemental disclosure of non-cash financing activities:

Accretion to preferred stock redemption value                                           $        --   $ 3,312,689
                                                                                        ===========   ===========
Restricted cash (paid) received in exchange for preferred stock
of subsidiary                                                                           $        --   $(6,105,138)
                                                                                        ===========   ===========
Conversion of accrued term note and related accrued interest into
common stock                                                                            $        --   $   122,581
                                                                                        ===========   ===========
Issuance of common stock for payment of term note and preferred
stock of subsidiary                                                                     $        --   $   800,000
                                                                                        ===========   ===========

BUSINESS ACQUISITION:

Acquisition of subsidiary in April 2005

Net assets acquired:
   Property, furniture and equipment                                                                  $     2,119
   Accounts receivable                                                                                     10,365
   Cash                                                                                                    54,033
   Customer relationships                                                                                  59,423
   Accounts payable                                                                                       (19,689)
                                                                                                      -----------
                                                                                                          106,251
Less: Minority interest                                                                                   (21,099)
   Common stock issued                                                                                    (32,500)
   Cash acquired                                                                                          (54,033)
                                                                                                      -----------
Net cash received in acquisition of subsidiary                                                        $    (1,381)
                                                                                                      ===========


           See accompanying notes to consolidated financial statements

                       SECURED DIGITAL APPLICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2005, as filed with the Securities and Exchange Commission.

RESTATEMENT OF 2005 CONSOLIDATED FINANCIAL STATEMENTS

Subsequent to the issuance of the Company's September 30, 2005 consolidated financial statements, and based upon a further evaluation of the factors utilized in determining the accounting and presentation of a May 2004 issuance of preferred stock of a subsidiary, a convertible term note and related warrants, the Company determined that both the preferred stock of a subsidiary and the convertible term note contained embedded derivatives that must be bifurcated from their host instruments (See notes 5 and 6). Accordingly, the Company's 2005 consolidated financial statements have been restated, resulting in the following:


1. A decrease in net income of $180,609 and $109,090 for the nine and three months ended September 30, 2005 (less than $.01 per share for both periods), respectively.

2. A decrease in net income available to common shareholders of $2,649,465 ($.04 per share) and $2,016,612 ($.03 per share) for the nine and three months ended September 30, 2005, respectively.

3.   There was no change to shareholders' equity at September 30, 2005.


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

NET INCOME PER COMMON SHARE

Basic net income per share is calculated by dividing net income applicable to common shareholders by the weighted average number of common shares outstanding for the three and nine months ended September 30, 2006 and 2005. Diluted income per share is computed using the weighted average number of shares determined for the basic computations plus the number of shares of common stock that would be issued assuming all contingently issuable shares having a dilutive effect on earnings per share were outstanding for the period. The calculation of basic and diluted income per share is as follows (in thousands, except per-share amounts):

                                                             Three Months Ended                Nine Months Ended
                                                 -----------------------------------------   -------------------------------------
                                                    September 30,        September 30,       September 30,          September 30,
                                                       2006                  2005               2006                     2005
                                                 ------------------    -----------------   ----------------       ----------------
                                                                           (Restated)                                  (Restated)
Net income                                        $             532    $              53   $            509       $            368

Preferred stock dividends                                        --                  (58)                --                   (392)

Accretion to preferred stock redemption value                    --               (2,761)                --                 (3,313)

Early redemption penalty on preferred stock                      --                 (303)                --                   (303)

                                                 ------------------    -----------------   ----------------       ----------------
Net income (loss) available to common
shareholders                                     $              532    $          (3,069)  $            509       $         (3,640)
                                                 ==================    =================   ================       ================

Weighted average shares outstanding - basic                 137,745              117,854            134,349                102,998
                                                 ==================    =================   ================       ================

Net income (loss) per share - basic              $                *    $            (.03)  $              *       $           (.04)
                                                 ==================    =================   ================       ================

*  less than $.01 per share

                                                       Three Months Ended                      Nine Months Ended
                                               ------------------------------------ ------------------------------------
                                                September 30,         September 30,  September 30,        September 30
                                                     2006                  2005           2006                2005
                                               ----------------     --------------- -----------------   ----------------
                                                                       (Restated)                          (Restated)

Weighted average shares outstanding - basic             137,745             117,854          134,349             102,998
Common stock issuable to consultant                         381               1,079            2,095                 534
Dilutive stock options and warrants                          --                  --               --                  --

                                               ----------------     --------------- -----------------   ----------------
Weighted average shares outstanding - diluted           138,126             118,933           136,444            103,532
                                               ================     =============== =================   ================

Net income per share - diluted                 $              *     $            ** $               *   $             **
                                               ================     =============== =================   ================

* Less than $.01 per share
** Would be antidilutive

For the nine and three months ended September 30, 2006, 1,080,000 options and 4,600,000 warrants were excluded from the calculation of earnings per share, as their issuance prices were in excess of the average market price for the period.

GOODWILL AND INTANGIBLE ASSETS

Goodwill, arising from the purchase of PTSB, represents the purchase price paid and liabilities assumed in excess of the estimated fair value of tangible assets acquired.

Customer relationships with a cost of $59,423 were acquired on April 30, 2005, and are being amortized using the straight line method over an expected life of three years. Amortization expense for the three and nine months ended September 30, 2006 was $4,953 and $14,859, respectively, $4,953 and $8,255 for three and nine months ended September 30, 2005. Accumulated amortization at September 30, 2006 was $28,067.


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

For the three and nine months ended September 30, 2006, provision for income taxes (tax credits) amounted to ($111,735) and ($26,813), respectively, and $54,275 and $132,696 for the three and nine months ended September 30, 2005, respectively. The provisions are net of the benefit of any available net operating losses, for income tax payable on its operations in Malaysia.


STOCK-BASED COMPENSATION

The Company adopted FAS No. 123R, "Share-Based Payments", effective from January 1, 2006, utilizing the "modified prospective" method as described in the standard. Under the "modified prospective" method, compensation cost is recognized for all Share-based payments granted after the effective date and for all unvested awards granted prior to the effective date. Prior to adoption, the Company accounted for Share-based payments under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and Related interpretations. The Company recognized $3,640 and $12,227 in total stock-based compensation expense during the three months and nine months ended September 30, 2006. Total unvested stock-based compensation expense was $18,785 at September 30, 2006 and had a total weighted average remaining term of 2.92 years.

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

Had compensation cost for options been determined based on the fair value at the grant date consistent with the method prescribed under SFAS No. 123, the Company's pro forma net income and net income per share during the three months and nine months ended September 30, 2005 would have been as follows:

                                                                                   Three Months Ended        Nine Months Ended
                                                                                      September 30,             September 30,
                                                                                          2005                      2005
                                                                                    ----------------          ----------------
                                                                                      (Restated)                  (Restated)
Net loss applicable to common stockholders                                          $     (3,069,976)         $     (3,639,753)
Add: Stock-based employee compensation expense
         included in reported net income, net of related tax                                   4,790                    22,409
Less: Total stock-based employee compensation expense
         determined under fair value based method for all
         awards, net of related tax effects                                                  (29,000)                  (93,000)

                                                                                    ----------------          ----------------
Pro forma net loss                                                                  $     (3,094,186)         $     (3,710,344)
                                                                                    ================          ================
Loss per share:
 Basic and diluted - as reported                                                    $           (.03)         $           (.04)
                                                                                    ================          ================
 Basic and diluted - pro forma                                                      $           (.03)         $           (.04)
                                                                                    ================          ================


The value of the options issued is calculated using the Black-Scholes methodology as prescribed by SFAS No. 148 with the following weighted-average assumption for all options granted during the quarter:

                                                                          FAS No.123R     FAS No.123
                                                                            Expense       Pro forma
                                                                         September 30,   September 30,
                                                                             2006           2005
                                                                         -------------  -------------
Risk free interest rate                                                        2%            2%-4%
Dividend yield                                                                 0%              0%

Expected life of option in years                                            2.9 years      4.2 years
Expected volatility                                                        128% - 163%     115% - 163%


The Company did not issue any options to employees and officers during the nine months ended September 30, 2006.


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


BUSINESS RISK

The Company is subject to risks and uncertainties common to technology-based companies, including rapid technological change, dependence on principal products and third-party technology, new product introductions and other activities of competitors, dependence on key personnel, and limited operating history. The Company also is subject to risks and uncertainties related to its operations outside the United States, including uncertainties in economic and political conditions and fluctuations in currency exchange rates.


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

In February 2006, the FASB issued SFAS Statement No. 155, "Accounting for Certain Hybrid Financial Instruments" (SFAS 155), which amends SFAS Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS
133) and SFAS Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" (SFAS 140). SFAS 155 amends SFAS 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instrument. The adoption of the provisions of SFAS 155 is not expected to have a material impact on the Company's financial position or results of operations.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) an interpretation of FASB Statement No. 109, Accounting for Income Taxes, which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on de-recognition of a previously recognized tax position, classification, interest and penalties, accounting in interim periods and disclosures. The provisions of FIN 48 are effective beginning January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to the opening balance of retained earnings. The Company will assess the potential impact that the adoption of this Interpretation may have on its financial position or results of operations.

In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements". This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurement. The implementation of this guidance is not expected to have any impact on the Company's consolidated financial statements.

In addition, in September 2006, the FASB issued SFAS No. 158 Employers' Accounting for Defined Benefit Pension Plans and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R). This standard requires recognition in the balance sheet of the funded status of pension plans, rather than footnote disclosure which is current practice. Publicly traded companies are to reflect the new standard in financial statements ending after December 15, 2006 and non-public companies are to apply it in statements ending after June 15, 2007. As the Company does not maintain a defined benefit pension plan and has no plans to do so, this standard should not have any impact on the Company's financial position or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108), to provide guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. Under SAB 108, companies should evaluate a misstatement based on its impact on the current year income statement, as well as the cumulative effect of correcting such misstatements that existed in prior years existing in the current year's ending balance sheet. SAB 108 will become effective for the Company in its fiscal year ending June 30, 2007. The Company is currently evaluating the impact of the provisions of SAB 108 on its consolidated financial statements.


RECLASSIFICATIONS

Certain 2005 balances have been reclassified to conform to the current presentation.


3. DISCONTINUED OPERATIONS

On July 4, 2006, the Company incorporated a new wholly-owned subsidiary company, DigitalApps Sdn Bhd ("DASB"), that designs, develops and produces multimedia content and provides consulting services for website development, network engineering and project management in IT related projects. In addition to its activities as a multimedia developer and IT consultant, DASB provides centralized management and back-office support to SDA's other subsidiaries from its office in Petaling Jaya, Malaysia.

On July 5, 2006, DASB acquired the entire shares of SDAM from SDA. DASB also acquired the entire shares of Secured Shipping Sdn Bhd ("SSSB") and Digital Image ID Sdn Bhd ("DID"). SSSB and DID were wholly owned subsidiaries of SDAM. Further, SSSB had acquired all the shares of Innospective Sdn Bhd from SDAM. Innospective was renamed iSpec Sdn Bhd and SSSB was renamed DigitalApps Technologies Sdn Bhd ("DAT").

On July 27, 2006, DASB incorporated a new wholly owned subsidiary company, DigitalApps Media Sdn Bhd ("DAM") to provide outsourced business process services.

On September 4, 2006, DASB incorporated a new wholly owned subsidiary company, Digital Kiosk Technologies Sdn Bhd ("DKT") (f/k/a Century Jubilee Sdn Bhd). DKT is involved in the supply of a network of free-standing, interactive display and payment kiosk services.

On September 18, 2006, DASB sold all the shares of SDAM which included its subsidiary companies, AMS, AMSSB, a 60% owned subsidiary of AMS, GSC, GIT, a 55% owned subsidiary of GSC and GIT's wholly-owned subsidiaries GZ, GF and GID to a third party, for RM16 million (approx. $4,337,000) in cash and the offset of certain liabilities. The sale resulted in a gain on disposal of $156,649. The receivable is due in one year or less from the date of sale unless extended by the parties and the receivable bears no interest. At September 30, 2006, the Company was owed $282,570 and such amount is included in trade and other accounts receivables.

The results of operations of SDAM and its subsidiaries have been retroactively restated as discontinued operations pursuant to SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." In addition, the segment disclosures required by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information', have been omitted as the Company is operating in only one segment subsequent to the disposal of SDAM and its subsidiaries.

4. RELATED PARTY ACTIVITY

During the three and nine months ended September 30, 2006 and 2005, the Company recognized revenue of $268,497, $427,794, $147,105 and $323,000, respectively, for project consulting fees from a related party, pursuant to four consulting contracts. In association with these contracts, during the three and nine months ended September 30, 2006 and 2005, the Company recognized costs of revenue amounting to $80,549, $128,414, $43,947 and $92,895, respectively.

As of September 30, 2006, accounts receivable from the related entity totaled $122,647.

At December 31, 2005, long-term receivables, related parties, consisted of $183,098 due from Synervest Sdn Bhd ("SSB"). This amount primarily arose in the year ended December 31, 1998 when the Company sold to SSB assets used in the operations of a subsidiary. Due to the uncertainty of collection of the related receivable, a related gain on the sale of the assets was deferred and is to be recognized only after all costs have been recovered and as payments are received. During the year ended December 31, 2002, payments received by the Company exceeded all remaining costs. The Company received $22,579, $66,356, $36,974 and $76,632 of the outstanding receivable during the three and nine months ended September 30, 2006 and 2005, respectively, resulting in a realization of gain on sale of assets, related party for those periods. The deferred gain included in the balance sheet has been reduced accordingly.

General and administrative expenses - related parties of continuing operations for the three and nine months ended September 30, 2006 and 2005 totaled $36,500, $96,500, $15,000 and $45,000, respectively. These expenses included management fees and administrative expenses payable by the Company to LSH. Related parties of discontinued operations for the three and nine months ended September 30, 2006 and 2005 totaled $ 0, $13,001, $6,315 and $18,947, respectively.

For the three and nine months ended September 30, 2006 and 2005, LSH billed the Company's Malaysian continuing subsidiary for administrative expenses of $6,500, $0, $0 and $0, respectively.

For the three and nine months ended September 30, 2006 and 2005, LSH billed the Company's Malaysian discontinued subsidiary for administrative expenses of $0, $13,001, $6,315 and $18,947, respectively.

The Company also incurred management fees of $30,000, $90,000, $15,000 and $45,000 for the three and nine months ended September 30, 2006 and 2005, respectively. The management fees were charged on the basis of time spent for the administration and management services provided to the Company.

On September 18, 2006, DASB acquired 1,050,000 shares of PTSB from its directors, Mr. Mustaffar Yacob and Dato' Wan Abdul Razak for a total consideration of RM567,500 (approx. $154,000). The balance is due in one year or less from the date of purchase unless extended by the parties and such debt bears no interest. At September 30, 2006, the Company owes the directors $153,844 and such amount is included in accounts payable.

DASB's interest in PTSB increased from 86.38% to 95% arising from this acquisition.

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

In 2004, the Company recorded an initial liability of $246,681 for the value of the embedded liability. The initial value of the embedded liability was amortized over the term of the Note. For the three and nine months ended September 30, 2006 and 2005, the Company recognized amortization expense of $0, $0, $26,551 and $179,862 respectively, and is included in interest expense.

In 2004, the Company recorded debt discount and amortization costs of $95,346, which included the initial value of the warrants of $62,525. These costs were amortized over the term of the Note. Amortization in the amount of $0, $0, $41,280 and $65,511 for the three and nine months ended September 30, 2006 and 2005, respectively, is included in amortization of debt issuance costs in the statement of operations.


6. PREFERRED STOCK

On May 28, 2004, the Company and one of its wholly-owned subsidiaries, SDA Worldwide , Inc. (f/k/a SDA America, Inc.) entered into the "SPA" with the Master Fund under which SDAW issued 6,500,000 shares of Series A Convertible Preferred Stock (the "Series A Preferred") at a price of $1.00 per share, which was convertible into shares of the Company's common stock, and warrants to purchase up to 3,000,000 shares of the Company's common stock.

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

Black-Scholes valuations were performed on the derivative liability associated with the Series A Preferred and the related warrants. In 2004, the Company recorded an initial derivative liability of $3,206,857. The initial value of the derivative liability was being accreted over three years based on management's estimate of the expected term. For the three and nine months ended September 30, 2006 and 2005, accretion amounted to $0, $0, $2,140,988 and $2,530,487, respectively, and is included in accretion to preferred stock redemption value.

In 2004, the Company recorded issuance costs of $1,051,927, which included the initial value of the warrants of $625,248. These costs were amortized over three years. Amortization of issuance costs totaled $0, $0, $620,367 and $782,202 for the three and nine months ended September 30, 2006 and 2005, respectively, and is included in accretion to preferred stock redemption value.


7. COMMON STOCK

On June 2, 2005, the Company reissued 250,000 shares of common stock from its treasury stock to a consultant as payment for services rendered to the Company in connection with an acquisition.

On June 2, 2005, the Company reissued from its treasury stock 199,218 shares of common stock at $0.103 per share for total consideration of $20,466; 843,446 shares of common stock on August 9, 2005 at $0.108 per share for total consideration of $91,092; and 295,632 shares of common stock on September 23, 2005 at $0.085 per share for total consideration of $25,129, to a consultant as payment for services rendered to the Company during fiscal 2005. In August 2005, the Company reissued 609,756 shares of its common stock from treasury to an investor for cash of $50,000 in private placement exercises. These shares were issued at a price equal to 85% of the average of the five lowest closing prices of the common stock during the twenty-two trading days prior to the date of issuance, as reported by Bloomberg News Services. On August 9, 2005, the Company reissued from its treasury stock 240,000 shares of common stock at $0.139 per share for a total consideration of $33,360. On September 27, 2005, the Company issued 240,000 shares of common stock at $0.098 per share for a total consideration of $23,520. On February 8, 2006 and May 3, 2006, the Company reissued from its treasury stock a total of 480,000 shares of common stock at $0.09 per share for a total consideration of $43,200 to a consultant pursuant to a compensation agreement dated July 15, 2005, under which the Company is to issue an aggregate of 960,000 shares of its common stock, to the consultant as payment for services to be rendered to the Company for the twelve-month period ending July 14, 2006. The 480,000 shares were valued, based on the respective market prices on the date of issuance, and the Company recognized compensation expense of $3,600 and $47,120 for the three and nine months ended September 30, 2006.

On October 4, 2005 and February 21, 2006 , the Company reissued from its treasury stock 1,000,000 shares of common stock at $0.10 per share for total consideration of $100,000. In addition, on June 12, 2006 and August 10, 2006, the Company issued 1,000,000 shares of common stock at $0.10 per share for total consideration of $100,000 to a consultant pursuant to a compensation agreement dated September 12, 2005, under which the Company is to issue an aggregate of 2,000,000 shares of its common stock to the consultant at $0.10 per share as payment for services to be rendered to the Company for the twelve-month period ending September 12, 2006. For the three months and nine months ended September 30, 2006, the Company recognized compensation expense of $38,889 and $138,889 respectively.

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

On June 12, 2006, the Company issued 1,000,000 shares of common stock to a consultant as payment for services rendered to the Company over a one year period. The Company recognized $90,000 as compensation expense based on the market value of $0.09 per share on the date of issuance.

On June 12, 2006, the Company issued 185,759 shares of common stock to a consultant as payment for advance of working capital to a subsidiary of the Company for total consideration of $15,000 based on the market value of $0.08075 per share on the date of issuance.

On July 27, 2006, the Company issued 650,457 restricted shares of common stock and 650,457 shares of common stock to a consultant as payment for services rendered to the Company for a total consideration of $96,268 based on the market value of $0.074 per share on the date of issuance.

On August 23, 2006, the Company reissued from its treasury stock 350,000 shares of common stock to a consultant as payment for services rendered to the Company. The Company recognized $24,151 as compensation expense based on the market value of $0.069 per share on the date of issuance.

On October 16, 2006, the Company issued 250,000 shares of common stock at $0.06 per share for a total consideration of $15,000 to a consultant pursuant to a compensation agreement dated April 15, 2006, under which the Company is to issue an aggregate of 1,000,000 shares of its common stocks to the consultant as payment for services to be rendered to the Company for the twelve-month period ending April 15, 2007.


8. SIGNIFICANT CONCENTRATIONS OF CREDIT RISK

The Company grants credit, generally without collateral, to its customers. Two customers accounted for the following revenue:

                            Three Months Ended                     Nine Months Ended
                     September 30,       September 30,          September 30,   September 30,
                        2006                   2005                 2006              2005
                  ----------------      ---------------      -----------------   ---------------
                                           (Restated)                               (Restated)
Customer 1                 48%                 47%                 48%                 48%
Customer 2                 48%                 46%                 48%                 48%

                  ----------------      ---------------      -----------------   ---------------
Total                      96%                 93%                 96%                 96%
                  ================      ================     =================   ===============

At September 30, 2006, the two customers accounted for 99% of trade accounts receivable. The large concentration of revenues with the two customers is a result of the Company's strategy of using the two customers as contractors to service certain accounts with certain long-standing accounts established by the Company, reducing credit risk and carrying costs. Allowance for doubtful accounts receivable was $160,439 at September 30, 2006. The Company will continue to pursue vigorously the collection of all its outstanding accounts receivable.

Three suppliers accounted for 99% cost of revenues during the nine months ended September 30, 2006, and one supplier accounted for substantially all cost of revenues during the nine months ended September 30, 2005. The Company is not dependent upon one supplier to provide the services that it requires but made a strategic decision to engage the services of only a small number of suppliers after taking into consideration the quality of service and competitive pricing being offered. Should the need arise, the Company believes that it will be able to utilize alternative suppliers for the services that it requires.


9. SUBSEQUENT EVENTS

On October 21, 2006, the Board of Directors of Secured Digital Applications, Inc. (the "Company") approved an award of incentive compensation to Chief Executive Officer and Chairman Patrick Lim including the following: warrants to purchase 6,300,000 shares of the common stock of the Company and an award of 500,000 shares of common stock per year if the Company in that year achieves a compounded growth rate of at least 15 percent. The award of warrants was approved by the Board in consideration for Mr. Lim's performance as CEO and in consideration of historic compensation levels significantly below the compensation received by chief executive officers of companies with similar levels of revenue. The warrants will be priced at 110 percent of the closing price of the common stock of the Company on October 23, 2006, or $0.0649. The warrants will be issued in three equal annual installments and are exercisable on or before October 21, 2011. The incentive compensation award payable in common stock is outside the Corporation's shareholder approved incentive compensation program.

The Board further approved a share exchange agreement with LSH Asset Holdings Sdn Bhd, an entity controlled by Mr. Lim, whereby Mr. Lim will exchange 20,000,000 shares of common stock held by LSH for 100,000 shares of newly issued Series B non-dividend bearing preferred stock. The issuance of the preferred stock was approved by the Board in consideration of non-interest bearing cash advances made to the Company since 1999, of which $59,672 remains unpaid, as well as Mr. Lim's willingness to make future advances to the Corporation for working capital. The Series B shares each are entitled to 200 votes per share and have a liquidation preference of $25 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

THE FOLLOWING ANALYSIS OF THE OPERATIONS AND FINANCIAL CONDITION OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO, OF THE COMPANY CONTAINED ELSEWHERE IN THIS FORM 10-QSB.


OVERVIEW

Secured Digital Applications, Inc. ("We", "SDA" or the "Company") is a provider of subcontracted business services. These include media production, which develops content for various technologies, including television, the Internet and free-standing displays. We also provide information technology services in such areas as biometric technology and security systems. We are in the process of developing a broad platform of outsourced core business services that will be offered to companies in the United States, including digital document management, accounts receivable and payables management, bookkeeping and purchasing services. We anticipate that we will begin offering those services in late 2006 or early 2007. We generate revenue through our majority or wholly owned subsidiary companies located in the United States and Malaysia.

Since SDA became a publicly held company through a reverse acquisition in 1999, the Company has evolved in its operations. We expanded our initial lines of business as a broadband communications operator and Internet content provider by acquiring majority interests in regional companies believed to have superior potential for growth and profitability as a member of the SDA Group of Companies. Acquisitions have been made pursued based on management's criteria for acquisition, which include acquisition costs, growth potential, compatibility with SDA's existing Subsidiaries. During this acquisition process, we developed a centralized management and support structure provided by our home office in Petaling Jaya, Malaysia to support our operating subsidiaries and the ability of potential acquisitions to benefit from our management structure became a significant consideration in making acquisitions.

Reorganization of Operating Subsidiaries
----------------------------------------

During the third quarter of 2005, the Company determined that it was in the best interests of SDA and its shareholders to restructure the Company's operating subsidiaries. The intent of the reorganization was to improve administrative efficiency and profit margins, as well as to dispose of certain assets or subsidiaries that did not meet management's criteria for continued inclusion in the SDA group of companies. In particular, we determined that our subsidiaries involved in the developing business of secured shipping and in the established business of operating retail computer outlets did not meet the Company's criteria for profitability and/or fit within the Company's organization. Under the reorganization plan, the assets of our principal operating subsidiary Secured Digital Applications (M) Sdn Bhd ("SDAM") were sold to an unrelated third party, which then made a simultaneous assignment of those assets and liabilities, excluding the operations that we disposed of, to a newly created subsidiary DigitalApps Sdn Bhd ("DASB"). DASB thus became our principal operating subsidiary with substantially the same assets and liabilities as the former SDAM, less the assets that were disposed of, discussed below.

Through reorganization, we reduced the number of operating subsidiaries and disposed of the companies associated with our Gallant IT operations, which operated retail computer stores in metropolitan Kuala Lumpur. We also disposed of the companies through which we had been seeking to develop a secured shipping business.

In connection with the reorganization, we incorporated a new subsidiary, DigitalApps Sdn Bhd ("DASB"), which will act as the principal holding company for the Corporation's four operating subsidiaries: Perwimas Telecommunications Sdn Bhd ("PTSB"); DigitalApps Technologies Sdn Bhd ("DAT") (formerly Secured Shipping Sdn Bhd ("SSSB")); Digital Image ID Sdn Bhd ("DID") and DigitalsApps Media Sdn Bhd ("DAM"). DAT owns 55 percent of Ispec Sdn Bhd ("ISS") (formerly Innospective Sdn Bhd). DID will own 100 percent of Century Jubilee Sdn Bhd ("CJSB"), a newly incorporated subsidiary. The assets and liabilities of Gallant Service Centre Sdn Bhd ("GSC"), through which we owned a majority interest in the Gallant group of companies, and Armor Multi Systems Sdn Bhd ("AMS") and Armor Multi Services Sdn Bhd ("AMSSB") were sold to the third party.

SDA's core line of business is outsourced media production and information technology applications, which account for the majority of our revenue. Our operating subsidiaries offer products in diverse lines of business including the development of Internet content, digital security and biometric products. We conduct our principal operations in Malaysia. Our subsidiaries as of September 30, 2006 are the following companies:

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

 - SDA Worldwide, Inc.("SDAW")(f/k/a SDA America, Inc.) an 80% owned subsidiary, organized under Delaware law and based in Saddle Brook, NJ, is in the process of developing and commercializing a platform of outsourced business services that will be offered primarily to small and medium enterprises in the United States. The company was originally formed as a wholly owned corporation used as a special vehicle to secure a $6.5 million funding from Laurus Master Fund Ltd. (the "Master Fund") through private placement of securities consisting of convertible preferred stock of SDA America. As a result of the early retirement of the Laurus investment, management determined to use the corporation as the vehicle to develop the company's international trade consulting business in the United States. SDAW began operations in 2006 and did not generate any revenue in 2005.

 - DigitalApps Sdn Bhd ("DASB"), is a wholly owned Malaysian subsidiary that designs, develops and produces multimedia content and provides consulting services for website development, network engineering and project management in IT related projects. In addition to its activities as a multimedia developer and IT consultant, DASB provides centralized management and back-office support to SDA's other subsidiaries from its office in Petaling Jaya, Malaysia.

 - Perwimas Telecommunications Sdn Bhd ("PTSB"), a 95% owned Malaysian subsidiary of DASB, provides broadband and application services under licenses granted by the government of Malaysia.

 - Ispec Sdn Bhd ("ISS") (f/k/a Innospective Sdn Bhd), a 55% owned subsidiary of DigitalApps Technologies Sdn Bhd ("DAT") (f/k/a Secured Shipping Sdn Bhd ("SSSB")), is a systems integration firm specializing in the design, development and implementation of wireless applications and electronic solutions.

In addition, as part of the reorganization, we increased our equity interest in PTSB from 86 percent to 95 percent by purchasing minority interests held by two of our directors, Dato' Wan Abdul Razak and Mustaffar Yacob for aggregate consideration of $153,844.

The accompanying consolidated financial statements include the accounts of Secured Digital Applications, Inc. and its subsidiaries.

For the three months and nine months ended September 30, 2006 and 2005, the Company's revenue was generated primarily from the following activities:

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


Significant Business Developments and Plan of Operation

During 2006, the Company anticipates that it will continue to implement its strategy and to operate its existing lines of businesses, including an expansion of its multi-media production business into the area of free-standing kiosks and display advertising. The Company is pursuing a joint venture with KioskMedia (M) Sdn Bhd, a designer and producer of free-standing interactive kiosks and free-standing advertising with equipment installed in Asia and Europe. Management expects to complete the transactions necessary to form the joint venture company in the fourth quarter of 2006, after which it will own 75 percent of a new company in which Kiosk Media will own 25 percent.

We plan to operate in the United States during 2006 primarily through SDAW and CST and to provide outsourced business services to small and medium sized United States business as well as consulting services to Asian companies that are seeking to establish a presence in the US markets. In addition, we are developing a sales organization for our media production business and are seeking to establish a client base within the United States.

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

We anticipate that we will incur additional operating expense in introducing through SDAW our business process outsourcing product and in seeking to develop a customer base in the United States for our media production and information technology products. We expect to incur these costs in completing the acquisition and development of the technology used in the business process outsourcing product and for marketing, sales and administrative expenses for personnel employed in the United States. Our strategy is to utilize the Company's experience in the central administration of multiple operating subsidiaries and the staff located in our home office in Petaling Jaya to provide labor for outsourced business processes. We will incur additional expense to assure that adequate personnel are employed in the home office, which may not be offset by the revenue generated by sales in the United States. Although management is optimistic that a significant market exists for outsourced business processes and that the Company can compete in that market, there can be no assurance that we will be able to operate such a business profitably.


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

The following table sets forth certain operating data for Secured Digital Applications and subsidiaries for the periods as indicated below.


                                                   Nine Months Ended September 30,
                                                -----------------------------------
                                                      2006                    2005
                                                                         (Restated)
Revenues                                        $   26,237,103        $  19,236,977
Gross profit                                         1,547,101            1,580,221
Sales and marketing                                     20,712               45,524
General and administrative                           1,548,306              920,178
Gain on disposal of assets-related parties              66,356               76,382
Net income (loss)                                      508,968              367,800

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2006 TO THE THREE MONTHS ENDED SEPTEMBER 30, 2005


REVENUES

Revenues for the three months ended September 30, 2006 ("2006") totaled $9,766,203 compared to $7,357,844 for the three months ended September 30, 2005 ("2005").

The increase in net sales in 2006 as compared to 2005 was mainly due to an increase in fees earned from the production of multimedia programs and business contracts. The increase in revenue from the production of multimedia programs was the result of sub-contract work from the Company's two major customers. Revenue for project consulting services was generated from contracts that the Company secured in 2001 through 2003. In 2006 and 2005, two customers each accounted for 48% of total revenue in both periods. In 2005, two customers accounted for 46% and 47% of total revenue, respectively.


GROSS PROFIT

Gross profit increased to $889,231 in the third quarter of 2006 compared to $612,978 during the comparable period in 2005.

The gross profit percentage increased to 9.1% in 2006 from 8.3% in 2005. The increase in gross profit percentage was primarily due to higher revenue in 2006. The Company incurring lesser subcontractor costs was also another factor which contributed to a higher gross profit percentage. The Company is striving to improve its quality of services and efficiency with objective to increase its gross profit percentage. The outsourcing of content production work enabled the Company to develop a team of contractors that will assist the Company in producing multimedia content and applications that are crucial to its future business operation.


SALES AND MARKETING EXPENSES

Sales and marketing expenses decreased by $22,502 or 62%, to $13,538 in the third quarter of 2006 compared to $36,040 in the third quarter of 2005, primarily as a result of a decrease in travel expenses.


GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses relating to non-related parties increased to $390,890 in 2006 compared to $334,789 in 2005.

The increase was primarily attributable to an increase in consulting fees, compensation expenses, maintenance expenses, and professional fees, in particular legal and accounting fees incurred in connection with a restatement of financial statements during the first and second quarters of 2006.

In 2006, general and administrative expenses consisted of the following: 5% was for depreciation of tangible assets, 10% was for employee payroll, 34% was for fees for professional and auditing services, 3% was for investor relation expenses, 14% was for compensation expenses and 34% was for rent, utilities, general office supplies, communications and corporate insurance expenses. For 2005, 17% was for depreciation of tangible assets, 0.4% was for consulting fees, 13% was for employee payroll, 37% was for fees for professional and auditing services, 20% was for investor relation expenses, 1.6% was for compensation expenses and 11% was for rent, utilities, general office supplies, communications and corporate insurance expenses.

General and administrative expenses - related parties of continuing operations in the third quarter of 2006 were $36,519. These expenses included management fees and administrative expenses payable by the Company to a company in which Mr. Patrick Lim, the Chairman and Chief Executive Officer of the Company, has a financial interest. In the third quarter of 2006, the related company, LSH
Asset Holdings Sdn Bhd ("LSH") billed the Company's Malaysian subsidiary,
DASB, administrative expenses of $6,500 for administration and clerical fees incurred by LSH on behalf of DASB. The Company also incurred management fees of $30,000 and $15,000 in the third quarter of 2006 and 2005, respectively. The management fee was charged on the basis of time spent for the administration and management services provided to the Company.

Related parties of discontinued operations in the third quarter of 2005 were $6,315. These expenses included management fees and administrative expenses payable by the Company to a company in which Mr. Patrick Lim, the Chairman and Chief Executive Officer of the Company, has a financial interest. In the third quarter of 2005, the related company, LSH Asset Holdings Sdn Bhd ("LSH") billed the Company's Malaysian subsidiary, SDAM, administrative expenses of $6,315 for administration and clerical fees incurred by LSH on behalf of SDAM.


INTEREST EXPENSE

Interest expense decreased by $139,382 or 99%, to $303 in the third quarter of 2006 as compared to $139,685 in the comparable period of 2005. Interest expense in 2006 relates to capital lease obligations and term loans. Interest expense in 2005 included $2,173 related to the $500,000 convertible term note issued on May 28, 2004, $16,164 related to a penalty on the early repayment of the convertible term note and $119,180 related to the amortization of the derivative liability associated with the term note. In 2005, interest expense relating to the term note accounted for 97% of the expense for the period.


AMORTIZATION OF DEBT ISSUANCE COSTS

Amortization of finance costs of $41,280 in the third quarter of 2005 relate to the issuance of the term note on May 28, 2004.


PREVIOUSLY DEFERRED GAIN ON SALE OF TECHNOLOGY - RELATED PARTY

The gain represents the recognition of a previously deferred gain of $22,579 and $36,974, respectively, related to a similar amount the Company received from its long-term receivable - related party. The receivable balance and total deferred gain was each $183,098, respectively, as of December 31, 2005. This amount arose in the year ended December 31, 1998 when the Company sold assets used in the operations of a subsidiary to a related company. Due to the uncertainty of collection of the related receivable, the related gain on the sale of the assets was deferred and is to be recognized only after all costs have been recovered and as payments are received. During the year ended December 31, 2002, payments received by the Company exceeded all remaining costs. As a result of cash payment received, the Company's long-term receivable - related party and deferred gain balances were reduced to $122,647 respectively, as of September 30, 2006.


COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2006 TO THE NINE MONTHS ENDED SEPTEMBER 30, 2005

REVENUES

Revenues for the nine months ended September 30, 2006 ("2006") totaled $26,237,103 compared to $19,236,977 for the nine months ended September 30, 2005 ("2005"). The increase in net sales in 2006 as compared to 2005 was mainly due to an increase in fees earned from the production of multimedia programs and business contracts. The increase in revenue from the production of multimedia programs was the result of sub-contract work from the Company's two major customers. Revenue for project consulting services was generated from contracts that the Company secured in 2001 through 2003. In 2006, two customers, each accounted for 48% of total revenue. In 2005, two customers each accounted for 48% of total revenue.


GROSS PROFIT

Gross profit decreased to $1,547,101 for the nine months ended September 30, 2006 compared to $1,580,221 during the comparable period in 2005. The gross profit percentage decreased to 5.9% in 2006 from 8.2% in 2005. The lower gross profit percentage is a result of the Company incurring additional subcontractor expenses in the first six months in year 2006 and added competitive pressures to secure contracts, resulting in reduced margins. The Company is striving to improve its quality of services and efficiency with objective to increase its gross profit percentage. The outsourcing of content production work enabled the Company to develop a team of contractors that will assist the Company in producing multimedia content and applications that are crucial to its future business operation.

SALES AND MARKETING EXPENSES

Sales and marketing expenses decreased by $24,812 or 55%, to $20,712 for the nine months ended September 30, 2006 compared to $45,524 in the comparable period of 2005, primarily as a result of a decrease in travel expenses.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses relating to non-related parties increased to $1,438,805 in 2006 compared to $856,231 in 2005. These expenses by division are as follows:

The increase was primarily attributable to an increase in consulting fees, compensation expenses, maintenance expenses, and professional fees. In 2006, general and administrative expenses consisted of the following: 10% was for depreciation of tangible assets, 10% was for employee payroll, 26% was for fees for professional and auditing services, 1% was for investor relation expenses, 34% was for compensation expenses and 19% was for rent, utilities, general office supplies, communications and corporate insurance expenses. For 2005, 21% was for depreciation of tangible assets, 0.1% was for consulting fees, 15% was for employee payroll, 24% was for fees for professional and auditing services, 8% was for investor relation expenses, 12% was for compensation expenses and 19.9% was for rent, utilities, general office supplies, communications and corporate insurance expenses.

General and administrative expenses - related parties of continuing operations for the nine months ended September 30, 2006 and 2005 were $96,500 and $45,000, respectively. These expenses included management fees and administrative expenses payable by the Company to LSH. In 2006, LSH billed the Company's Malaysian subsidiary, DASB, administrative expenses of $6,500 for administration and clerical fees incurred by LSH on behalf of DASB. The Company also incurred management fees of $90,000 and $45,000 in 2006 and 2005, respectively. The management fee was charged on the basis of time spent for the administration and management services provided to the Company.

Related parties of discontinued operations for the nine months ended September 30, 2006 and 2005 were $13,001 and $18,947, respectively. These expenses included management fees and administrative expenses payable by the Company to LSH. In 2006 and 2005, LSH billed the Company's Malaysian subsidiary, SDAM, administrative expenses of $13,001 and $18,947 respectively, for administration and clerical fees incurred by LSH on behalf of SDAM.


INTEREST EXPENSE

Interest expense decreased by $217,569 or 99%, to $1,912 for the nine months ended September 30, 2006 as compared to $219,481 in the comparable period of 2005. Interest expense in 2006 relates to capital lease obligations. Interest expense in 2005 included $18,381 related to the $500,000 convertible term note issued on May 28, 2004, $16,164 related to a penalty on the early repayment of the convertible term note and $179,862 related to the amortization of the derivative liability associated with the term note. In 2005, interest expense relating to the term note accounted for 89% of the expense for the period.


AMORTIZATION OF DEBT ISSUANCE COSTS

Amortization of finance costs of $65,511 in 2005 relate to the issuance of the term note on May 28, 2004.



PREVIOUSLY DEFERRED GAIN ON SALE OF TECHNOLOGY - RELATED PARTY

The gain represents the recognition of a previously deferred gain of $66,356 and $76,382, respectively, related to a similar amount the Company received from its long-term receivable - related party. The receivable balance and total deferred gain was each $183,098, respectively, as of December 31, 2005. This amount arose in the year ended December 31, 1998 when the Company sold assets used in the operations of a subsidiary to a related company. Due to the uncertainty of collection of the related receivable, the related gain on the sale of the assets was deferred and is to be recognized only after all costs have been recovered and as payments are received. During the year ended December 31, 2002, payments received by the Company exceeded all remaining costs. As a result of cash payment received, the Company's long-term receivable - related party and deferred gain balances were reduced to $122,647 respectively, as of September 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2006, the Company had net cash of $45,798.

In 2006, operations were funded primarily from the proceeds of a private placement and increased bank borrowings. In addition, as of September 30, 2006, the Company owed Patrick Lim, the Company's principal shareholder, Chief Executive Officer ("CEO") and Chairman $59,672. Additionally, as of September 30, 2006, the Company owed an affiliated company in which Mr. Lim has a financial interest, $160,109 for short-term cash advances made to a subsidiary of the Company for working capital purposes from time to time and for management fees. These amounts are unsecured, bear no interest and have no fixed terms of repayment.

Net cash used in operating activities of $481,458 in 2006 was primarily due to increases in trade receivables net of non-cash expenses incurred by the Company and increases in various payables.

Net cash provided by investing activities totaled $593,810 and was mainly due to the sale of equipment of $631,828. In 2006, the Company purchased property and equipment totaling $38,018.

Net cash provided by financing activities totaled $45,361 and was attributable to a private placement and borrowings from an affiliated company totaling $129,934, net of payments made for various debt.

In addition to internally generated funds and financial support from Mr. Lim, the Company may seek to raise additional funds from equity or debt financing for its future working capital requirements. As of September 30, 2006, the Company has furniture and equipment of approximately $1 million for implementation of its business plan. The Company estimates that it may require additional capital expenditures of up to $2.0 million to implement its business plan. The Company expects to incur further expenses to acquire companies and technologies that are synergistic to the new businesses and will help the Company to rollout the new businesses in the shortest time possible. During 2003 and 2004, the Company incurred $263,000 in the establishment and acquisition of new subsidiaries and associates relating to its new businesses. Some of these acquisitions did not work out well and the Company has sold some of these companies, whose operations and management were not compatible with the Company's business plan in 2004. For 2006, the Company presently estimates that it may ultimately incur an additional $2.1 million to identify, negotiate and acquire businesses and/or net assets in companies synergistic to its planned new businesses. In addition, the Company estimates that in the event it makes such acquisitions it would require a further $2.0 million to finance the set-up cost of its new businesses. The Company also expects that it will require a further $2.0 million to finance the working capital of its new businesses and the operation of its newly acquired and/or established subsidiaries and associates.


SUBESEQUENT EVENTS

On October 21, 2006, the Board of Directors of Secured Digital Applications, Inc. (the "Company") approved an award of incentive compensation to Chief Executive Officer and Chairman Patrick Lim including the following: warrants to purchase 6,300,000 shares of the common stock of the Company and an award of 500,000 shares of common stock per year if the Company in that year achieves a compounded growth rate of at least 15 percent. The award of warrants was approved by the Board in consideration for Mr. Lim's performance as CEO and in consideration of historic compensation levels significantly below the compensation received by chief executive officers of companies with similar levels of revenue. The warrants will be priced at 110 percent of the closing price of the common stock of the Company on October 23, 2006, or $0.0649. The warrants will be issued in three equal annual installments and are exercisable on or before October 21, 2011. The incentive compensation award payable in common stock is outside the Corporation's shareholder approved incentive compensation program.

The Board further approved a share exchange agreement with LSH Asset Holdings Sdn Bhd, an entity controlled by Mr. Lim, whereby Mr. Lim will exchange 20,000,000 shares of common stock held by LSH for 100,000 shares of newly issued Series B non-dividend bearing preferred stock. The issuance of the preferred stock was approved by the Board in consideration of non-interest bearing cash advances made to the Company since 1999, of which $59,672 remains unpaid, as well as Mr. Lim's willingness to make future advances to the Corporation for working capital. The Series B shares each are entitled to 200 votes per share and have a liquidation preference of $25 per share.

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


There has been no change in our internal control over financial reporting during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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




                                          SECURED DIGITAL APPLICATIONS, INC.
                                                   (Registrant)



DATE: NOVEMBER 20, 2006                   BY: /s/ Patrick Soon-Hock Lim
                                          ------------------------------
                                          Patrick Soon-Hock Lim
                                          Chairman & Chief Executive Officer



DATE: NOVEMBER 20, 2006                   BY: /s/ Voon Fui Yong
                                          ------------------------------
                                          Voon Fui Yong
                                          Chief Accounting Officer