Form 10KSB
period 2006-12-31
SECURED DIGITAL APPLICATIONS INC
filed 2007-04-17
CIK 940516

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2006
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

     Issuer's revenues for its most recent fiscal year: $36,946,276

     The aggregate market value of the voting stock of the Company held by non-affiliates as of December 31, 2006 was $6,088,064


     The number of shares outstanding of the Company's common stock, as of April 16, 2007, was 129,496,814.

     Documents incorporated by reference: None

                                TABLE OF CONTENTS


PART I
Item 1     Description of Business                                           3
Item 2     Description of Properties                                        12
Item 3     Legal Proceedings                                                12
Item 4     Submission of Matters to a Vote of Security Holders              12

PART II
Item 5     Market for Common Equity and Related Stockholder Matters         13
Item 6     Management's Discussion and Analysis                             13
Item 7     Financial Statements                                             24
Item 8     Changes In and Disagreements with Accountants on Accounting
           and Financial Disclosure                                         24
Item 8A    Controls and procedures                                          24


PART III
Item 9     Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act                25
Item 10    Executive Compensation                                           27
Item 11    Security Ownership of Certain Beneficial Owners and Management   30
Item 12    Certain Relationships and Related Transactions                   30
Item 13    Exhibits                                                         31
Item 14    Principal Accountant Fees and Services                           32

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

     The Company will provide copies of its annual report, including audited financial statements to its security holders. We also file periodic reports with the Securities and Exchange Commission as well as reports on Form 8-K, proxy or information statements and other reports required of publicly held reporting companies. The public may read and copy any materials the Company files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains the reports, proxy and information statements, and other information that the Company files electronically with the SEC, which is available on the Internet at www.sec.gov. Further information about the Company and its subsidiaries may be found at www.digitalapps.net and www.eystar.com.

Introductory Note
-----------------

     The information contained in this annual report on Form 10-KSB reflects the effect of a reorganization of the Company's principal operating subsidiaries and the disposition of certain other assets and operating subsidiaries. As a result, certain results of prior periods have been restated to reflect certain operations, previously reported as continuing operations, as having been discontinued. The restatement of these operations, primarily related to the Company's former operations as the operator of retail computer stores and a secured shipping subsidiary, are described in more detail in the financial statements and notes thereto, as well as in Management's Discussion and Analysis.

ITEM 1.   DESCRIPTION OF BUSINESS.


OVERVIEW

     Secured Digital Applications, Inc. ("SDA" or the "Company") is a provider of outsourced business services and information technology consulting services. We generate revenue through our majority or wholly owned subsidiary companies located in the United States and Malaysia. We principally provide outsourcing and consulting services in the areas of information technology and biometric security, multimedia production and back-office business processes.

     SDA became a publicly held company as a broadband communications and internet content provider through a reverse acquisition in 1999. As a result of poor economic conditions in the telecommunications industry, the Company pursued a strategy of expanding its operations by acquiring majority interests in companies believed to have superior potential for growth and profitability. As a result of these acquisitions and through the internal development of new lines of business, SDA has focused it activities as a supplier of outsourcing and consulting services.

     During 2006, we reorganized our business and sold the Company's interest in a chain of computer retail stores and a secured shipping company. The reorganization was the result of our strategy to focus our activities on outsourcing and consulting, particularly in the areas of biometric security, information technology systems, multi-media production and back-office services.

     The shift in business activities from a broadband communications and internet content provider to outsourcing services and technology consulting has resulted in significant revenue growth for the Company over the last five fiscal years. While management intends to focus the activities of the Company on outsourcing services and consulting in the future, there can be no assurance that these levels of growth will continue indefinitely.


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

     SDA's corporate office is located at Park 80 West, Plaza One, Saddle Brook, NJ 07663. We also maintain an administrative office at 11, Jalan 51A/223, 46100 Petaling Jaya, Selangor, Malaysia.

     As of April 16, 2007, the Company had a total of 141,822,594 shares of common stock issued. The Company has not been subject to any bankruptcy, receivership or similar proceeding. The acquisitions, reorganizations and sales of assets are discussed below.

BUSINESS OF ISSUER

Operations of the SDA Group of Companies

     SDA is an outsourcing and consulting company that provides services on a contract basis to other companies. Our strategy is to provide business services to our customers in a manner that is both superior in quality and more cost efficient than the customer can provide themselves. Our outsourcing services are focused in the areas of information technology, biometric security, multi-media production and back-office business process such as financial reporting and accounting, document management and accounts payable and receivables. As an outsourcing supplier, we rely on a combination of current technology and favorable international labor market conditions to provide high-quality services at competitive prices.

     The Company has provided outsourced information technology and multi-media content and production services since 2000. We began to provide outsourced services in security applications, particularly biometric security applications, during 2003. As a result of our strategy of acquiring interests in smaller regional businesses and supporting those enterprises through a centralized management structure, we developed valuable experience as an integrator of business processes and developed management systems for back office procedures. Our strategy is to leverage our experience in operating the SDA Group of Companies to expand our outsourced services to include core business processes that include digital document management, financial reporting and accounting, accounts payable and accounts receivable management. In connection with that effort, we have developed an integrated package of technology that we provide to customers on a subscription basis together with labor at competitive prices provided through our staff in Malaysia. We strive to offer best-in-class technology to customers and are completing the final phases of our integration efforts. A complete rollout of our back office services is schedule for the Spring of 2007.

     Primarily through our subsidiary, DigitalApps Sdn Bhd ("DASB"), we provide managerial, sales and administrative services to our operating subsidiaries in Malaysia and the United States. These services include back-office support, such as accounting, sales, logistics and purchasing. DASB also provides strategic management for the portfolio of SDA subsidiary companies by through long-term planning, coordinates cross-selling efforts, and organizes projects undertaken in cooperation by multiple subsidiaries.

     SDA continues to seek to add to its holdings with acquisitions that meet management's criteria for inclusion in the group of SDA Companies. In general, we continue to seek out regional businesses with strong management willing to remain in considerable positions of responsibility as minority equity holders. We also seek businesses that are operating at a profit or near break-even and which provide a superior opportunity for high rates of growth after integration into the SDA group of companies. In considering potential acquisitions, SDA evaluates such factors as

     o the "fit" of the potential acquisition among SDA's existing subsidiaries, in particular whether the acquisition is complementary to SDA's existing operating subsidiaries;
     o the capabilities of existing management and the willingness of existing management to continue with the enterprise as employees and minority equity holders;
     o whether the enterprise provides, in management's view, a superior potential for growth and profitability after acquisition;
     o whether the enterprise, in management's view, can be successfully and beneficially integrated with SDA's existing business processes;
     o the terms under which existing management is prepared to convey a majority interest to SDA; and
     o the demonstrated ability of existing management to operate the enterprise profitably.

     SDA's acquisitions and the growth of its operating subsidiaries have been a significant factor in the rapid growth of the Company's revenues since 2000, from approximately $4.2 million for the year ended December 31, 2000 to approximately $36.9 million for the year ended December 31, 2006.

     There can be no assurance, however, of SDA's continuing success with its strategy of acquiring and integrating regional business enterprises.

     Since 2000, we have succeeded in financing our acquisitions primarily with internally generated funds and with the issuance of our common stock. This strategy has permitted the Company to maintain a low debt to equity ratio. There can be no assurance, however, that we will be able to continue to pay for acquisitions with internally generated funds and it is likely that we will require additional funding, which may result in the issuance of additional equity or debt.

Areas of Operation - Overview

     SDA's principal operations are largely in the information technology industry, in which its companies, either independently or through joint projects, seek to develop and commercialize practical applications of digital technology that are provided to third-party customers on a contract basis. Our largest sources of revenue are in multi-media production, security applications and information technology consulting.

     During the third quarter of 2006, the Company determined that it was in the best interests of SDA and its shareholders to restructure the Company's operating subsidiaries. The intent of the reorganization was to improve administrative efficiency and profit margins, to dispose of assets or subsidiaries that did not meet management's criteria for continued inclusion in the SDA group of companies and to focus on those activities believed by management to constitute the core businesses of the Company. In particular, we determined that our subsidiaries involved in the developing business of secured shipping and in the established business of operating retail computer outlets did not meet the Company's criteria for profitability and/or fit within the Company's organization. Under the reorganization plan, a substantial portion of the assets and liabilities of our principal operating subsidiary, Secured Digital Applications (M) Sdn Bhd ("SDAM"), were transferred to a newly created subsidiary, DigitalApps Sdn Bhd ("DASB"). DASB thus became our principal operating subsidiary with substantially the same assets and liabilities as the former SDAM.

     We reduced the number of operating subsidiaries and disposed of the companies associated with our Gallant IT operations, which operated retail computer stores in metropolitan Kuala Lumpur. We also disposed of the companies through which we had been seeking to develop a secured shipping business.

     In connection with the reorganization, we incorporated a new subsidiary, DigitalApps Sdn Bhd ("DASB"), which will act as the principal holding company for the Corporation's four operating subsidiaries: Perwimas Telecommunications Sdn Bhd ("PTSB"); DigitalApps Technologies Sdn Bhd ("DAT") (formerly Secured Shipping Sdn Bhd ("SSSB")); Digital Image ID Sdn Bhd ("DID") and DigitalApps Media Sdn Bhd ("DAM"). DAT owns 55 percent of Ispec Sdn Bhd ("ISS") (formerly Innospective Sdn Bhd). DID owns 100 percent of Digital Kiosk Technologies Sdn Bhd ("DKT") (formerly Century Jubilee Sdn Bhd ("CJSB")), a newly incorporated subsidiary. The assets and liabilities of Gallant Service Centre Sdn Bhd ("GSC"), through which we owned a majority interest in the Gallant group of companies, and Armor Multi Systems Sdn Bhd ("AMS") and Armor Multi Services Sdn Bhd ("AMSSB") were sold to the third party.

Operations During 2006

     The Company's principal operations during 2006 included the development and production of interactive, multimedia content for the Internet; the development, licensing and/or sale of specific products and applications that utilize the capacities of a broadband network; information technology consulting and the operation of a wireless broadband network in Malaysia. We marketed hardware and software as well consulting services to a number of companies in the public and private sectors. Our hardware products included the EyStar SmartHome Management System, broadband modems, biometric systems and Internet-based cameras. SDA sells its products in connection with consulting contracts that are awarded to the Company. We presently provide these services principally to customers in Southeast Asia.

     We also devoted significant effort to the development of our outsourced business processes product, which is intended to complement our outsourcing offerings in the information technology, security and multi-media fields. We licensed or acquired technology from various sources in the United States and began the process of integrating this technology into our new product, the EystarStation. The EystarStation provides a single point of entry, through a graphical user interface available on the Internet, into a customer's most significant business operations, including custom tailored financial reports, work in progress, inventory, accounts payable and receivable, expenses, and source documents. The EystarStation consists of a complete thin-client accounting and financial reporting package that is integrated with a thin-client document management system and a thin-client work-flow management system. Our outsourced business process product will combine the technology available through the EystarStation with labor performed at competitive rates at our work center in Petaling Jaya, Malaysia.

Corporate Reorganization

Reorganization

     In September 2006 the company concluded a reorganization of its corporate structure. The reorganization was implemented to improve profitability, to improve administrative efficiency and to realign the Company so as to focus on its core business operations, more particularly on outsourcing and consulting, particularly in the areas of biometric security, information technology systems, multi-media production and back-office services. In conjunction with the reorganization, the company divested certain operating subsidiaries that in the view of management no longer were consistent with the Company's long-term strategy and which failed to meet the Company's objectives for financial performance.

     The reorganization involved the transfer of substantially of all of the assets and liabilities of SDA Malaysia Sdn Bhd (SDAM) and its principal subsidiaries to a recently organized entity DigitalApps Sdn Bhd (DASB), and the substantially simultaneous assignment of the assets that were to be retained to the operating subsidiaries of DASB as described more fully in Note 1 to our financial statements. We then sold the assets remaining in SDAM, consisting principally of our retail computer and secured shipping subsidiaries, to a third party, realizing a gain of 46,472, payable in a note.

     The results of operations of SDAM and its subsidiaries have been retroactively restated as discontinued operations pursuant to SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." In addition, the segment disclosures required by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", have been omitted as the Company is operating in only one segment subsequent to the disposal of SDAM and its subsidiaries.


Subsidiaries

Following the reorganization, the Company has the following subsidiaries:

1) China Sea Trade Company, Inc. ("CST") (f/k/a Eystar Media, Inc.) a wholly owned subsidiary of SDA Worldwide, Inc., organized under Delaware law and based in Saddle Brook, NJ. CST offers consulting and management services to regional firms in Asia seeking to develop markets in the United States. These include contract sales representation, the contract management of joint venture companies and advice and consulting on funding and mergers and acquisitions within the United States. CST began operations in early 2006 and has not as yet generated any revenue.

2) SDA Worldwide, Inc. ("SDAW")(f/k/a SDA America, Inc.) an 80% owned subsidiary, organized under Delaware law and based in Saddle Brook, NJ, is in the process of developing and commercializing a platform of outsourced business services that will be offered primarily to small and medium enterprises in the United States. The company was originally formed as a wholly owned corporation used as a special vehicle to secure funding through the private placement of securities. As a result of the early retirement of the investment, management determined to use the corporation as the vehicle to develop the company's consulting and outsourcing businesses in the United States. SDAW began operations in 2006 and did not generate any revenue in 2005 and 2006.

3) DigitalApps Sdn Bhd ("DASB"), is a wholly owned Malaysian subsidiary that designs, develops and produces multimedia content and provides consulting services for website development, network engineering and project management in IT related projects. In addition to its activities as a multimedia developer and IT consultant, DASB provides centralized management and back-office support to SDA's other subsidiaries from its office in Petaling Jaya, Malaysia.

4) Perwimas Telecommunications Sdn Bhd ("PTSB"), a 95% owned Malaysian subsidiary of DASB, provides broadband and application services under licenses granted by the government of Malaysia.

5) Digital Image ID Sdn Bhd ("DID") (f/k/a Vista Positive Sdn Bhd), presently a wholly-owned Malaysian subsidiary of DASB, will be used as a joint venture vehicle to undertake a project with the Company's partners and a leading Malaysian IT company to enable the search and match of DNA data for newborns and registered criminals, for use primarily by the Government of Malaysia.

6) Digital Kiosk Technologies Sdn Bhd ("DKT") (f/k/a Century Jubilee Sdn Bhd), DID's wholly-owned subsidiary, from the date of acquisition on September 4, 2006.

7) Ispec Sdn Bhd ("ISS") (f/k/a Innospective Sdn Bhd), a 55% owned subsidiary of DigitalApps Technologies Sdn Bhd ("DAT") (f/k/a Secured Shipping Sdn Bhd ("SSSB")), is a systems integration firm specializing in the design, development and implementation of wireless applications and electronic solutions.

8) DigitalApps Media Sdn Bhd ("DAM"), DASB's wholly-owed subsidiary, from the date of incorporation on July 7, 2006.

     At December 31, 2006, the Company and its subsidiaries had a total of 20 employees, all of whom were employed in Malaysia. SDAW and CST are operated through a consulting agreement with the minority equity holder in SDAW, Intellego LLC, a New Jersey Limited Liability Company, which supplies three employees. In an effort to reduce its operating costs, the Company has outsourced its labor-intensive content production work to third parties. The Company plans to continue recruiting additional employees in 2007 to further strengthen its administrative, sales and marketing divisions.

The SDA Group of Companies Business Activities

Interactive Media Development

     The Company is involved in the design, development and production of interactive multimedia content, websites, programs and applications. We generally act as a production manager on these projects and utilize the services of a network of Asia development firms, as well as our in-house capabilities. In connection with our activities, we may provide bridge funding for these products. Our business includes the following activities:

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


System Integration, Product Development Services and Design Consulting

     Following the acquisition of Innospective Sdn Bhd ("ISS") in April 2005, the Company expanded its business into systems integration, specializing in the design, development and implementation of wireless applications and electronic solutions. Our activities during 2006 included providing turnkey solutions for wireless communications, controls and security, home and office automation, development of personal digital assistants, automatic vehicle locating systems and vehicle immobilizer systems; and supply, installation and commissioning of testing and measurement equipment. In addition, Innospective provides technical design consulting services and technical training services.

     ISS also supplied research and development services during 2006 to SDA's other operating subsidiaries. During 2007, SDA plans to incorporate the operations of Innospective into the activities of its principal operating subsidiary DASB.

     Although SDA divested its supply chain management and logistics businesses during 2006, it continues to pursue opportunities to provide technical consulting and technical services to supply chain and logistics companies. We continue to seek opportunities to combine the Company's experience in its supply chain management systems with wireless technologies like Radio Frequency Identification (RFID), Global Positioning System (GPS) tracking Systems, Short Message Systems (SMS) and biometric security systems and solutions as a consultant to supply chain managers and logistics operators.

     We provide general IT consulting, hardware and software, general systems integration and development and outsourced network management services, both independently and in conjunction with our outsourced business process services.


Eystar SmartHome System

     We market and distribute a second generation of the multi-protocol EyStar SmartHome Management System. The Eystar SmartHome is a gateway device that bridges external data networks such as the Internet to internal home networks like Ethernet, telephone line, power line and the 802.11b wireless LAN, eliminating the need for any additional wiring in the home. The Console has the capacity to enable value-added services to be offered to subscribers. These services include home healthcare in conjunction with hospitals and health advisors; interconnection and control of appliances produced by different manufacturers; and security applications that allow subscribers to check on their homes remotely. This Console is designed to operate on both the narrow and broadband fixed line/wireless networks and can be linked to the SmileCAM, another product marketed by the Company.

     SDA has entered into various agreements to expand the marketing of the SmartHome System or to provide enhanced features to purchasers of the console. In addition, we market the Smarthome system directly.

Advanced Security Products

     SDA is engaged in the development, commercialization and installation of advanced security technology incorporating biometric identification technologies and broadband communications. Through licenses obtained from third parties, we sell security products directly and in connection with consulting and service contracts. We develop value-added applications incorporating biometrics technology as part of our IT and wireless technology consulting activities. A significant aspect of our business is secured in connection with new construction of commercial and residential properties.

     As part of our security business, we sell the Sintec, Inc. SmileCAM remote video surveillance camera in Malaysia, Thailand, Singapore, Vietnam and Brunei under a renewable license from it manufacturer. We also distribute Testech Inc. biometrics security products under agreement with manufacturer. Our biometric products, sold directly and in conjunction with consulting and installation contracts, include

     o    access control systems,
     o    time and attendance,
     o    door lock and fingerprint authentication module
     o    remote cameras with automatic motion detection and tracking.

     Our security products utilize Internet protocols and multiple authentication modes such as fingerprint, voice or facial recognition, retinal scans and proximity readers. We have attempted to license products that incorporate innovative technology and are competitively priced in for mass markets in order to have a wide range of security products that can be customized to meet individual client needs.

Outsourced Business Process Service

     We are in the process of introducing a business process outsourcing (BPO) product through our Saddle Brook, NJ-based subsidiary, SDA Worldwide, Inc. Our BPO product will be offered principally to businesses in the United States and has been designed to provide a package of superior technology and competitive prices to small and medium-sized enterprises. We have begun to offer our BPO services on a limited basis and full rollout of the product is scheduled for the Spring of 2007.

     Our US-based BPO services consist, first, of expanding our multi-media production and information technology services to include United States customers. These services include video, Internet and other multi-media services, systems integration and development, network administration and secure data backup. The second area in which we offer outsourced services is in the area of back office functions, including financial reporting and accounting, document management and accounts payable and receivable.

     Significant effort has been devoted to the technical development of our outsourced business processes product, primarily in the integration of software and information systems that we obtain through licenses with third parties. We licensed or acquired technology from various sources in the United States and began the process of integrating this technology into our new product in late 2006, which is known as the Eystar Station. The Eystar Station provides a single point of entry, through a graphical user interface available on the Internet, into a customer's most significant business operations, including custom tailored financial reports, work in progress, inventory, accounts payable and receivable, expenses, and source documents. The Eystar Station consists of a complete thin-client accounting and financial reporting package that is integrated with a thin-client document management system and a thin-client work-flow management system.

     Our outsourced BPO product will combine the technology available through the Eystar Station with labor performed at competitive rates at our work center in Petaling Jaya, Malaysia.

     In connection with our BPO product, we have established relationships with data centers to host applications and customer data, which are located in Michigan and California. Through a relationship with one of our data center providers, we also offer customers secure off-site backup services.

     Business Process Outsourcing is expected to grow exponentially throughout Asia over the next few years. In Asia alone, the BPO market is estimated to be worth in excess of $100 billion. According to a top executive at one of the pioneering BPO companies in Asia, the demand for outsourcers with an advanced level of technical expertise far exceeds the supply.

     A key component of SDA Worldwide's BPO product is its entry into the fast-growing field of digital document management and the integration of its document management system with other information technology and office systems, including work-flow management systems. SDA Worldwide provides a digital document management solution that provides a complete audit trail and multiple layers of security. By integrating digital document management with financial and work-flow management systems, we believe that our solution significantly improves the efficiency, reliability, visibility and security of back office operations. By using labor available at significantly reduced prices in Asia and modern telecommunications, SDA believes that it can offer these improved processes at a cost that is less than domestic providers or in-house services. The Company further believes that Malaysia is an ideal location for work centers as a result of the generally high levels of education, high level of technology and communications services and widespread use of English. The Malaysia government also has generally supported the industry of outsourcing providers.


Broadband Networks

     The Company, through its subsidiary PTSB, has been granted a license by the government of Malaysia to develop and operate a countrywide wireless broadband network, known as VISIONET, with the capacity to provide interactive voice, video and data services. The Company established its first VISIONET cell in December 2001. Our broadband service presently is offered solely as a backhaul service for other telecommunication and broadband service providers. A backhaul service provides network infrastructure to other service providers who provide the direct link or "last mile" service to consumers.

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


     o The Company licenses technology and intellectual property from third-party vendors, including sophisticated software applications. These applications may be withdrawn, may receive inadequate support or may prove unreliable. The Company generally does not have the right to alter the source code of the applications that it licenses and may be unable to rectify defects in the software.

     o The Company utilizes remote data storage and telecommunications services to obtain access to its data and to provide access to the same data for its customers. The telecommunications services that are relied on may not function properly, service may be interrupted, or costs may increase. The data centers used to host the Company's applications and data may fail. Although the Company maintains a daily backup and replication program, there can be no assurance that the data is secure from catastrophic events.

     o The Company's business processing product depends on the availability of a trained, educated and English-speaking workforce available overseas at prices that are significantly less that comparable labor in America. Fluctuations in currency rates could negatively affect the relative costs of these labor sources. In addition, government regulation, political conditions and labor disputes could have a negative impact on the cost or availability of foreign labor sources.

     o The EystarStation, although substantially complete, has not been put into widespread production use and may function differently as the customer base increases.

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

     o Substantially all of the Company's sales presently occur in Malaysian Ringgit and the Company's sales and earnings will be affected by the recent decision of the Malaysian government to allow the currency exchange rate with the United States dollar to fluctuate. The exchange rate had been previously fixed at 3.8 Ringgit to the dollar. Since the exchange rate was permitted to float, the exchange rate has dropped to
          3.531 Ringgit to the US dollar, which has been favorable to the Company's revenue as reported in US dollars.

     o We obtain contracts in which we provide consulting and security services in connection with new commercial and residential construction, frequently to design and install security systems. While we are often engaged in the early stages of these developments, our contracts may be subject to significant delay or cancellation due to delays or problems in the underlying construction project.

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

RESEARCH AND DEVELOPMENT

     The Company develops new applications and new integrations of existing technology. Generally these activities are conducted in connection with a specific contract and the Company is compensated for its development efforts. In connection with the development of its BPO product, the company has engaged a minority shareholder of SDA Worldwide, Intellego, LLC, to provide consulting services and support for the development of United States Operations. Intellego was compensated $184,000 for these services in 2006. The services have included certain systems integration and development work, primarily through the engagement of subcontractors, for which the Company has not been directly compensated. In addition, our technical and accounting staff located in our Malaysian office have assisted with the development of the EystarStation in addition to their customary duties.

ITEM 2. DESCRIPTION OF PROPERTIES.

     The Company's principal executive offices are located at No. 11, Jalan 51A/223, 46100 Petaling Jaya, Selangor, Malaysia. This office space is leased from an unaffiliated party. This lease expires on March 14, 2009.

     The Company maintains its corporate office in Saddle Brook, New Jersey, pursuant to a co-occupancy agreement with the minority equity holder in SDA Worldwide. The co-occupancy agreement expires on September 29, 2007 and is not subject to automatic renewal. The Company anticipates, however, that this co-occupancy agreement will be continued in new physical facilities in the same geographic area.

     The Company believes that its existing and planned facilities are adequate for its current requirements and that suitable additional space will be available as needed to accommodate future expansion of its operations.


ITEM 3. LEGAL PROCEEDINGS.

None.


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

     The table below sets forth the range of high and low bid quotations of the Company's common stock as publicly reported by Market guide during the Company's 2006 and 2005 fiscal years. The following bid price market quotations represent prices between dealers and do not include retail markup, markdown, or commissions; hence, they may not represent actual transactions.

             Year 2006                High          Low
                                     ------        -----

             First Quarter           $0.11         $0.07
             Second Quarter          $0.10         $0.07
             Third Quarter           $0.09         $0.06
             Fourth Quarter          $0.07         $0.05

             Year 2005                High          Low
                                     -----         -----

             First Quarter           $0.23         $0.16
             Second Quarter          $0.18         $0.08
             Third Quarter           $0.15         $0.09
             Fourth Quarter          $0.12         $0.08

     As of April 16, 2007, 129,496,814 shares of the Company's common stock were outstanding, 12,325,780 shares of the common stock were held in the treasury and the number of holders of record of the common stock at that date was approximately 85. However, the Company estimates that it has a significantly greater number of shareholders because a substantial number of the Company's shares are held in "street names" by the Company's market makers. On April 13, 2007, the closing trade price for the Company's common stock was $0.071 per share.

     Under the Company's Articles of Incorporation, holders of common stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. No dividends on the common stock were paid by the Company during the periods reported herein.


SALES OF UNREGISTERED SECURITIES


     There were no sales of unregistered securities during the fourth quarter of 2006. All securities that have been issued or sold by the Company during the past three years, but were not registered under the Securities Act of 1933, as amended, have been reported in the Company's previous Forms 10-QSB.

PURCHASE OF EQUITY SECURITIES

     There were no repurchases of equity securities during the fourth quarter of 2006.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERVIEW

     During 2006, the Company achieved substantial growth in its revenues from continuing operations, to $36,946,276, compared to $24,189,876 in 2005, and achieved positive earnings from continuing operations for the fifth consecutive year. These revenues were mainly derived from the design, development and production of interactive multimedia websites and content and from the provision of project consulting services.

     Net income for the year ended December 31, 2006 and 2005 was $657,384 and $126,916 respectively. The Company's net income in 2006 included recognition of a deferred gain of $85,692 and a gain from discontinued operations of $140,914. The Company's net income in 2005 included recognition of a deferred gain of $126,282 and a loss from discontinued operations of $156,428. Excluding these items, the Company would have earned a net income of $430,778 and $157,062 for 2006 and 2005, respectively.

Plan of Operations

     During 2006, we generated revenue from the following activities:

1. Designing, producing, hosting and distribution of interactive multimedia content, websites, programs and applications.

2. Developing and producing e-commerce programs and Internet-based security applications and solutions.

3. Providing project consulting services on broadband communications and networking systems for property development projects.

     The Company anticipates that these activities will continue to provide the principal sources of the Company's revenue in 2007. During 2007, revenue is also expected to be generated from business process outsourcing, application development, network operation, delivery of value-added applications and services; sales of biometric security products and solutions and sales of the EyStar SmartHome Management System. The Company expects revenue from the sale of other information technology hardware and software, outsourced business process services and provision of information technology services. The Company also expects revenue to be generated from provision of product design consulting services, and sale of products and applications developed by its subsidiary, Ispec Sdn Bhd.

     The Company presently conducts its principal operations in Malaysia. According to the Malaysian Institute of Economic Research, Malaysia's projected growth in Gross Domestic Products (GDP) for 2007 and 2008 is projected at 5.2% and 5.5%, respectively. In view of the expected growth and positive economic outlook, the Company will continue to emphasize its business activities in Malaysia during 2007 as a core of its business.

     In addition, the Company's strategy is to develop significant sales in the United States in the areas of outsourced business services, multi-media production and consulting.

     The Company intends to aggressively pursue these opportunities during 2007. We have reorganized two of our existing subsidiaries which will be operated as SDA Worldwide ("SDAW") and China Sea Trade Company ("CST"). SDA Worldwide will seek to provide outsourced business services to overseas companies seeking to develop markets in both the United States and Australia for their services. These services will include accounting functions, data entries, administrative functions, advice and consulting on compliance with US and Australia Securities Exchange Commissions regulations, assistance in developing and implementing internal controls and developing and maintaining policies and procedures that comply with the informed compliance standards applicable to trade with the United States and Australia.

     SDAW's wholly-owned subsidiary, CST will provide management and sales consulting to overseas producers of goods and services seeking to enter the United States markets. These services include contract management of US subsidiaries, contract sales representation and back-office services, consulting on corporate transactions including mergers, acquisitions and fundraising, contract market research and product development.

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

Significant Contracts

     For 2006, the Company hopes to generate additional revenue from existing contracts described below and from new contracts that it may secure. This description is intended to provide the reader with a description of the principal activities of the Company that are anticipated in 2006. Readers must be aware, however, that the Company is often engaged to perform services in connection with new commercial and residential construction and that such projects are from time to time delayed or cancelled. Thus performance of the Company's contracts may be delayed or terminated through no fault of SDA. Although the Company provides its current estimates of the time in which the contracts will be performed, revenues that may be generated and/or sales that are projected, there can be no assurance that the contracts will be performed as anticipated or that the revenues or sales projected will be realized by the Company. The contracts may be terminated, limited, breached or delayed, may be subject to force majeure clauses or the obligations to pay for services rendered or products received may not be fulfilled. The Company does not undertake to continually update its shareholders about the status of its contracts in the absence of a legal obligation to do so.


a) In August 2001, the Company was awarded a consulting contract, estimated to generate revenue of $2.85 million over a three year period, through August 2005, to carry out the planning, design, project execution (including contract and project management) of all broadband communications and networking systems/services for Pulau Indah-Marina Village, a water oriented luxury resort, residential hotel and spa project. Through December 31, 2006, the Company has generated $1,553,254 of revenue on this contract, of which $253,000 and $137,000 was generated during the year ended December 31, 2006 and 2005, respectively.

b) In April 2003, the Company contracted with My Architect ("MYA") to carry out the design, supply and installation of all broadband communications, access control and network security equipment for a mixed property development project in Selangor, Malaysia, which features a total of 10 blocks of residential and commercial high-rise properties. The 30-month contract, expected to generate revenue of $3.2 million, commenced in the third quarter of 2003. Up to December 31, 2006, the Company has generated $791,000 of revenue from this contract, of which $241,000 and $158,000 was generated in 2006 and 2005, respectively.

c) In April 2003, the Company was awarded a $9 million contract by MBE for the supply of biometric security products and EyStar SmartHome consoles over a three-year period with the first delivery originally expected to commence in the fourth quarter of 2003. In December 2003, the Company was informed by MBE to postpone the delivery until further notice. Due to uncertainty, revenue that will be realized from this contract during 2005 cannot be accurately forecast. MBE has revived the project in first quarter 2006 and the Company is negotiating to outsource the contract jointly with a third party.

d)   In June 2003,  the  Company  signed a contract  to  implement  a  biometric security recognition and identification system comprising hardware, software and issuance of security identity cards over a ten-year period. The contract, which was expected to commence in the fourth quarter of 2003, after the finalizing of technical specifications with relevant regulatory authorities, was estimated to generate revenue of $15 million through the first quarter of 2005. Technical specifications for the project have been finalized; the Company is currently negotiating on a new project time line with the relevant regulatory authorities.

e) In June 2003, the Company was awarded a $2.0 million contract to supply and install a biometric security system for access control and time attendance in Malaysia. The project was estimated to commence during the fourth quarter of 2003 and be completed within six months of the commencement date. The Company was also awarded a maintenance contract for 5 years thereafter. This maintenance contract begins following the completion of the project and is expected to generate annual recurring revenue of approximately $250,000. The commencement of this contract has been delayed as the construction work on the project's property has yet to be completed. In April 2005, the Company and the client agreed to amend the Company's scope of work to include only design, installation, testing and commissioning of the biometric security system. The client will purchase the required hardware directly from third-party vendors. The contract sum has been revised to $600,000. Up to December 31, 2006, the Company has generated $265,000 of revenue of which $16,000 and $249,000 was generated during the year ended December 31, 2006 and 2005 respectively.


f) In March 2004, the Company's subsidiary was awarded three contracts by a related party, with an aggregate value of $3.81 million, for the supply and installation of a biometric security system in three developments in Malaysia. The first is a multiple-use real estate development project, consisting of 312 apartments and 65 office and retail units, located in Shah Alam, Malaysia. Due to delays in construction work, installation is now anticipated to begin in the second half of 2007 and to be completed by the first half of 2008. The second development is located in Templar Park, Malaysia consisting of 208 apartments and the third development is located in Cheras, Malaysia with 240 apartments. Due to delays in construction work, installation for the second and third development is anticipated to begin in the second quarter of 2007 and to be completed by the second quarter of 2008. In April 2005, the Company and the client agreed to amend the Company's scope of work to include only design, installation, testing and commissioning of the biometric security system. The client will purchase the required hardware directly from third-party vendors. Total contract sum has been revised to $1,150,000.

g) On January 16, 2007, the Company was awarded a $3.8 million contract by a related party to design and install a security system in a high end housing complex in Malaysia, which comprises of 120 homes and 360 condominium units. The system will feature the EyStar integrated intelligent security system designed for both business and residential applications. The contract is expected to commence in the first quarter of 2007 and is expected to be completed by the end of 2007.

h) In January 2007, the Company was awarded two new contracts by a related party totaling $4.5 million. These 2 contracts are in addition to the $3.8 million that was awarded on January 16, 2007. The first contract requires to supply and install the EyStar Smarthome Management System and complementary security surveillance hardware for a housing complex in Malaysia. The second contract calls for the supply of an integrated IT solution, hardware and security surveillance for 2 outpatient medical centers in Malaysia. Commencement of both contacts are expected in second quarter of 2007 and both contracts are expected to be completed in 2007.

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

CASH REQUIREMENTS AND RISK FACTORS

     The Company faces a significant number of risks and uncertainties associated with executing its business plan, only some of which the Company can currently anticipate. Chief among these risk factors are the needs of the Company for working capital and the potential need to raise additional funds to satisfy the Company's cash requirements during 2007.

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

IF THE COMPANY IS UNABLE TO SUCCESSFULLY IMPLEMENT ITS BUSINESS PLAN, THE COMPANY'S FINANCIAL CONDITION WOULD BE IMPAIRED.

     If the Company is unable to successfully implement its business plan, the Company's financial condition and performance would be impaired. The Company's business plan and strategy include numerous elements that may be difficult or costly to execute, and the Company may not be successful in implementing these elements and can provide no assurance that it will do so. The Company seeks to exploit technology that often does not have well-established markets and in which there is great competition. The Company's ability to develop its new businesses, including its business process outsourcing services and consulting services in the United States is unproven. Even if the Company successfully implements its business plans, there may be insufficient demand for the Company's products and services, in which event the Company will not generate sufficient revenues to offset the Company's planned expenditures, thereby having an adverse effect on the Company's business operations and financial condition.

THE FAILURE OF THIRD PARTIES WITH WHOM THE COMPANY DOES BUSINESS TO MEET THE COMPANY'S REQUIREMENTS COULD ADVERSELY AFFECT THE COMPANY'S BUSINESS.

     The Company's business plan and operations rely on the Company's ability to obtain products and services, as well as the intellectual property incorporated in those products, from other third party providers. For example, the Company relies on software licensed from third parties and information technology services that are leased from third parties, on third party providers for Internet connections. The Company also procures products that are utilized in its business through agreements with other providers, a number of which are also actual or potential competitors. The agreements that the Company has entered into may not be exclusive and are generally terminable according to their terms. The third-party providers also may not be able to provide products or services in sufficient amounts or of the necessary quality to meet the needs of the Company. The failure of one or more of these companies to meet the Company's needs could adversely affect the Company's business and results of operations. Some of these companies may also be the Company's competitors and, accordingly, in the future, they may be unwilling to provide the Company with the products or services it requires. The failure of any of these third parties to perform could prevent or delay the implementation of the Company's business plan, limit the types of services the Company can provide to its customers and potential customers and adversely impact the Company's relationship with its customers. Any of these occurrences could have an adverse effect on the Company's business, results of operations and financial condition.

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

THE COMPANY'S COMMUNICATIONS BUSINESS IS SUBJECT TO EXTENSIVE REGULATIONS THAT COULD CHANGE AT ANY TIME AND RESTRICT THE COMPANY'S ABILITY TO COMPETE WITH ITS COMPETITORS.

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

THE MARKETS IN WHICH THE COMPANY OPERATES ARE VOLATILE, VERY COMPETITIVE AND INCREASED COMPETITION COULD ADVERSELY AFFECT THE COMPANY.

     The markets for the products and services offered by the Company are highly competitive. For broadband services, the Company expects to encounter competition from other businesses offering similar products and services, many of which can be expected to have greater financial, marketing and other resources than the Company.

     For security products and applications, the Company expects competition from companies that offer conventional security products and solutions like card access system. In addition the developing market for security products using biometric identification technology is highly competitive with larger and better financed companies offering similar products. No assurance can be given that we will be able to compete successfully with these entities.

     The Company faces competition in its information technology consulting and multi-media production business processing outsourcing products from both United States and overseas competitors. Numerous competitors from India and the Philippines, as well as in Malaysia, offer labor for back-office functions such as data entry. In addition, there are a significant number of competitors in the United States seeking to develop businesses as business process outsourcers.

     In the area of international trade, we compete with experienced, larger and well-established businesses. The business of international trade also is highly dependent on overall economic conditions including such factors as transportation costs, materials costs, labor costs and currency exchange rates. While the overall environment for international trade is presently believed to be favorable, changes in conditions would negatively impact the Company's attempt to establish this line of business.

THE INTERNATIONAL NATURE OF THE COMPANY'S OPERATIONS EXPOSED THE COMPANY TO SPECIAL RISKS.

     The Company currently intends to operate primarily in Malaysia and perhaps elsewhere in Asia. The Company therefore faces special risks related to operating in international markets, which the Company may not be able to overcome. The following are some of the risks inherent in doing business in Malaysia and other non-U.S. markets:

     - Unanticipated changes in regulatory requirements, tariffs, customs, duties and other trade barriers;
     - Limitations on the Company's flexibility in structuring foreign investments imposed by regulatory authorities;
     -    Longer payment cycles and problems in collecting accounts receivable;
     -    Political and economic risks;
     - Translation and transaction exposure from fluctuations in exchange rates of other currencies; and
     - Potentially adverse tax and cash flow consequences resulting from operating in multiple countries with different laws and regulations.
     - Labor or political disputes that adversely impact the Company's ability to secure sources of competent foreign labor.

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

WE RELY ON THE EFFORTS OF A KEY EXECUTIVE

     Our largest shareholder, Patrick Lim, is also the Chief Executive Officer and Chairman of the Board of Directors. Mr. Lim has not executed an employment contract with the Company and his departure could have an adverse impact on our business.

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

RELATED PARTY TRANSACTIONS

     During the years ended December 31, 2006 and 2005, the Company had related party transactions with the following entities:

LSH ASSET HOLDINGS SDN BHD ("LSH"):

     LSH is a company wholly-owned by the Company's Chief Executive Officer and his wife. LSH billed the Company management fees totaling $120,000 for the respective years ended December 31, 2006 and 2005. LSH also billed the DASB and SDAM $26,099 and $25,309 for the years ended December 31, 2006 and 2005, respectively, for administrative and clerical charges. LSH also made short term advances to the Company from time to time for working capital purposes. As of December 31, 2006, the amount due to LSH was $17,927. This amount is unsecured, bears no interest, has no fixed terms of repayment, and is recorded in the financial statements as "Amount due to an affiliated company".

SYNERVEST SDN BHD ("SSB")

     A director of PTSB is a director of SSB and holds a 60% equity interest in SSB. As of December 31, 2006, long-term receivables, related parties, consisted of an overdue amount of $108,247 from SSB. This amount primarily arose in the year ended December 31, 1998, when the Company sold to SSB assets used in the operations of a subsidiary. These assets, comprised of analog video hardware and peripherals and a patent for image display, were sold to SSB for a total sum of $1,661,175. Due to the uncertainty of collection of the related receivable, a related gain on the sale of the assets was deferred and is to be recognized only after all costs have been recovered and as payments are received. During the year ended December 31, 2002, payments received by the Company exceeded all remaining costs. The Company received $85,692 and $126,282 of the outstanding receivable during the years ended December 31, 2006 and 2005, respectively, resulting in a realization of gain on sale of assets, related party for both years. The deferred gain included in the balance sheet has been reduced accordingly. The deferred gain on sale of assets totaled $108,247 at December 31, 2006, and will be recognized as a gain as payments on the long-term receivable balance are received.

MY ARCHITECT ("MYA")

     A director of PTSB is a principal partner of MYA. During the years ended December 31, 2006 and 2005, the Company received fees of $743,414 and $333,342, respectively, from consulting contracts that it entered into with MYA. The terms of repayment for the amount due from MYA are similar to terms accorded to the Company's other existing customers. At December 31, 2006, there was no balance owed by MYA.

CHIEF EXECUTIVE OFFICER

     As of December 31, 2006, the Company owed the Chief Executive Officer of the Company $10,578 for short-term cash advances made to the Company for working capital purposes from time to time. The amount owing to the Chief Executive Officer is unsecured, bears no interest, has no fixed terms of repayment and is recorded in the financial statements as "Amount due to a director".

RESULTS OF OPERATIONS

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes.

     The following table sets forth certain operating data for Secured Digital Applications and subsidiaries for the periods as indicated below.

                                                 Year Ended December 31,
                                           ----------------------------------
                                               2006                   2005

Revenues                               $    36,946,276           $ 24,189,876
Gross profit                                 2,817,076              1,794,011
Sales and marketing                            631,371                 90,212
General and administrative                   2,035,794              1,328,056
Gain on disposal of assets-related
parties                                         85,692                126,282
Income from continuing operations              516,470                283,344
Net income                                     657,384                126,916


Year ended December 31, 2006 compared to year ended December 31, 2005

     Total revenue increased by $12,756,400 or 53%, to $36,946,276 for the year ended December 31, 2006, as compared to $24,189,876 for the year ended December 31, 2005.

     The increase in total revenue for 2006 was mainly due to an increase in fees earned from the production of multimedia programs and business contracts. The increase in revenue from the production of multimedia programs was a result of increased sub-contract work from the clients of the Company's two major customers . Revenue for project consulting services was generated from four project consulting contracts that the Company secured in 2001, 2002 and 2003. In the year ended December 31, 2006, two customers, accounted for 48% and 47% of total revenue. In the year ended December 31, 2005, the same two customers, respectively, accounted for 49% and 48% of total revenue.

Gross Profit

     Gross profit increased to $2,817,076 for the year ended December 31, 2006, compared to $1,794,011 for the year ended December 31, 2005, an increase of $1,023,065 or 57%. Gross profit percentage increased to 7.6% in 2006 versus 7.4% in 2005.

     The increase in gross profit in 2006 was due to higher revenue, particularly consulting revenue, which has a higher margin than production work and incurring lesser subcontractor costs. As a result of higher revenue, cost of revenues increased by $11,733,335 or 52%, to $34,129,200 in 2006 from
$22,395,865 in 2005. The increase in cost of revenue was primarily due to the Company requiring additional external resources in order to fulfill the higher demand for the Company's services. The outsourcing of content production work enabled the Company to develop a team of contractors that will assist the Company in producing multimedia content and applications that are crucial to its future business operation.

Sales and marketing expenses

     Sales and marketing expenses increased by $541,159 or 600% to $631,371 for the year ended December 31, 2006 from $90,212 for the year ended December 31, 2005. Higher sales and marketing expenses in 2006 was primarily due to higher marketing and promotion expenses incurred to introduce the Company's products to customers in Malaysia. Marketing and promotion expenses totaled $598,771 in the year ended December 31, 2006 and accounted for 95% of sales and marketing expenses in 2006.

General and administrative expenses

     General and administrative expenses involving non-related parties increased by $706,948 or 60% to $1,889,695 for the year ended December 31, 2006, as compared to $1,182,747 for the year ended December 31, 2005.

     The increase was primarily attributable to an increase in depreciation of tangible assets, compensation expenses, maintenance expenses, and professional fees, in particular legal and accounting fees incurred in connection with a restatement of financial statements during the first and second quarters of 2006. For the year ended December 31, 2006, of the total general and administrative expenses of $1,889,695, 13% was for depreciation of tangible assets, 1% was for consulting fees and 9% was for employee payroll. Another 34% was for fees for professional and auditing services, 1% was for investor relation expenses, 33% was for compensation expenses and approximately 9% was for rent, utilities, general office supplies, communications and corporate insurance expenses. For the year ended December 31, 2005, out of the total general and administrative expenses of $1,182,747, 20% was for depreciation of tangible assets, 7% was for consulting fees and 15% was for employee payroll. Another 24% was for fees for professional and auditing services, 2% was for investor relation expenses, 14% was for compensation expenses and approximately 18% was for rent, utilities, general office supplies, communications and corporate insurance expenses.

     General and administrative expenses - related parties for the year ended December 31, 2006 and 2005 was $146,099 and $145,309 per year, respectively. General and administrative expenses - related parties included management fees and administrative expenses payable by the Company to a company in which Mr. Patrick Lim, the President and Chief Executive Officer of the Company, has a financial interest. For each of the year ended December 31, 2006 and 2005, the related company, LSH Assets Holdings Sdn Bhd ("LSH"), billed the Company's Malaysian subsidiaries, DASB and SDAM, $26,099 and $25,309 for administration and clerical fees incurred by LSH on behalf of DASB and SDAM. The Company also incurred management fees of $120,000 per year for each of the years ended December 31, 2006 and 2005. The management fee was charged on the basis of time spent for the administration and management services provided to the Company.

Interest expense

     Interest expense decreased by $248,839, or 99%, to $1,994 for the year ended December 31, 2006 as compared to $250,833 for the year ended December 31, 2005. Interest expense in 2006 relates to capital lease obligations. Interest expense for the year ended December 31, 2005 included $65,125 related to a convertible term note issued on June 4, 2004 and paid in full on August 1, 2005 and $179,862 related to the amortization of the derivative liability associated with the term note. These accounted for approximately 26% and 72% of interest expense for the year ended December 31, 2005.

Amortization and accretion of debt issuance costs

     Amortization and accretion costs for the year ended December 31, 2005 was $65,511. The amortization and accretion cost relates to the issuance of preferred stock of a subsidiary and a term note on May 28, 2004. See a further discussion in the Liquidity and Capital Resources section.

Gain on disposal of assets - related parties

     For the years ended December 31, 2006 and 2005, the Company included recognition of a previously deferred gain of $85,692 and $126,282, respectively related to a similar amount the Company received from its long-term receivable, related party. The receivable balance and total deferred gain was $183,098, respectively, as of December 31, 2005. These amounts arose in the year ended December 31, 1998 when the Company sold assets used in the operations of a subsidiary to a related company. Due to the uncertainty of collection of the related receivable, a related gain on the sale of the assets was deferred and is to be recognized only after all costs have been recovered and to the extent the receivable is collected. During the year ended December 31, 2002, payments received by the Company exceeded all remaining costs. As a result the Company's long-term receivable, related party and deferred gain balances were reduced to $108,247 respectively, as of December 31, 2006.

Reversal of bad debt provision

     In 2006, the Company collected an accounts receivable of $135,932 that had been previously written off in a prior year.

Write-off of old vendor payables

     In 2006, the Company wrote off vendor payables totaling $152,644. The amounts owed were at least four years old and management determined that such amounts were no longer owed.

Liquidity and Capital Resources

     As of December 31, 2006, the Company had net cash of $8,335.

     For the year ended December 31, 2006, operations were primarily funded from internally generated funds and working capital advanced from time to time by the principal shareholder, director and officer of the Company. These advances bear no interest and have no fixed terms of repayment.

     As of December 31, 2006, the Company owed Mr. Lim, the Chief Executive Officer ("CEO"), Chairman and Director of the Company, $10,578 for short-term cash advances made to subsidiaries of the Company for working capital purposes from time to time. Additionally, at December 31, 2006, the amount owed to a company in which Mr. Lim has a financial interest was $17,927. This amount was for short-term cash advances made to the Company and its subsidiaries for working capital purposes from time to time and for management and administrative fees. These amounts are unsecured, bear no interest and have no fixed terms of repayment.

     On October 23, 2006, the Company executed a share exchange agreement with LSH Asset Holdings Sdn Bhd ("LSH"), an entity controlled by its Chairman and Chief Executive Officer, Mr. Patrick Lim, whereby Mr. Lim exchange 20,000,000 shares of the Company's common stock held by LSH in exchange for 100,000 shares of the Company's newly created Series B Voting Convertible Preferred Stock (the "Voting Preferred"), which is convertible into shares of common stock at a fixed ratio of 200 shares of common stock for 1 share of Voting Preferred stock. The 20,000,000 shares were returned to treasury and are available for re-issuance at a future date. The Voting Preferred stock is entitled to receive dividends in preference to any dividend on the common stock, as, when and upon such terms as may be declared by the Company.

     The net cash provided by operating activities for the year ended December 31, 2006 was $304,724 was primarily the result of income and non-cash expenses net of increases in trade and other accounts receivable.

     Cash  used  in  investing   activities  of  $276,582  in  2006  was  mainly
attributable to net cash used in purchase of equipment.

     Cash generated from financing activities of $174,134 in 2006 was primarily due to proceeds from private placements and the exercise of stock options net of payments made of amounts owed to a director and an affiliate.

     In addition to internally generated funds and financial support from a director and major shareholder, the Company may seek to raise additional funds from equity or debt financing for its future working capital requirements.

     For 2007, the Company will be expanding into new businesses that include provision of outsourced business support and supply chain management services. The Company expects to incur further expenses to acquire technologies that are synergistic to the new businesses and will help the Company to rollout the new businesses in the shortest time possible. The Company estimates that it will require $3.5 million to finance the set-up cost of its new businesses. The Company also expects that it will require a further $2.0 million to finance the set-up cost and working capital of its new businesses.

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

Stock-Based Compensation

     Effective January 1, 2006, the Company adopted SFAS No. 123(R) Share Based Payment utilizing the "modified prospective" method as described in SFAS 123(R). In the "modified prospective" method, compensation cost is recognized for all share-based payments granted after the effective date and for all unvested awards granted prior to the effective date. In accordance with SFAS 123 (R), prior period amounts were not restated. SFAS 123(R) also requires the tax benefits associated with these share-based payments to be classified as financing activities in the Statement of Cash Flows, rather than operating cash flows as required under previous regulations.

     Prior to the effective date, the Company accounted for stock-based compensation in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" and FASB Interpretation 44, "Accounting for Certain Transactions Involving Stock Compensation." Pursuant to these accounting standards, the Company recorded deferred compensation for share options granted to employees at the date of grant based on the difference between the exercise price of the options and the market value of the underlying shares at that date. Deferred compensation was amortized to compensation expense over the vesting period of the underlying options. No compensation expense was recorded for fixed stock options that were granted to employees and directors at an exercise price equal to the fair market value of the common stock at the time of the grant.

     Stock options granted to non-employees are recorded at their fair value, as determined in accordance with SFAS No. 123 and Emerging Issues Task Force Consensus No. 96-18, and recognized over the related service period. Deferred charges for options granted to non-employees are periodically re-measured as the options vest.

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

     In addition, in September 2006, the FASB issued SFAS No. 158 Employers' Accounting for Defined Benefit Pension Plans and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R). This standard requires recognition in the balance sheet of the funded status of pension plans, rather than footnote disclosure, which is current practice. Publicly traded companies are to reflect the new standard in financial statements ending after December 15, 2006 and non-public companies are to apply it in statements ending after June 15, 2007. As the Company does not maintain a defined benefit pension plan and has no plans to do so, this standard should not have any impact on the Company's financial position or results of operations.

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

     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure eligible financial instruments at fair value. The unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings. The decision to elect the fair value options is determined on an instrument by instrument basis, it should be applied to an entire instrument, and it is irrevocable. Assets and liabilities measured at fair value pursuant to the fair value option should be reported separately in the balance sheet from those instruments measured using another measurement attributes. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company is currently analyzing the potential impact of adoption of SFAS No. 159 to its consolidated financial statements.

ITEM 7. FINANCIAL STATEMENTS

     The audited financial statements of the Company as of December 31, 2006 being furnished in response to this Item are contained in a separate section of this Report following the signature page.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no disagreements on accounting and financial disclosures with the Company's present independent accountants, Rotenberg Meril Solomon Bertiger & Guttilla, P.C., during the reporting period.


ITEM 8A. CONTROLS AND PROCEDURES

     Within the 90 days prior to the date of this report, the Company's management concluded its evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Our evaluation, under the control of the Chief Executive Officer and Chief Accounting Officer, considered whether we accurately record transactions in reasonable detail, necessary to permit the preparation of financial statements according to Generally Accepted Accounting Principles. The evaluation further considered whether our system of internal controls adequately insures that receipts and expenditures are made in accordance with the authorizations of management and are such as to prevent or permit the timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements. We also evaluated whether our internal controls over financial reporting, specifically whether our controls and procedures ensure that information required to be disclosed in our periodic reports is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms of the Evaluation Date, and incorporating the qualification noted below, the Company's Chairman and Chief Executive Officer and its Chief Accounting Officer concluded that the Company maintains disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in the Company's reports under the Securities Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chairman and Chief Executive Officer and its Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

     During December 2005 and January 2006, we made certain changes to our internal controls concerning financial reporting as a result of an inquiry from the Securities and Exchange Commission and our subsequent review of the accounting treatment applied to a convertible preferred note and convertible preferred stock and warrants related to the note and preferred stock that were issued in May 2004. Specifically we concluded that the Company had issued a note, preferred stock and warrants, each of which was convertible into common stock, that contained embedded derivatives requiring bifurcation from their host instruments under Statement of Financial Accounting Standards 133 (SFAS 133) and Emerging Issues Task Force No. 00-19 (EITF 00-19). We subsequently restated our 2004 financial statements and our quarterly financial statements for 2005.

     We thereafter evaluated the circumstances under which the applicability of SFAS 133 and EITF 00-19 failed to come to the attention of management or its independent registered public accounting firm prior to and during the preparation and audit of the December 31, 2004 financial statements and the preparation and review of the March 31, June 30 and September 30, 2005 financial statements. We concluded that additional steps should be undertaken in connection with the issuance of new securities to assure the application of appropriate accounting standards. We have since adopted a policy of retaining as special consultant an outside public accountant or public accounting firm, registered with Public Company Accounting Oversight Board (PCAOB) or having specific expertise in the preparation of financial statements for publicly held companies to advise and assist us in the preparation of our disclosure documents generally and in the accounting treatment to be applied to the securities of the Company .

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The Directors and Executive Officers of the Company, and their respective ages and positions held in the Company, as of April 16, 2007 are as follows:-

NAME                       AGE    POSITION HELD
-------                    ---    -------------

Patrick Soon-Hock Lim       57    Chairman, Chief Executive Officer and Director

Valerie Hoi-Fah Looi        48    Secretary and Director

Mustaffar Bin Yacob         57    Director


Voon-Fui Yong               38    Chief Accounting Officer


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

     MR. PATRICK SOON-HOCK LIM, 57, has served as the President, Chief Executive Officer and director of the Company, positions he has held since April 1999. In June 2002, Mr. Lim was appointed as Chairman, Chief Executive Officer and director of the Company. Mr. Lim has been the Managing Director at SDAM since 1988 and has been involved in the multimedia industry for over 12 years. Mr. Lim earned his Masters of Science from Reading University, United Kingdom in 1973.

     MR. MUSTAFFAR BIN YACOB, 57, served as a non-director member and chairman of the Audit Committee since February 2006. He was appointed an independent Director in June 2006 to fill the remainder of the unexpired term of a Class I Director who resigned. Mr. Mustaffar earned his Bachelor of Architecture from University of Queensland, Australia. He is a registered member of the Royal Australian Institute of Architects. Prior to establishing M.Y. Architect, he was the Managing Director of Kumpulan Arki Reka Sdn Bhd from 1982 to 1997. He has served as a Director of Perwimas Telecommunications Sdn Bhd, a subsidiary of the Company, since 1997.

     MS. VALERIE HOI-FAH LOOI, 48, has served as the Corporate Secretary and director of the Company since April 1999 and, in such position, she is responsible for corporate affairs and human resources of the Company. Ms. Looi has also served as the Senior Vice President, Corporate Affairs at SDAM, a position she has held since joining SDAM in 1990. She has over 10 years of experience in corporate affairs. Ms. Looi received her Diploma in Management from the Malaysian Institute of Management.

     MR. VOON-FUI YONG, 38, has served as the Chief Accounting Officer of the Company since November 2005. Prior to this position, he served as the Finance and Administration Manager. Mr. Yong is an Associate of the Chartered Institute of Management Accountant, United Kingdom. Prior to joining SDAM in October 1999, he served as an Accounts Executive at SembCorp Malaysia, a subsidiary of Sembcorp Industries that is listed on the Singapore Stock Exchange. Mr. Yong has extensive experience in financial and management accounting.

     The Company does not pay fees to members of the board of directors and presently has no plans to pay directors' fees. Presently, Mr. Mustaffar is the only outside Director of the Company.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Securities Exchange Act of 1934, as amended, (the "34 Act"), requires the Company's officers and directors and persons who own beneficially more than ten percent of the Company's Common Stock to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Based solely on a review of copies of the Section 16(a) reports furnished to the Company and written representations by certain reporting persons, the Company believes that all of the Company's officers and directors, and all persons owning more than ten percent of the Company's Common Stock have filed the subject reports, if required, on a timely basis during and with respect to the fiscal year ended December 31, 2006.

Audit Committee Composition

     The Company has a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Patrick Soon-Hock Lim (Chairman), and Mustaffar Bin Yacob are members of the audit committee. The Board has determined that at least one person on the Audit Committee, Patrick Soon-Hock Lim, qualifies as a "financial expert" as defined by SEC rules implementing
Section 406 of the Sarbanes-Oxley Act. and Mustaffar Bin Yacob meets the SEC definition of an "independent" director.

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

     On August 3, 2004, Mr. Muda was granted an option for 100,000 common shares at $.20 exercisable until August 2, 2009. Mr. Muda passed away on March 17, 2007 and his vested options will expire on March 16, 2008.

     On December 4, 2006, the Company granted stock options to directors and officers of the Company. Mr. Lim, the current Chief Executive Officer, Chairman and Director was granted an option for 203,000 common shares at $0.0638 exercised on date of granted. Miss Looi, the current Secretary and Director, was granted an option for 170,000 common shares at $0.58 exercised on date of granted. Mr. Yong, the current Chief Accounting Officer, was granted an option for 127,000 common shares at $0.058 exercised on date of granted. The closing price of the common stock on December 4, 2006 was $0.058.

     On October 21, 2006, the Company approved the issuance to the Chief Executive Officer of warrants to purchase 6,300,000 shares of the Company at price at 110 percent of the market price at the close of business on October 23, 2006, such warrants to be issued in three equal annual installments and which may be exercised on or before October 21, 2011. The closing price of the common stock on October 23, 2006 was $0.059.

     On October 21, 2006, the Company approved stock awards to the Chief Executive Officer, an equity incentive based on the performance of the Company in an amount of 500,000 shares of common stock per year conditioned on the Company maintaining a minimum rate of compound growth of fifteen (15) percent. The closing price of the common stock on December 29, 2006 was $0.066.

     The Company has no other retirement, pension, profit sharing, stock option, insurance or other similar programs. There were no long-term compensation plans, awards, options or any other compensation offered by the Company.

     The following Summary Compensation Table sets forth certain information regarding the compensation of the Company named directors and executive officers for services rendered in all capacities during the year ended December 31, 2006.

                           SUMMARY COMPENSATION TABLE

                                                            Stock        Option        Warrant        Others
Name and Position                    Salary      Bonus     Awards        Awards        Awards          Comp.    Total
                                      US$         US$        US$           US$           US$            US$      US$
------------------------------------------------------------------------------------------------------------------------
Patrick Soon-Hock Lim                       -         -    33,000 (1)     9,703(2)   35,160(3)       429(4)     78,292
Chairman, Chief Executive
Officer and Director

Valerie Hoi-Fah Looi                   71,976         -         -           8,125(2)        -        245(4)     80,346
Secretary and Director

Mustaffar Bin Yacob                         -         -         -               -(2)        -          -(4)          -
Director

Voon-Fui Yong                          30,530         -         -          17,970(2)        -        175(4)     48,675
Chief Accounting Officer

Wan Abdul Razak bin Muda                    -         -         -           3,967(2)        -          -         3,967

- Director
- (Deceased on 3/17/2007)


(1) Represents the total fair market value of stock awarded during the year ended December 31, 2006. Stock awards vest one per year on the basis if the Corporation has achieved a minimum rate of growth in revenue in its consolidated financial statements, as reported to the Securities and Exchange Commission, of at least 15 percent over the prior year. Amounts listed do not represent the actual current fair value of the share awarded.

(2) Represents fair market value of options granted during the year ended December 31, 2006, calculated using the Black Scholes option pricing model and related assumptions as disclosed in Note 2, Share Based Compensation, of our consolidated financial statements.

(3) Represents fair market value of warrants granted during the year ended December 31, 2006, calculated using the Black Scholes option pricing model. One-third of the warrants issued vest each year for three years on the anniversary of the grant date. Amounts listed do not represent the actual current fair value of the share granted.

(4) All other compensation for 2006 consists of medical premiums paid during the year ended December 31, 2006.

     The following table sets forth information concerning the outstanding equity awards granted to the named directors and executive officers at December 31, 2006.

                                                                 Option Awards
                                      --------------------------------------------------------------------
                                                                       Equity
                                                                      Incentive
                                                                        Plan
                                                                       Awards:
                                                                      Number of
                                                                     Securities
                                          Number of Securities       Underlying    Option
                                        Underlying Unexercisable    Unexercised,  Exercise     Option
Name and Position                              Option (#)             Unearned      Price    Expiration
                                       Exercisable   Unexercisable   Option (#)    ($/Sh)       Date
----------------------------------------------------------------------------------------------------------
Patrick Soon-Hock Lim                       250,000             -             -   0.20     02/03/2009
 - Chairman, Chief
Executive Officer and
Director

Valerie Hoi-Fah Looi                        460,000             -             -   0.20     02/03/2009
- Secretary and Director

Mustaffar Bin Yacob                               -             -             -     -           -
- Director

Voon-Fui Yong                                90,000       180,000       180,000   0.20     02/03/2009
- Chief Accounting
Officer

Wan Abdul Razak bin Muda                     40,000        60,000        60,000   0.20     02/03/2009
- Director
- (Deceased on 3/17/2007)

                                                      Warrant Awards
                            --------------------------------------------------------------------
                                                           Equity
                                                          Incentive
                                                            Plan
                                                           Awards:
                                                          Number of
                                                         Securities
                               Number of Securities      Underlying     Warrant
                             Underlying Unexercisable   Unexercised,    Exercise     Warrant
Name and Position                   Warrant (#)           Unearned       Price      Expiration
                            Exercisable  Unexercisable   Warrant (#)     ($/Sh)        Date
------------------------------------------------------------------------------------------------
Patrick Soon-Hock Lim           -          6,300,000      6,300,000      0.0649     10/21/2011

Chairman, Chief
Executive Officer and
Director

Valerie Hoi-Fah Looi            -              -             -             -            -
Secretary and Director

Mustaffar Bin Yacob             -              -             -             -            -
Director

Voon-Fui Yong                   -              -             -             -            -
Chief Accounting
Officer

Wan Abdul Razak bin Muda        -              -             -             -            -
Director
(Deceased on 3/17/2007)

EMPLOYMENT AGREEMENTS

     The Company has no employment agreements with its Chief Executive Officer and other executive officers. However, its wholly-owned subsidiary, Digital Image ID Sdn Bhd, and Voon Fui Yong entered into a letter agreement, dated August 1, 2006 with respect to Mr. Yong's employment as Chief Accounting Officer of Digital Image ID. Under the letter agreement, Mr. Yong will receive a basic salary of $32,634 per year and be entitled to unspecified stock option grants to be awarded by Secured Digital Applications, Inc. in the future. Either party may terminate the letter agreement by giving the other party one month's prior written notice.

     Digital Image ID and Ms. Valerie Hoi-Fah Looi entered into a letter agreement dated August 1, 2006 with respect to Ms. Looi's employment as Director of Corporate Affairs at Digital Image ID. Under the letter agreement, Ms. Looi will receive a basic salary of $38,636 per year subject to review by the Company from time to time.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following sets forth the number of shares of the Company's common stock beneficially owned by (i) each person who, as of April 16, 2007, was known by the Company to own beneficially more than five percent (5%) of its common stock;
(ii) each of the Directors and Executive Officers of the Company and (iii) the Directors and Executive Officers of the Company as a group.

NAME AND ADDRESS                 NUMBER OF SHARES OF             PERCENT OF
OF BENEFICIAL OWNER (1)          BENEFICIAL OWNER (2)(3)            CLASS

Patrick Soon-Hock Lim                51,698,000 (4)                  34.52

Valerie Hoi-Fah Looi                  5,490,000 (5)                   4.22

Wan Abdul Razak bin Muda                 40,000 (6)                      *

Mustaffar Bin Yacob                           0                          *

Voon-Fui Yong                           279,400 (7)                      *
                                  -------------                    -------
All Officers and Directors as
a Group (5 persons)                  57,507,400 (8)                  38.25
                                  =============                    =======

* Less than 1%.

(1) The address of each person listed is c/o Secured Digital Applications, Inc., Park 80 West, Plaza One, Saddle Brook, NJ 07663.

(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (the "SEC") and generally includes voting or investment power with respect to securities. In accordance with SEC rules, shares of Common Stock issuable upon the exercise of options or warrants which are currently exercisable or which become exercisable within 60 days following the Record Date are deemed to be beneficially owned by, and outstanding with respect to, the holder of such option or warrant.

(3) The inclusion herein of any shares of common stock as beneficially owned does not constitute an admission of beneficial ownership of those shares. Unless otherwise indicated, each person listed above has sole investment and voting power with respect to the shares listed.

(4) Includes (a) 8,000,000 shares directly owned by Mr. Lim's wife, (b) 8,000,000 shares directly owned by Mr. Lim's son, (c) 25,245,000 shares owned by First Asset Holdings Ltd, a corporation controlled by Mr. Lim's son, (d) 5,245,000 shares owned by LSH, (e) 20,000,000 shares of common stock assuming the conversion of Series B Voting Convertible Preferred Stock owned by LSH and (f) 250,000 options.

(5)  Includes 460,000 options.

(6)  Represents 40,000 options.

(7)  Includes 90,000 options.

(8) Includes 840,000 options and 20,000,000 shares of common stock assuming the conversion of Series B Voting Convertible Preferred Stock.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     During  the  year  ended   December  31,  2006,  the  Company  had  related
transactions with the following parties:

LSH ASSET HOLDINGS SDN BHD ("LSH"):

     LSH is a company wholly-owned by the Company's Chief Executive Officer and his wife. LSH billed the Company management fees totaling $120,000 for the respective years ended December 31, 2006 and 2005. LSH also billed the DASB and SDAM $26,099 and $25,309 for the years ended December 31, 2006 and 2005, respectively, for administrative and clerical charges. LSH also made short term advances to the Company from time to time for working capital purposes. As of December 31, 2006, the amount due to LSH was $17,927. This amount is unsecured, bears no interest, has no fixed terms of repayment, and is recorded in the financial statements as "Amount due to an affiliated company".

SYNERVEST SDN BHD ("SSB")

     A director of PTSB is a director of SSB and holds a 60% equity interest in SSB. As of December 31, 2006, long-term receivables, related parties, consisted of an overdue amount of $108,247 from SSB. This amount primarily arose in the year ended December 31, 1998, when the Company sold to SSB assets used in the operations of a subsidiary. These assets, comprised of analog video hardware and peripherals and a patent for image display, were sold to SSB for a total sum of $1,661,175. Due to the uncertainty of collection of the related receivable, a related gain on the sale of the assets was deferred and is to be recognized only after all costs have been recovered and as payments are received. During the year ended December 31, 2002, payments received by the Company exceeded all remaining costs. The Company received $85,692 and $126,282 of the outstanding receivable during the years ended December 31, 2006 and 2005, respectively, resulting in a realization of gain on sale of assets, related party for both years. The deferred gain included in the balance sheet has been reduced accordingly. The deferred gain on sale of assets totaled $108,247 at December 31, 2006, and will be recognized as a gain as payments on the long-term receivable balance are received.

MY ARCHITECT ("MYA")

     A director of PTSB is a principal partner of MYA. During the years ended December 31, 2006 and 2005, the Company received fees of $743,414 and $333,342, respectively, from consulting contracts that it entered into with MYA. The terms of repayment for the amount due from MYA are similar to terms accorded to the Company's other existing customers. At December 31, 2006, there was no balance owed by MYA.

CHIEF EXECUTIVE OFFICER

     As of December 31, 2006, the Company owed the Chief Executive Officer of the Company $10,578 for short-term cash advances made to the Company for working capital purposes from time to time. The amount owing to the Chief Executive Officer is unsecured, bears no interest, has no fixed terms of repayment and is recorded in the financial statements as "Amount due to a director".

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

3.3 Certificate of Ownership of Digital Broadband Networks, Inc. (a Delaware Corporation) and Secured Digital Applications Inc. (a Delaware Corporation) (incorporated by reference to Exhibit 3.3 to the Company's Form 10-KSB filed with the SEC on April 15, 2005)

3.4 Certificate of Amendment to the Certificate of Incorporation of Secured Digital Applications, Inc. (incorporated by reference to Exhibit 3.3 to the Company's Form 10-KSB filed with the SEC on April 15, 2005)

3.5 Bylaws of Digital Broadband Networks, Inc., presently known as Secured Digital Applications, Inc. (incorporated by reference to Exhibit 3.3 to the Company's Form 10-KSB filed with the SEC on April 15, 2005)

3.6  Certificate of Designation Series B Preferred Stock

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

10.3 Employment Agreement dated August 1, 2006 between Digital Image ID Sdn Bhd and Yong Voon Fui

10.4 Employment Agreement dated August 1, 2006 between Digital Image ID Sdn Bhd and Valerie Looi

10.5 Stock Award Agreement dated October 21, 2006 between Secured Digital Applications Inc. and Patrick Soon-Hock Lim

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

31.2 Certification by Chief Accounting Officer pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934

32.1 Certification by Chief Executive Officer pursuant to 18 U.S.C. 1350

32.2 Certification by Chief Accounting Officer pursuant to 18 U.S.C. 1350

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Our principal auditor during fiscal 2006 is Rotenberg Meril Solomon Bertiger & Guttilla, P. C. and 2005 is GHP Horwath, P. C. Aggregate fees were billed or expected to be billed in the following categories and amounts:

                                         Years Ended December 31,
                                    ---------------------------------
                                         2006                 2005
                                        ------               ------
      Audit Fees                    $  125,000            $  90,300
      Audit Related                         --                   --
      Tax Related                           --                   --
      Other Fees                            --                   --

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


                                     Secured Digital Applications, Inc.

Dated:  April 16, 2007               By:   /s/ Patrick Soon-Hock Lim
                                           -------------------------
                                           Patrick Soon-Hock Lim
                                           Chairman and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

     SIGNATURE                            TITLE                       DATE
     ---------                            -----                       ----


/s/ Patrick Soon-Hock Lim           Chairman, Chief Executive     April 16, 2007
-------------------------           Officer and Director
Patrick Soon-Hock Lim               (Principal Executive Officer)



/s/ Voon-Fui Yong                   Chief Accounting Officer      April 16, 2007
-----------------                  (Financial Officer and
Voon Fui Yong                       Principal Accounting Officer)



/s/ Valerie Hoi-Fah Looi            Secretary and Director        April 16, 2007
------------------------
Valerie Hoi-Fah Looi



/s/ Mustaffar Bin Yacob             Director                      April 16, 2007
------------------------
Mustaffar Bin Yacob

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                     YEARS ENDED DECEMBER 31, 2006 AND 2005
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Reports of independent registered public accounting firms                F-1
Consolidated financial statements:
         Balance sheet                                                   F-3
         Statements of operations                                        F-5
         Statements of changes in shareholders'
          equity and comprehensive income                                F-7
         Statements of cash flows                                        F-11
         Notes to consolidated financial statements                      F-15

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
Secured Digital Applications, Inc.

We have audited the accompanying consolidated balance sheet of Secured Digital Applications, Inc. and subsidiaries (the "Company") as of December 31, 2006, and the related consolidated statements of operations, changes in shareholders' equity and comprehensive income and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated statements of operations, changes in stockholders' equity and comprehensive income and cash flows of the Company for the year ended December 31, 2005 were audited by other auditors whose report dated April 7, 2006 indicated that the Company expressed an unqualified opinion, except for the effects of discontinued operations discussed in Note 1, as to which the date is April 16, 2007.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.




/s/ ROTENBERG, MERIL, SOLOMON, BERTIGER & GUTTILLA, P.C.
ROTENBERG, MERIL, SOLOMON, BERTIGER & GUTTILLA, P.C.

Saddle Brook, New Jersey
April 16, 2007

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
Secured Digital Applications, Inc.

We have audited the accompanying consolidated statements of operations, changes in shareholders' equity and comprehensive income and cash flows of Secured Digital Applications, Inc. and subsidiaries for the year ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Secured Digital Applications, Inc. and subsidiaries for the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, subsequent to December 31, 2005, the Company corrected its accounting for preferred stock of a subsidiary, a convertible term note and related warrants in the first, second and third quarters of 2005.



/s/GHP HORWATH, P.C.

GHP HORWATH, P.C.

Denver, Colorado
April 7, 2006, except for the effects of the discontinued operations discussed in Note 1, as to which the date is April 16, 2007

                        SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                                      CONSOLIDATED BALANCE SHEET
                                           DECEMBER 31, 2006


                                                  ASSETS

Current assets:
     Cash                                                                                    $           8,335
     Trade and other accounts receivable,
       less allowance for doubtful accounts of $26,006                                               8,547,364
     Prepaid expenses                                                                                   14,142
                                                                                             -----------------
              Total current assets                                                                   8,569,841
Property and equipment, net                                                                            992,538
Customer list and customer relationships                                                                26,403
Goodwill                                                                                               471,260
Long-term receivables, related parties                                                                 108,247
                                                                                             -----------------
                                                                                             $      10,168,289
                                                                                             =================


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Capital lease obligations                                                               $          33,455
     Accounts payable (includes related parties of $100,396)                                         1,028,771
     Accrued expenses                                                                                   69,881
     Amount due to an affiliated company                                                                17,927
     Amount due to a director                                                                           10,578
     Income tax payable                                                                                 11,045
                                                                                             -----------------
              Total current liabilities                                                              1,171,657

     Deferred income tax                                                                               208,723
     Deferred gain                                                                                     108,247
                                                                                             -----------------
              Total liabilities                                                                      1,488,627
                                                                                             -----------------


                                                        (continued)


                            SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEET (CONTINUED)
                                               DECEMBER 31, 2006




Minority interest                                                                                      180,866
                                                                                             -----------------
Commitments

Shareholders' equity:
     Series B convertible preferred stock, $0.10 par value;
       1,000,000 shares authorized; 100,000 shares issued and outstanding,
       liquidation preference $2,500,000                                                                10,000
     Common stock, $.00001 par value;
       350,000,000 shares authorized; 141,572,594 shares issued,
           128,721,391 shares outstanding                                                                1,287
     Additional paid-in capital                                                                      6,746,129
     Common treasury stock, 12,851,203 shares at cost                                                       --
     Options                                                                                           101,904
     Warrants                                                                                          784,875
     Deferred compensation                                                                             (48,175)
     Retained earnings                                                                                 657,384
     Accumulated other comprehensive income                                                            245,392
                                                                                             -----------------
              Total shareholders' equity                                                             8,498,796
                                                                                             -----------------
                                                                                             $      10,168,289
                                                                                             =================
                 See notes to consolidated financial statements


                            SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                   YEARS ENDED DECEMBER 31, 2006 AND 2005

                                                                                2006                  2005
                                                                              --------              ---------
Revenues:
Services:
  Related parties                                                         $        743,414      $        333,342
  Others                                                                        36,202,862            23,856,534
                                                                          ----------------      ----------------
                                                                                36,946,276            24,189,876
                                                                          ----------------      ----------------
Cost of revenues:
Services:
  Related parties                                                                  223,372                95,964
  Others                                                                        33,905,828            22,299,901
                                                                          ----------------      ----------------

                                                                                34,129,200            22,395,865
                                                                          ----------------      ----------------

Gross profit                                                                     2,817,076             1,794,011
                                                                          ----------------      ----------------

Operating expenses:
     Sales and marketing                                                           631,371                90,212
     General and administrative:
       Related parties                                                             146,099               145,309
       Others                                                                    1,889,695             1,182,747
                                                                          ----------------      ----------------

Total operating expenses                                                         2,667,165             1,418,268
                                                                          ----------------      ----------------

Income from operations                                                             149,911               375,743
                                                                          ----------------      ----------------

Other income (expense):
     Interest expense                                                               (1,994)             (250,833)
     Amortization of debt issuance costs                                                --               (65,511)
     Interest income                                                                    97               108,849
     Previously deferred gain on sale of technology, related parties                85,692               126,282
     Reversal of bad debt provision                                                135,932                    --
     Write-off of old vendor payables                                              152,644                    --
     Other                                                                          54,549                50,204
                                                                          ----------------      ----------------

                                                                                   426,920               (31,009)
                                                                          ----------------      ----------------

Income before items listed below                                                   576,831               344,734
Income tax expense                                                                 (81,831)              (65,974)
Minority interest                                                                    1,186                 4,584
Purchased pre-acquisition income                                                   (30,531)                   --
Gain on foreign currency transactions                                               50,815                   --
                                                                          ----------------      ----------------
Income from continuing operations                                                  516,470               283,344

Discontinued operations:
     Income (loss) from discontinued
     operations - net of minority interest and
     income taxes                                                                   94,442              (156,428)

     Gain on disposal of discontinued subsidiaries                                  46,472                    --
                                                                          ----------------      ----------------

Net income                                                                $        657,384      $        126,916
                                                                          ================      ================
                                   (continued)

                           SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
                                 YEARS ENDED DECEMBER 31, 2006 AND 2005

                                                                                2006                  2005
                                                                              --------              ---------


Net income                                                                $        657,384       $       126,916

Preferred stock dividend                                                                --              (391,870)
Early redemption penalty on preferred stock                                             --              (302,994)
Accretion to preferred stock redemption value                                           --            (3,312,689)
                                                                          ----------------       ---------------
Net income (loss) applicable to common shareholders                       $        657,384       $    (3,880,637)
                                                                          ================       ===============

Basic income (loss) per common share:

     Continuing operations                                                $           0.01       $         (0.04)
     Discontinued operations                                                             *                     *
                                                                          ================       ===============

     Net income (loss) per common share                                   $           0.01                 (0.04)
                                                                          ================       ===============

Diluted  income (loss) per common share:

     Continuing operations                                                $              *       $         (0.04)
     Discontinued operations                                                             *                     *
                                                                          ================       ===============
     Net income (loss) per common share                                   $              *       $         (0.04)
                                                                          ================       ===============

Weighted average shares outstanding

     Basic                                                                     132,021,168           109,447,305
                                                                          ================       ===============
     Diluted                                                                   156,550,307           110,255,798
                                                                          ================       ===============

* Less than $0.01 per share

                 See notes to consolidated financial statements

                         SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                       AND COMPREHENSIVE INCOME
                                 YEARS ENDED DECEMBER 31, 2006 AND 2005


                                         Preferred stock        Common Stock
                                                                                      Additional
                                                      Par                   Par        paid-in      Treasury
                                          Shares     Value     Shares       Value      capital       stock
                                         ---------  -------- -----------   ---------  ------------  ---------
Balances, January 1, 2005                 100,000   $10,000   94,621,152   $     955    $6,776,000  $ (30,375)

Conversion of term note                        --       --     1,259,319          14       155,974         --
Settlement of convertible securities           --       --     9,756,098          86       799,914         --
Conversion of preferred shares           (100,000) (10,000)    8,000,000          80         9,920         --
Common stock issued for
 private placement                             --       --    11,349,565         113       945,717      7,270
Cost of raising capital                        --       --            --          --       (46,379)        --
Issuance of common shares as
 compensation for professional fees            --       --     3,298,296          34       344,178     16,355
Issuance of common share for
  business acquisition                         --       --       250,000           3        25,747      6,750
Employee stock options exercised               --       --       350,000           4        83,996         --
Issuance of stock options                      --       --            --          --            --         --
Cancellation of stock option                   --       --            --          --        39,412         --
Early redemption penalty on
   preferred stock                             --       --            --          --      (302,994)        --
Accretion to preferred stock
   redemption value                            --       --            --          --    (3,312,689)        --
Amortization of deferred
 compensation for the year
  ended December 31, 2005                      --       --            --          --            --         --
Comprehensive income:
 Net income for the year
  ended December 31, 2005                      --       --            --          --            --         --
Foreign currency translation adjustment        --       --            --          --            --         --
 Comprehensive income
Dividend declared for the year
  ended December 31, 2005                      --       --            --          --      (264,954)        --

                                         ---------  -------- -----------   ---------  ------------  ---------
Balances, December 31, 2005                    --   $   --   128,884,430   $   1,289  $  5,253,842  $      --
                                         =========  ======== ===========   =========  ============  =========


                                   (continued)


                           SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                         AND COMPREHENSIVE INCOME
                                YEARS ENDED DECEMBER 31, 2006 AND 2005


                                         Preferred stock        Common Stock
                                                                                       Additional
                                                      Par                   Par         paid-in      Treasury
                                          Shares     Value     Shares       Value       capital       stock
                                          ---------  -------  -----------   --------   ------------  ---------
Balances, December 31, 2005                    --   $   --    128,884,430   $  1,289   $  5,253,842  $      --

Common stock issued for
 private placement                             --       --      5,800,000         58        375,142         --
Issuance of common shares as
 compensation for professional fees            --       --     12,367,595        123        892,395         --
Issuance of warrants to employee               --       --             --         --             --         --
Issuance of common stock for
  vendor payable                               --       --        983,607         10         59,990         --
Employee stock options exercised               --       --        500,000          5         54,070         --
Stock compensation expenses                    --       --             --         --             --         --
Issuance of stock options                      --       --             --         --             --         --
Working capital call in subsidiary             --       --        185,759          2         14,998         --
Conversion of common stock                100,000   10,000    (20,000,000)      (200)        (9,800)        --
Effect of sale of accounting parent            --       --             --         --        105,492         --
Comprehensive income:
 Net income for the year
  ended December 31, 2006                      --       --             --         --             --         --
Foreign currency translation adjustment        --       --             --         --             --         --
 Comprehensive income
                                         ---------  -------   -----------   --------   ------------  ---------
Balances, December 31, 2006               100,000   $10,000   128,721,391   $  1,287   $  6,746,129  $      --
                                         =========  =======   ===========   ========   ============  =========

                                                     (continued)

                                        SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                                AND COMPREHENSIVE INCOME (CONTINUED)
                                                YEARS ENDED DECEMBER 31, 2006 AND 2005

                                                                                          Accumulated
                                                    Deferred                                Other
                                                  Compensation                  Retained  Comprehensive
                                       Options        Cost         Warrants     earnings    Income          Total
                                     ------------ -------------  -----------  ----------- ------------  -------------
Balances, January 1, 2005            $     78,835 $     (11,447) $   749,715 $         -- $     56,569  $   7,630,252

Conversion of term note                        --            --           --           --           --        155,988
Settlement of convertible securities           --            --           --           --           --        800,000
Conversion of preferred shares                 --            --           --           --           --             --
Common stock issued for
 private placement                             --            --           --           --           --        953,100
Cost of raising capital                        --            --           --           --           --        (46,379)
Issuance of common shares as
 compensation for professional fees            --            --           --           --           --        360,567
Issuance of common share for
  business acquisition                         --            --           --           --           --         32,500
Employee stock options exercised          (14,000)           --           --           --           --         70,000
Issuance of stock options                  47,329            --           --           --           --         47,329
Cancellation of stock option              (49,792)       10,380           --           --           --             --
Early redemption penalty on
   preferred stock                             --            --           --           --           --       (302,994)
Accretion to preferred stock
   redemption value                            --            --           --           --           --     (3,312,689)
Amortization of deferred
 compensation for the year
  ended December 31, 2005                      --         1,067           --           --           --          1,067
Comprehensive income:
 Net income for the year
    ended December 31, 2005                    --            --           --      126,916           --        126,916
Foreign currency translation adjustment        --            --           --           --      (24,066)       (24,066)
Comprehensive income                                                                                          102,850
Dividend declared for the year
  ended December 31, 2005                      --            --           --     (126,916)          --       (391,870)
                                     ------------ -------------  -----------  ----------- ------------  -------------
Balances, December 31, 2005          $     62,372 $          --  $   749,715  $        --    $  32,503  $   6,099,721
                                     ============ =============  ===========  =========== ============  =============


                                   (continued)


               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                      AND COMPREHENSIVE INCOME (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2006 AND 2005


                                                                                          Accumulated
                                                    Deferred                                Other
                                                  Compensation                  Retained  Comprehensive
                                       Options        Cost         Warrants     earnings    Income          Total
                                     -----------  -------------  ----------   ----------- ------------  -------------

Balances, December 31, 2005          $    62,372  $          --  $  749,715   $        --  $    32,503  $   6,099,721

Common stock issued for
 private placement                            --                         --            --           --        375,200
Issuance of common shares as
 compensation for professional fees           --        (48,175)         --            --           --        844,343
Issuance of warrants to employee              --             --      35,160            --           --         35,160
Issuance of common stock for
  vendor payable                              --             --          --            --           --         60,000
Employee stock options exercised         (23,898)            --          --            --           --         30,177
Stock compensation expenses               15,867             --          --            --           --         15,867
 Issuance of stock options                47,563             --          --            --           --         47,563
 Working capital call in subsidiary           --             --          --            --           --         15,000
Conversion of common stock                    --             --          --            --           --             --
Effect of sale of accounting parent           --             --          --            --           --        105,492
Comprehensive income
Net income for the year
  ended December 31, 2006                     --             --          --       657,384           --        657,384
Foreign currency translation
  adjustment                                  --             --          --            --      212,889        212,889
 Comprehensive income                                                                                         870,273
                                     -----------  -------------  ----------   ----------- ------------  -------------
Balances, December 31, 2006          $   101,904  $     (48,175) $  784,875   $   657,384 $    245,392  $   8,498,796
                                     ===========  =============  ==========   =========== ============  =============

                                  See notes to consolidated financial statements

                             SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     YEARS ENDED DECEMBER 31, 2006 AND 2005

                                                                                2006                  2005
                                                                              --------              --------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                          $         657,384     $         126,916
     Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
     Minority interest                                                              (1,186)               (4,584)
        Purchased pre-acquisition income                                            30,531                    --
           Depreciation and amortization                                           271,063               248,588
     Deferred income taxes                                                          40,215                    --
     Amortization of debt issuance costs                                                --                65,511
     Amortization of embedded liability of term note                                    --               179,862
     Allowance for slow moving inventories                                          39,310                    --
     Stock compensation expenses                                                   957,933               408,963
     Disposal of subsidiaries                                                      (46,472)                   --
        Reversal of bad debts provision                                           (141,603)                   --
     Previously deferred gain on sale of technology, related party                 (89,266)             (126,282)
     Loss on disposal of property and equipment                                     54,092                    93
     Changes in operating assets and liabilities, net of effects from purchase of ISS in 2005:
       Increase in trade and other accounts receivable                          (1,907,037)           (1,658,283)
       Increase in prepaid expenses                                                  9,132                 3,191
       (Increase) decrease in inventories                                           (3,412)                6,064
       Increase  in accounts payable and accrued expenses                          505,672               189,510
       Decrease in income tax liability                                            (12,242)               (4,386)
                                                                         -----------------     -----------------
       Change in operating assets and liabilities of
         continuing operations                                                     364,114              (564,837)
       Change in operating assets and liabilities of
         discontinued operations                                                   (59,390)              160,634
                                                                         -----------------     -----------------
              Net cash provided by (used in) operating activities                  304,724              (404,203)
                                                                         -----------------     -----------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of equipment                                                        (304,707)             (165,474)
     Purchase of equipment of discontinued operations                               (1,056)              (54,770)
     Proceeds from sale of of discontinued operations                                   --               156,576
     Proceeds from sale of equipment of discontinued operations                     29,181                    --
     Payment for purchase of businesses, net of cash acquired                           --                 1,381
                                                                         -----------------     -----------------
           Net cash used in investing activities                                  (276,582)              (62,287)
                                                                         -----------------     -----------------

                                   (continued)

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2006 AND 2005

                                                                                   2006                  2005
                                                                                 --------              --------
CASH FLOWS FROM FINANCING ACTIVITIES
     Decrease in restricted cash                                                        --               (90,632)
     Payment of expenses in connection with subsidiary preferred
      stock issuance                                                                    --               (46,379)
     Proceeds from issuance of shares of common stock                              375,200               953,100
     Proceeds from affiliated company                                                   --                15,968
     Repayments to affiliated company                                              (93,787)                   --
     Proceeds from a director                                                           --                 2,057
     Repayments to a director                                                      (62,619)                   --
     Proceeds from exercise of stock options                                        30,177                70,000
     Payment for early redemption of subsidiary's preferred stock                       --              (222,226)
     Payment of obligations under capital leases                                   (11,185)              (29,738)
     Payment of preferred dividend                                                      --              (256,666)
        Financing activities of discontinued operations                            (63,652)               91,368
                                                                         -----------------     -----------------

           Net cash provided by financing activities                               174,134               486,852
                                                                         -----------------     -----------------


FOREIGN CURRENCY TRANSLATION ADJUSTMENT  - continuing activities                  (336,685)              (16,226)
                                         - discontinued activities                 106,185                 1,684
                                                                         -----------------     -----------------
Net (decrease) increase in cash                                                    (28,224)                5,820

Cash, beginning of year                                                             36,559                30,739
                                                                         -----------------     -----------------
Cash, end of year                                                        $           8,335     $          36,559
                                                                         =================     =================

                                   (continued)

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2006 AND 2005


                                                                                2006                  2005
                                                                              --------              --------


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Cash paid for interest during the year                              $           1,994     $         134,230
                                                                            ==============        ==============
     Cash paid for income taxes during the year                          $           6,854     $          72,562
                                                                            ==============        ==============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
        FINANCING ACTIVITIES:

Conversion of common stock to preferred stock                            $          10,000     $              --
                                                                            ==============        ==============
Issuance of common stock for vendor payable                              $          60,000     $              --
                                                                            ==============        ==============

Restricted cash paid in exchange for preferred stock of subsidiary       $              --     $      (6,000,000)
                                                                            ==============        ==============
Restricted cash paid for accrued dividends                               $              --     $        (105,138)
                                                                            ==============        ==============

Accretion to preferred stock redemption value                            $              --     $       3,312,689
                                                                            ==============        ==============

Preferred stock dividends declared                                       $              --     $         391,870
                                                                            ==============        ==============

Conversion of convertible term note and related accrued interest         $              --     $         155,988
                                                                            ==============        ==============

Issuance of common stock for services rendered by consultant
  with regard to equity transaction                                      $              --     $          32,500
                                                                            ==============        ==============
Issuance of common stock for term note , accrued interest
  and accrued dividends of preferred stock of subsidiary                 $              --     $         800,000
                                                                            ==============        ==============

                                   (continued)


               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2006 AND 2005


                                                           2006                  2005
                                                         --------              ---------

BUSINESS ACQUISITIONS :



Acquisition of subsidiary in April 2005

Net assets acquired:
   Cash                                                                      $      54,033
   Accounts receivable                                                              10,365
   Property, furniture and equipment                                                 2,119
   Customer relationships                                                           59,423
   Accounts payable                                                                (19,689)
                                                                              ------------
                                                                                   106,251
Less: Minority interests                                                           (21,099)
         Common stock issued                                                       (32,500)
         Cash acquired                                                             (54,033)
                                                                             -------------
Net cash received in acquisition of subsidiaries                             $      (1,381)
                                                                             =============

                 See notes to consolidated financial statements

NOTE 1: ORGANIZATION AND BASIS OF PRESENTATION

Secured Digital Applications, Inc. and subsidiaries (the "Company" or "SDA") are involved in application development, broadband network operation, delivery of value added applications and services; sale of devices that utilize broadband networks and the sale of biometric security devices. During 2003, the Company expanded its business to include the development, integration and provision of secured shipping and supply chain management services. In April 2005, the Company expanded into the business of specializing in the design, development and implementation of wireless applications and electronic solutions. The Company's revenues for 2006 and 2005 were primarily derived from the design, development and production of interactive multimedia websites and content and sale of information technology products and services.

The Company, formerly known as Digital Broadband Networks, Inc, changed its name to Secured Digital Applications, Inc., after its board of directors unanimously approved the change on January 28, 2004.

During the third quarter of 2006, the Company determined that it was in the best interests of SDA and its shareholders to restructure the Company's operating subsidiaries. The intent of the reorganization was to improve administrative efficiency and profit margins, as well as to dispose of certain assets or subsidiaries that did not meet management's criteria for continued inclusion in the SDA group of companies. In particular, we determined that our subsidiaries involved in the developing business of secured shipping and in the established business of operating retail computer outlets did not meet the Company's criteria for profitability and/or fit within the Company's organization. Under the reorganization plan, substantially all of the assets and liabilities of our principal operating subsidiary, Secured Digital Applications (M) Sdn Bhd ("SDAM"), were transferred to a newly created subsidiary, DigitalApps Sdn Bhd ("DASB"). DASB thus became our principal operating subsidiary with substantially the same assets and liabilities as the former SDAM.

Through reorganization, we reduced the number of operating subsidiaries and disposed of the companies associated with our Gallant IT operations, which operated retail computer stores in metropolitan Kuala Lumpur. We also disposed of the companies through which we had been seeking to develop a secured shipping business.

In connection with the reorganization, we incorporated a new subsidiary, DigitalApps Sdn Bhd ("DASB"), which will act as the principal holding company for the Corporation's four operating subsidiaries: Perwimas Telecommunications Sdn Bhd ("PTSB"); DigitalApps Technologies Sdn Bhd ("DAT") (formerly Secured Shipping Sdn Bhd ("SSSB")); Digital Image ID Sdn Bhd ("DID") and DigitalApps Media Sdn Bhd ("DAM"). DAT owns 55 percent of Ispec Sdn Bhd ("ISS") (formerly Innospective Sdn Bhd). DID will own 100 percent of Digital Kiosk Technologies Sdn Bhd ("DKT") (formerly Century Jubilee Sdn Bhd ("CJSB"), a newly incorporated subsidiary. The assets and liabilities of Gallant Service Centre Sdn Bhd ("GSC"), through which we owned a majority interest in the Gallant group of companies, and Armor Multi Systems Sdn Bhd ("AMS") and Armor Multi Services Sdn Bhd ("AMSSB") were sold to the third party. As a result of the reorganization, the Company is now operating in only one business segment.

SDA's core line of business is outsourced media production and information technology applications, which account for the majority of our revenue. Our operating subsidiaries offer products in diverse lines of business including the development of Internet content, digital security and biometric products. We conduct our principal operations in Malaysia. Our subsidiaries as of December 31, 2006 are the following companies:

- China Sea Trade Company, Inc. ("CST") (f/k/a Eystar Media, Inc.), a wholly owned subsidiary of SDA Worldwide, Inc., organized under Delaware law and based in Saddle Brook, NJ. CST offers consulting and management services to regional firms in Asia seeking to develop markets in the United States. These include contract sales representation, the contract management of joint venture companies and advice and consulting on funding and mergers and acquisitions within the United States. CST began operations in early 2006 and did not generate any revenue.


- SDA Worldwide, Inc. ("SDAW") (f/k/a SDA America, Inc.) an 80% owned subsidiary, organized under Delaware law and based in Saddle Brook, NJ, is in the process of developing and commercializing a platform of outsourced business services that will be offered primarily to small and medium enterprises in the United States. The company was originally formed as a wholly-owned corporation used as a special vehicle to secure a $6.5 million funding from Laurus Master Fund Ltd. (the "Master Fund") through private placement of securities consisting of convertible preferred stock of SDA America. As a result of the early retirement of the Laurus investment, management determined to use the corporation as the vehicle to develop the company's international trade consulting business in the United States. SDAW began operations in 2005 and did not generate any revenue in 2006 and 2005.

- DigitalApps Sdn Bhd ("DASB"), is a wholly- owned Malaysian subsidiary that designs, develops and produces multimedia content and provides consulting services for website development, network engineering and project management in IT related projects. In addition to its activities as a multimedia developer and IT consultant, DASB provides centralized management and back-office support to SDA's other subsidiaries from its office in Petaling Jaya, Malaysia.

- Perwimas Telecommunications Sdn Bhd ("PTSB"), a 95% owned Malaysian subsidiary of DASB, provides broadband and application services under licenses granted by the government of Malaysia.

- Digital Image ID Sdn Bhd ("DID") (f/k/a Vista Positive Sdn Bhd), DASB's wholly-owned subsidiary, from the date of acquisition on July 5, 2006;

- Digital Kiosk Technologies Sdn Bhd ("DKT") (f/k/a Century Jubilee Sdn Bhd), DID's wholly-owned subsidiary, from the date of acquisition on September 4, 2006

- Ispec Sdn Bhd ("ISS") (f/k/a Innospective Sdn Bhd), a 55% owned subsidiary of DigitalApps Technologies Sdn Bhd ("DAT") (f/k/a Secured Shipping Sdn Bhd ("SSSB")), is a systems integration firm specializing in the design, development and implementation of wireless applications and electronic solutions.

- DigitalApps Media Sdn Bhd ("DAM"), DASB's wholly-owed subsidiary, from the date of incorporation on July 7, 2006.

On September 18, 2006, the Company sold the following Malaysian subsidiary companies to an unrelated party:

1. Secured Digital Applications Sdn Bhd ("SDAM"), wholly-owned Malaysian subsidiary from the date of acquisition on April 20, 1999.

2.   Armor  Multi  Systems  Sdn  Bhd  ("AMS"),   SDAM's  wholly-owned  Malaysian
     subsidiary from the date of incorporation on November 10, 2003;

3. Armor Multi Services Sdn Bhd ("AMSSB") (f/k/a Asiaco Services Sdn Bhd), AMS's 60% owned Malaysian subsidiary; from the date of acquisition on December 9, 2003;

4. Gallant Service Centre (M) Sdn Bhd ("GSC"), SDAM's wholly-owned subsidiary, from the date of acquisition on September 29, 2004;

5. Gallant IT Holdings Sdn Bhd ("GIH"), GSC's 55% owned subsidiary, from the date of acquisition on September 29, 2004; and

6. Gallant Zone (M) Sdn Bhd ("GZ"), Eystar Distribution Sdn Bhd ("ED") (f/k/a Gallant IT Distribution (M) Sdn Bhd) and Gallant Focus (M) Sdn Bhd ("GF"), all wholly-owned subsidiaries of GIH from the date of acquisition on September 29, 2004 and, including GSC and GIH, such subsidiaries may sometimes collectively be referred to as the "Gallant group of companies."

The accompanying consolidated financial statements include:

1.   SDA, CST, SDAW, PTSB, DID and DAT for 2006 and 2005;

2.   DASB, DKT, DAM and ISS from the inception dates in 2006 and 2005;

3. SDAM, GSC, GIH, GZ, ED, GF, AMS, AMSSB, as discontinued operations, from the effective date of acquisition up to the effective date of disposal.

All significant inter-company account balances and transactions have been eliminated in consolidation.


RESTATEMENT OF 2005 OPENING BALANCES

Subsequent to the issuance of the Company's December 31, 2004 consolidated financial statements, and based upon a further evaluation of the factors utilized in determining the accounting and presentation of a May 2004 issuance of preferred stock of a subsidiary, a convertible term note and related warrants, the Company determined that both the preferred stock of a subsidiary and the convertible term note contained embedded derivatives that must be bifurcated from their host instruments. In addition, the Company determined that the warrants and the preferred stock of a subsidiary should not initially be classified as a component of shareholders' equity (See Notes 8 and 9). Accordingly, the Company's 2004 consolidated financial statements were restated and were filed in an amended form 10-KSB on April 10, 2006, resulting in a decrease of shareholders' equity of $2,506,702 as of January 1, 2005.

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2006 AND 2005

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

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

INVENTORIES

Inventories, which are comprised of peripherals for surveillance and wireless communication, information technology hardware, software and accessories, are stated at the lower of cost or net realizable value. Cost is determined on a first-in-first-out basis. The value of the inventories was written down to $0 as it was deemed to be unsaleable.

PROPERTY AND EQUIPMENT AND DEPRECIATION

Property and equipment are stated at cost less depreciation. Depreciation is calculated on the straight-line method over the expected useful lives of the assets. The principal annual rates of depreciation are:

                                                                   Business Segments

                                                Broadband, Multimedia and       Material Handling
                                                   Biometric Security/         Equipment and Apple
Asset Classification                            Computer Sales and Services     Computer division
                                                                                  (Discontinued)
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

Management assesses the carrying values of its long-lived assets for impairment when circumstances warrant such a review. Generally, long-lived assets are considered impaired if the estimated fair value is less than the assets' carrying values. If an impairment is indicated, the loss is measured based on the amounts by which the carrying values of the assets exceed their fair values. At December 31, 2006, management believes that no impairment has occurred.

GOODWILL AND INTANGIBLE ASSETS

Goodwill consists of the excess of cost over net assets acquired of PTSB. Management of the Company evaluates the carrying value of goodwill annually or whenever a possible impairment is indicated. The Company performs its impairment test annually during the fourth quarter of the fiscal year and determined that there was no impairment during the years ended December 31, 2006 and 2005.

Intangible asset include a customer relationships with a cost of $59,423 were acquired on April 30, 2005, and are being amortized using the straight line method over its estimated life of 3 years. Amortization expense for 2006 and 2005 amounted to $19,812 and $13,208, respectively. Accumulated amortization at December 31, 2006 was $33,020. Amortization expense for next year is expected to be $19,812 and $6,591 for fiscal 2008.

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

COMPREHENSIVE INCOME

The Company has adopted Statement of Financial Accounting Standards (SFAS) 130, Reporting Comprehensive Income, which establishes requirements for disclosure of comprehensive income including certain items previously not included in the statements of operations, including minimum pension liability adjustments and foreign currency translation adjustments, among others. The Company's only components of comprehensive income are foreign currency translation adjustments.

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

DERIVATIVE INSTRUMENTS

In connection with the issuances of equity instruments or debt, the Company may issue options or warrants to purchase common stock. In certain circumstances, these options or warrants may be classified as liabilities, rather than as equity. In addition, the equity instrument or debt may contain embedded derivative instruments, such as conversion options or listing requirements, which in certain circumstances may be required to be bifurcated from the associated host instrument and accounted for separately as a derivative liability instrument. The Company accounts for derivative instruments under the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.

TREASURY STOCK

The Company records treasury stock purchases at cost. The excess of cost over par value is allocated to additional paid-in capital. The Company reissues stock from the treasury on a first-in, first-out basis.

NET INCOME (LOSS) PER COMMON SHARE

Income (loss) per common share requires the presentation of two EPS amounts, basic and diluted. Basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the years ended December 31, 2006 and 2005. Diluted income
(loss) per common share is computed using the weighted average number of shares determined for the basic computations plus the number of shares of common stock that would be issued assuming all contingently issuable common stock equivalent shares having a dilutive effect on earnings per share were outstanding for the year. However, there is no dilution from common stock equivalents in years with net losses attributable to common share holders because their effect would be anti-dilutive. The calculation of basic and diluted income (loss) per share is as follows (in thousands, except per-share amounts):

                                                                              Year ended December 31,
                                                                          ---------------------------------
                                                                              2006                 2005
                                                                            ---------            ---------
Net income                                                             $          657     $             127
Preferred stock dividend                                                           --                  (392)
Early redemption penalty on preferred stock                                        --                  (303)
Accretion to preferred stock redemption value                                      --                (3,313)
                                                                       --------------     -----------------
Net income (loss) available to common shareholders                     $          657     $          (3,881)
                                                                       ==============     =================
Weighted average shares outstanding - basic                                   132,021               109,447
                                                                       ==============     =================
Net income (loss) per share - basic                                    $         0.01     $           (0.04)
                                                                       ==============     =================

Weighted average shares outstanding - basic                                   132,021               109,447
Common stock issuable to consultant                                             3,532                   809
Convertible preferred stock                                                    20,000                    --
Dilutive stock options and warrants                                               997                    --
                                                                       --------------     -----------------
Weighted average shares outstanding - diluted                                 156,550               110,256
                                                                       ==============     =================
Net income (loss) per share - diluted                                  $            *     $           (0.04)
                                                                       ==============     =================

*    less than $.01


FAIR VALUE OF FINANCIAL INSTRUMENTS

The  Company's  financial  instruments  consist  of cash,  accounts  receivable, accounts payable and accrued expenses. The carrying amounts of all other, non-related party financial instruments approximate fair value due to their short maturities. The fair values of amounts due to and from related parties are not practicable to estimate, due to the related party nature of the underlying transactions. The Company has no material off-balance sheet financial instruments.

STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted SFAS No. 123(R) Share Based Payment utilizing the "modified prospective" method as described in SFAS 123(R). In the "modified prospective" method, compensation cost is recognized for all share-based payments granted after the effective date and for all unvested awards granted prior to the effective date. In accordance with SFAS 123 (R), prior period amounts were not restated. SFAS 123(R) also requires the tax benefits associated with these share-based payments to be classified as financing activities in the Statement of Cash Flows, rather than operating cash flows as required under previous regulations. The Company recognized stock compensation expense of $15,867 for the year ended December 31, 2006. Total unvested stock based compensation expense totaled $15,867 at December 31, 2006 and had a total weighted average remaining term of 2.67 years. See Note 9.

Prior to the effective date, the Company accounted for stock-based compensation in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" and FASB Interpretation 44, "Accounting for Certain Transactions Involving Stock Compensation." Pursuant to these accounting standards, the Company recorded deferred compensation for share options granted to employees at the date of grant based on the difference between the exercise price of the options and the market value of the underlying shares at that date. Deferred compensation was amortized to compensation expense over the vesting period of the underlying options. No compensation expense was recorded for fixed stock options that were granted to employees and directors at an exercise price equal to the fair market value of the common stock at the time of the grant. For the year ended December 31, 2005, the Company recognized compensation expense of $24,137.

Stock options granted to non-employees are recorded at their fair value, as determined in accordance with SFAS No. 123 and Emerging Issues Task Force Consensus No. 96-18, and recognized over the related service period. Deferred charges for options granted to non-employees are periodically re-measured as the options vest.

The following table illustrates the effect on net loss and earnings per share for the year ended December 31, 2005 if the fair value based method had been applied to all awards:

Loss applicable to common shareholders                             $(3,880,637)
Add: Stock-based employee compensation expense
     included in reported net income, net of related tax                24,137
Add/(Less): Total stock-based employee compensation expense
         determined under fair value based method for all
         awards, net of related tax effects                            (57,665)
                                                                 -------------
Pro forma net loss applicable to common shareholders             $  (3,914,165)
                                                                 =============
Net loss per share:
 Basic and diluted - as reported                                 $       (0.04)
                                                                 =============
 Basic and diluted - pro forma                                   $       (0.04)
                                                                 =============

The fair value in 2004 was estimated at the date of grant using the following weighted average assumptions:


Risk free interest rate                                    2.3%
Dividend yield                                               0%
Expected life of option in years                            4.7 years
Expected volatility                                         129%


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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS No. 133 and SFAS No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. SFAS 155 amends SFAS 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instruments. This statement is effective for all financial instruments acquired or issued after the beginning of the Company's first fiscal year that begins after September 15, 2006. The adoption of the provisions of SFAS 155 is not expected to have a material impact on the Company's financial position or results of operations.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) an interpretation of FASB Statement No. 109, Accounting for Income Taxes, which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on de-recognition of a previously recognized tax position, classification, interest and penalties, accounting in interim periods and disclosures. The provisions of FIN 48 are effective beginning January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to the opening balance of retained earnings. The Company does not expect this pronouncement to have a material effect on the financial position or results of operations of the Company.

In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements". This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurement. The implementation of this guidance is not expected to have any impact on the Company's consolidated financial statements.

In addition, in September 2006, the FASB issued SFAS No. 158 Employers' Accounting for Defined Benefit Pension Plans and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R). This standard requires recognition in the balance sheet of the funded status of pension plans, rather than footnote disclosure, which is current practice. Publicly traded companies are to reflect the new standard in financial statements ending after December 15, 2006 and non-public companies are to apply it in statements ending after June 15, 2007. As the Company does not maintain a defined benefit pension plan and has no plans to do so, this standard should not have any impact on the Company's financial position or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, Considering the Effects of Prior Year Misstatements when Quantifying
Misstatements in Current Year Financial Statements (SAB 108), to provide guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. Under SAB 108, companies should evaluate a misstatement based on its impact on the current year income statement, as well as the cumulative effect of correcting such misstatements that existed in prior years existing in the current year's ending balance sheet. SAB 108 will become effective for the Company in its fiscal year ending June 30,

2007. The Company is currently evaluating the impact of the provisions of SAB 108 on its consolidated financial statements. In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure eligible financial instruments at fair value. The unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings. The decision to elect the fair value options is determined on an instrument by instrument basis, it should be applied to an entire instrument, and it is irrevocable. Assets and liabilities measured at fair value pursuant to the fair value option should be reported separately in the balance sheet from those instruments measured using another measurement attributes. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company is currently analyzing the potential impact of adoption of SFAS No. 159 to its consolidated financial statements.


NOTE 3: ACQUISITION AND DISPOSAL OF SUBSIDIARIES

On April 30, 2005, the Company completed the acquisition of a 55% equity interest in Innospective Sdn Bhd ("ISS"), for total consideration of $85,152. The Company paid $52,652 (RM200,080) in cash to acquire 122,000 shares of ISS' common stock and issued 250,000 shares of the Company's common stock, valued at $32,500 (the market price of the Company's common stock at the date of issuance), to a consultant as payment for professional fees on advising the Company in this acquisition. ISS is a systems integration firm specializing in the design, development and implementation of wireless applications and electronic solutions, and its acquisition is believed to complement the Company's existing revenue sources.

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
                                                      ===============

The following unaudited proforma financial information presents results of operations as if the acquisition of ISS had occurred at the beginning of the year ended December 31, 2005:

                                                      2006          2005

Revenue                                             $36,946,276    $24,189,876
                                                    ===========    ===========
Net income                                          $   657,384    $   283,334
                                                    ===========    ===========
Basic and diluted net income per common share       $      0.01    $         *
                                                    ===========    ===========

* Less than $0.01 per share

On September 18, 2006, DASB acquired 1,050,000 shares of PTSB from its directors, Mr. Mustaffar Bin Yacob and Dato' Wan Abdul Razak for a total consideration of RM567,500 (approx. $154,000). The balance is due in one year or less from the date of purchase unless extended by the parties and such debt bears no interest. At December 31, 2006, the Company owes the directors $100,396 and such amount is included in accounts payable. See Note 9.

On September 29, 2004, the Company's wholly-owned subsidiary, SDAM, completed the acquisition of the entire outstanding voting securities of Gallant Service Centre (M) Sdn Bhd ("GSC") and securities representing an aggregate of 55% of the total outstanding voting securities of Gallant IT Holdings Sdn Bhd ("GIH"), a leading Malaysian provider of information technology products and services.

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

ii)  Gallant Focus (M) Sdn Bhd ("GF"), is currently dormant.

iii) Eystar  Distribution  Sdn Bhd ("ED") (f/k/a Gallant IT Distribution (M) Sdn
     Bhd), is currently dormant.

During the third quarter of 2006, the Company determined that it was in the best interests of SDA and its shareholders to reorganize the Company's operating subsidiaries. Under the reorganization plan, the assets of our principal operating subsidiary Secured Digital Applications (M) Sdn Bhd ("SDAM") were sold to an unrelated third party in September 18, 2006.

Through reorganization, the Company disposed the number of operating subsidiaries of the companies associated. The assets and liabilities of Gallant Service Centre Sdn Bhd ("GSC"), through which the Company owned a majority interest in the Gallant group of companies, and Armor Multi Systems Sdn Bhd ("AMS") and Armor Multi Services Sdn Bhd ("AMSSB") were sold to the third party in September 18, 2006.

On September 18, 2006, DASB sold all the shares of SDAM which included its subsidiary companies, AMS, AMSSB, a 60% owned subsidiary of AMS, GSC, GIT, a 55% owned subsidiary of GSC and GIT's wholly-owned subsidiaries GZ, GF and GID to a third party and recognized a gain on disposal of $46,472. The receivable from the sale is due in one year or less from the date of sale unless extended by the parties and the receivable bears no interest. At December 31, 2006, the Company was owed $46,472 and such amount is included in trade and other accounts receivables.

Results of discontinued operations are as follows:

                                                      2006                  2005
                                                    --------              ---------
Revenue                                        $       1,655,417     $       4,117,486

Cost of revenues                                         970,286             3,649,215
                                               -----------------     -----------------

Gross profit                                             685,131               468,271

Operating expenses                                       508,627               752,033
                                               -----------------     -----------------
Income (loss) from operations                            176,504              (283,762)

Other income (expense)                                    93,132                53,051
                                               -----------------     -----------------
Income (loss) before tax                                 269,636              (230,711)

Income tax                                              (219,604)              (11,510)
                                               -----------------     -----------------
Income (loss) before minority interest                    50,032              (242,221)

Minority interest                                         44,410                85,793
                                               -----------------     -----------------
Income (loss) from discontinued operations     $          94,442     $        (156,428)
                                               =================     =================

NOTE 4: PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 2006:

     Office equipment                                      $           69,005
     Furniture and fixtures                                            45,645
     Tools and equipment                                              163,462
     Video communication hardware and peripherals                   2,206,431
     Computer software                                                613,838
     Office renovation                                                  8,615

                                                           ------------------
                                                                    3,106,996
      Less accumulated depreciation                                (2,114,458)
                                                           ------------------
                                                           $          992,538
                                                           ==================

Depreciation expense for the years ended December 31, 2006 and 2005 was $251,251 and $235,380, respectively.

NOTE 5: RELATED PARTY TRANSACTIONS

During the years ended December 31, 2006 and 2005, the Company had related party transactions with the following entities:

LSH ASSET HOLDINGS SDN BHD ("LSH")

LSH is a company wholly-owned by the Company's Chief Executive Officer and his wife. LSH billed the Company management fees totaling $120,000 for the respective years ended December 31, 2006 and 2005. LSH also billed DASB and SDAM $26,099 and $25,309 for the years ended December 31, 2006 and 2005, respectively, for administrative and clerical charges. LSH also made short term advances to the Company from time to time for working capital purposes. As of December 31, 2006, the amount due to LSH was $17,927. This amount is unsecured, bears no interest, has no fixed terms of repayment, and is recorded in the financial statements as "Amount due to an affiliated company".

SYNERVEST SDN BHD ("SSB")

A director of PTSB is a director of SSB and holds a 60% equity interest in SSB. As of December 31, 2006, long-term receivables, related parties, consisted of an overdue amount of $108,247 from SSB. This amount primarily arose in the year ended December 31, 1998, when the Company sold to SSB assets used in the operations of a subsidiary. These assets, comprised of analog video hardware and peripherals and a patent for image display, were sold to SSB for a total sum of $1,661,175. Due to the uncertainty of collection of the related receivable, a related gain on the sale of the assets was deferred and is to be recognized only after all costs have been recovered and as payments are received. During the year ended December 31, 2002, payments received by the Company exceeded all remaining costs. The Company received $85,692 and $126,282 of the outstanding receivable during the years ended December 31, 2006 and 2005, respectively, resulting in a realization of gain on sale of assets, related party for both years. The deferred gain included in the balance sheet has been reduced accordingly. The deferred gain on sale of assets totaled $108,247 at December 31, 2006, and will be recognized as a gain as payments on the long-term receivable balance are received.

MY ARCHITECT ("MYA")

A director of PTSB is a principal partner of MYA. During the years ended December 31, 2006 and 2005, the Company received fees of $743,414 and $333,342, respectively, from consulting contracts that it entered into with MYA. The terms of repayment for the amount due from MYA are similar to terms accorded to the Company's other existing customers. At December 31, 2006, there was no balance owed by MYA.

CHIEF EXECUTIVE OFFICER

As of December 31, 2006, the Company owed the Chief Executive Officer of the Company $10,578 for short-term cash advances made to the Company for working capital purposes from time to time. The amount owing to the Chief Executive Officer is unsecured, bears no interest, has no fixed terms of repayment and is recorded in the financial statements as "Amount due to a director".


NOTE 6: CAPITAL LEASE OBLIGATIONS

Certain telecommunications and other assets are leased from a lessor under various equipment lease financing facilities. Such leases have been accounted for as capital leases. At the Company's request, a lessor agreed to an extension on the repayment period in 1998 to enable the Company to secure additional working capital financing. The rescheduled lease terms for all capital leases commenced on December 1998 and are payable on a monthly basis with the final payment due November 2006. The Company will acquire title to all assets under capital leases, upon payment of the final lease payment.

Assets under these capital leases, which are included in property and equipment at December 31, 2006, are as follows:

                                    Original      Accumulated         Net
                                      Cost       Depreciation        Value
                               ---------------------------------------------
 Video communication
 hardware and peripherals      $     437,696  $    (427,261) $      10,435
                                   =========      =========      =========

The Company has not made regular principal and interest payments due under three capital lease agreements since July 2000. During the year ended December 31, 2006, the Company made payments to the lessor totaling $19,824. The total overdue amount as of December 31, 2006 is $71,405, which includes unpaid principal of $33,455 and unpaid interest of $37,950. Unpaid principal is included in current portion of capital lease obligations on the balance sheet. Unpaid interest is included in accrued expenses on the balance sheet. The
Company's Chief Executive Officer (CEO), who is also a shareholder, has personally guaranteed payment under these capital lease agreements. Pursuant to the terms of the guarantee agreement dated December 3, 1998, the CEO has guaranteed to pay all amounts which become due under the terms of the capital lease agreements. Subsequent to December 31, 2006 and through the date of this report, the Company has not made any payments to the lessor.

NOTE 7: INCOME TAXES

For 2006 and 2005, all income of the Company was derived from its activities in Malaysia and the United States. SDA and its American subsidiaries file as a consolidated group. The Malaysian companies file on an entity-by-entity basis. SDA and its American subsidiaries have not filed its federal and state returns since 2002.

Provision for income tax liability for the year ended December 31, 2006 and 2005, respectively, is as follows:

                                                       Year ended December 31,

                                                         2006          2005
                                                       ---------     ---------

Current tax expense                                  $     43,226 $     41,081
Deferred tax expense                                       38,605       24,893
                                                     ------------ ------------
Provision for Malaysian income tax expense
     on the Company and its subsidiaries' income     $     81,831 $     65,974
                                                     ============ ============

The difference between current income tax expense and expected income tax expense computed applying the United States Federal income tax rate of 34% to income from continuing operations before income tax and minority interest is explained as follows:

                                                       Year ended December 31,
                                                        2006            2005
                                                      ---------    -----------

     Expected income tax expense                     $  266,658    $  117,210
     Effect of lower Malaysian tax rate of 28%          (32,359)      (20,684)
     Benefit of operating loss carry forwards           (83,291)           --
     Other                                              (69,177)      (30,552)
                                                     ----------    -----------
     Income tax expense                              $   81,831    $   65,974
                                                     ==========    ===========

Temporary differences and carry forwards that give rise to deferred tax assets and liabilities as of December 31, 2006 are as follows:

Deferred tax assets
       Net operating loss carry forward                     $          474,703
       Less:  valuation allowance                                     (451,197)
                                                            ------------------
       Deferred tax asset net of allowance                              23,506

Deferred tax liability
       Depreciation                                                   (232,229)
                                                            ------------------
Total net deferred tax liability                            $         (208,723)
                                                            ==================

The valuation allowance offsets the net deferred tax assets for which recovery is not considered more likely than not. The valuation allowance is evaluated considering positive and negative evidence about whether the deferred tax assets will be realized. At that time of evaluation, the allowance is either increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax assets is no longer impaired and the allowance is no longer required. The decrease in the valuation allowance of approximately $122,000 was due to the decrease in net operating loss of SDA and its American subsidiaries.

The Company's total net operating loss carry forward at December 31, 2006 is $1,248,000, of which $84,000 relates to the Company's activities in Malaysia and $1,164,000 relates to the Company's activities in the United States. The net operating loss carry forward that relates to activities in Malaysia can be carried forward indefinitely, on an entity basis, while the net operating loss carry forward that relates to the Company's activities in the United States expires through the year 2024. The United States net operating loss carry forward may be subject to annual limitations based on ownership changes in the Company's common stock as provided by in section 382 of the Internal Revenue Code.


NOTE 8: CONVERTIBLE TERM NOTES

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

In 2004, the Company recorded an initial liability of $246,681 for the value of the embedded liability. The initial value of the embedded liability was amortized over the term of the Note. For the year ended December 31, 2005, the Company recognized amortization expense of $179,862, which is included in interest expense.

In 2004, the Company recorded debt discount and amortization costs of $95,346, which included the initial value of the warrants of $62,525. These costs were amortized over the term of the Note. Amortization in the amount of $65,511 for the year ended December 31, 2005 is included in amortization of debt issuance costs in the statement of operations.

On August 1, 2005, the Company entered into an agreement for the early repayment of the Note (see note 13) and recognized an early redemption penalty of $16,164.

A summary of the status of the discounted principal and interest derivative liability and issue costs of the Note is presented below:

                                                                       Derivative   Issue
                                   Total     Interest  Principal       Liability    Costs               Net
                                ----------- --------- ------------ ------------ ----------------   -------------
Balance as of January 1, 2005   $   426,470 $      -- $    426,470 $    179,862 $         65,511   $     181,097
Interest through July 31, 2005       18,381    18,381           --           --               --              --
Amortization through July 31, 2005       --        --           --     (140,098)         (51,536)        191,634
Conversion in April 2005 (a)        (52,770)   (8,653)     (44,117)     (17,119)          (6,076)        (20,922)
Conversion in May 2005 (b)          (17,412)   (2,707)     (14,705)      (5,534)          (1,947)         (7,224)
Conversion June 1, 2005 (c)         (17,249)   (2,544)     (14,705)      (5,359)          (1,869)         (7,477)
Conversion June 16, 2005 (d)        (14,705)       --      (14,705)      (5,360)          (1,869)         (7,476)
Conversion July 12, 2005 (e)        (20,445)   (2,304)     (18,141)      (6,392)          (2,214)         (9,535)
Early payment penalty                16,164    16,164           --           --               --              --
Repaid on August 1, 2005           (338,434)  (18,337)    (320,097)          --               --        (320,097)
                                ----------- --------- ------------ ------------ ----------------   -------------
Balance as of December 31,
2005                            $        -- $      -- $         -- $         -- $             --   $          --
                                =========== ========= ============ ============ ================   =============

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


NOTE 9: SHAREHOLDERS' EQUITY

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

A summary of the status of the Voting Preferred and dividend accrued since January 1, 2005 and changes through December 31, 2005 is presented below:

                                                                                                  Stated
                                                                 Total          Dividend           Amount
                                                              -----------       ----------       -----------
Balance as of January 1, 2005                                 $   138,333       $  128,333       $    10,000
Dividend through September 30, 2005                               128,333          128,333                --
Conversion to common stock in August 2005                         (10,000)              --           (10,000)
Payment in August 2005                                           (256,666)        (256,666)               --
                                                              -----------       ----------       -----------
Balance December 31, 2005                                     $        --       $       --       $        --
                                                              ===========       ==========       ===========

On October 23, 2006, the Company executed a share exchange agreement with LSH whereby LSH exchanged 20,000,000 shares of the Company's common stock held by LSH in exchange for 100,000 shares of the Company's newly created Series B Voting Convertible Preferred Stock (the "Voting Preferred"), which is convertible into shares of common stock at a fixed ratio of 200 shares of common stock for 1 share of Voting Preferred stock. The 20,000,000 shares were returned to treasury and are available for re-issuance at a future date. The Voting Preferred stock is entitled to receive dividends in preference to any dividend on the common stock, as, when and upon such terms as may be declared by the Company.

A summary of the status of the Voting Preferred and dividend accrued since October 23, 2006 and changes through December 31, 2006 is presented below:

                                                                        Stated
                                                 Total     Dividend    Amount
                                              ----------- ----------- ---------
Balance as of January 1, 2006                 $        -- $        -- $      --
Series B Convertible preferred stock,
October 23, 2006                                   10,000          --    10,000
Dividend through December 31, 2006                     --          --        --
                                              ----------- ----------- ---------
Balance December 31, 2006                     $    10,000 $        -- $  10,000
                                              =========== =========== =========

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

Black-Scholes valuations were performed on the derivative liability associated with the Series A Preferred and the related warrants. In 2004, the Company recorded an initial derivative liability of $3,206,857. The initial value of the derivative liability was being accreted over three years based on management's estimate of the expected term. For the year ended December 31, 2005, accretion amounted to $2,530,487 and is included in accretion to preferred stock redemption value.

In 2004, the Company recorded issuance costs of $1,051,927, which included the initial value of the warrants of $625,248. These costs were amortized over three years. Amortization of issuance costs totaled $782,202 for the year ended December 31, 2005 and is included in accretion to preferred stock redemption value.

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

A summary of the status of the Series A Preferred and dividend thereon is presented below:

                                                     Dividend/     Series A                              Net
                                                     Redemption    Stated       Embedded     Issue       Carrying
                                          Total      Penalty       Amount       Liability    Costs       Value
                                       -----------   -----------   -----------  -----------  ----------  ----------
Balance as of January 1, 2005        $   6,238,563  $    238,563  $  6,000,000   $2,530,487  $  782,202  $2,687,311
Dividend through
 September 30, 2005                        263,537       263,537            --           --          --          --
Amortization                                    --            --            --   (2,530,487)   (782,202)  3,312,689
Early redemption penalty                   302,994       302,994            --           --          --          --

Redeemed on August 1, 2005              (6,805,094)     (805,094)   (6,000,000)          --          --  (6,000,000)
                                     -------------   -----------   ------------ -----------  ----------  ----------
Balance December 31, 2005            $          --   $        --   $        --  $        --  $       --  $       --
                                     ==============  ===========   ============ ===========  ==========  ==========

The following table  summarizes the August 1, 2005  transaction  with the Master Fund:


                                                                                         Discounted
                                                                                         Principal/
                                                                                          Series A
                                                                    Interest/             Carrying
                                                  Total             Dividend               Amount
                                               -----------         -----------           -----------
Balance as of August 1, 2005
Term note                                   $        322,270    $          2,173    $          320,097
Series A Preferred                                 6,502,100             502,100             6,000,000
                                            ----------------    ----------------    ------------------
Total                                              6,824,370    $        504,273    $        6,320,097
Paid from restricted cash                         (6,105,138)   ================    ==================
Cash payment                                        (238,390)
Common stock issued (a)                             (800,000)
                                            ----------------
Early payment/redemption penalty (b)        $       (319,158)
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

The Company signed a compensation agreement with a consultant on July 15, 2005 under which the Company is to issue an aggregate of 960,000 shares of its common stocks to the consultant for services to be rendered for the twelve-month period ending July 14, 2006. The Company reissued from its treasury stock 240,000 shares of common stock on each of the following dates; August 9, 2005, September 27, 2005, February 6, 2006 and May 3, 2006. The Company recognized compensation expense of $47,120 and $56,680 for the years ended December 31, 2006 and 2005, respectively.

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

On October 4, 2005 the Company reissued from its treasury stock 500,000 shares of common stock to a consultant pursuant to a compensation agreement dated
September 12, 2005, under which the Company is to issue an aggregate of 2,000,000 shares of its common stock to the consultant for services to be rendered to the Company for the twelve-month period ending September 12, 2006. On February 21, 2006, June 12, 2006 and August 10, 2006, the Company issued the remaining 1,500,000 shares of common stock. The Company recognized compensation expense of $143,000 and $61,111 for the years ended December 31, 2006 and 2005, respectively.

On January 4, 2006, the Company reissued from its treasury stock 800,000 shares of common stock to an investor at $0.10 per share for a total consideration of $80,000 in a private placement exercise.

On February 8, 2006, the Company reissued 2,000,000 shares of common stock from its treasury stock to a consultant pursuant to a compensation agreement dated January 30, 2006 as payment for services rendered to the Company to develop a shopping portal for a duration of twelve-months with effect from the date of agreement. For the year ended December 31, 2006, the Company recognized $168,667 as compensation expense and $15,333 as deferred compensation based on the market value of $0.092 per share on the date of agreement.

On February 22, 2006, the Company reissued 200,000 shares of common stock from its treasury stock to a consultant pursuant to a compensation agreement with an effective date of November 19, 2005 as payment for services rendered to the Company over a two year period with effect from the date of agreement. For the year ended December 31, 2006, the Company recognized $9,225 as compensation expense and $7,175 as deferred compensation based on the market value of $0.082 per share on the date of the agreement.

On March 8, 2006, the Company reissued 447,058 shares of common stock from its treasury stock to a consultant as payment for services rendered to the Company for total consideration of $40,235 based on the market value of $0.09 per share on the date of issuance. On June 12, 2006, the Company issued 1,345,495 shares of common stock to a consultant as payment for services rendered to the Company for total consideration of $116,308 based on the market value of $0.086 per share.

On June 12, 2006, the Company issued 1,000,000 shares of common stock to a consultant pursuant to a compensation agreement dated April 23, 2006 as payment for services rendered to the Company over a one-year period with effect from the date of agreement. For the year ended December 31, 2006, the Company recognized $51,333 as compensation expense and $25,667 as deferred compensation respectively based on the market value of $0.077 per share on the date of the agreement.

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

On August 23, 2006, the Company reissued from its treasury stock 350,000 shares of common stock to a consultant as payment for services rendered to the Company. The Company recognized $24,150 as compensation expense based on the market value of $0.069 per share on the date of issuance.

On October 23, 2006, the Company reacquired 20,000,000 shares of its common stock pursuant to a share exchange agreement with LSH Asset Holdings Sdn Bhd ("LSH"), an entity controlled by its Chairman and Chief Executive Officer, Mr. Patrick Lim, whereby Mr. Lim exchange 20,000,000 shares of the Company's common stock held by LSH in exchange for 100,000 shares of the Company's newly created Series B Voting Convertible Preferred Stock (the "Voting Preferred"), which is convertible into shares of common stock at a fixed ratio of 200 shares of common stock for 1 share of Voting Preferred stock. These shares were returned to treasury and are available for re-issuance at a future date.

The Company signed a compensation agreement with a consultant on April 15, 2006 under which the Company is to issue an aggregate of 1,000,000 shares of its common stocks to the consultant for services to be rendered for the twelve-month period ending April 15, 2007. The Company issued 250,000 shares of common stock on each of the following dates; October 16, 2006, November 22, 2006 and January 15, 2007. The Company recognized compensation expense of $31,396 for the year ended December 31, 2006. The Company is scheduled to issue the final 250,000 shares on or about April 17, 2007.

On November 28, 2006, the Company issued 1,500,000 shares of common stock to a consultant pursuant to a compensation agreement dated November 1, 2006, under which the Company is to issue an aggregate of 2,000,000 shares of its common stock for services to be rendered for the six-month period ending April 30, 2007. For the year ended December 31, 2006, the Company recognized compensation expense of $41,000.

On November 29 2006, the Company reissued from its treasury stock 2,000,000 shares of common stock to an investor at $0.0558 per share for a total consideration of $111,600 in a private placement exercise. On December 29, 2006, the Company also issued 3,000,000 shares of its common stock to an investor at $0.0612 per share for a total consideration of $183,600 in a private placement.

On December 4, 2006,  the Company  issued  504,048  shares of common  stock to a consultant as payment for services rendered to the Company for total consideration of $29,235 based on the market value of $0.058 per share on the date of issuance. On December 22, 2006, the Company reissued from its treasury stock 1,040,080 shares of common stock to a consultant as payment for services rendered to the Company for total consideration of $64,485 based on the market value of $0.062 per share on the date of issuance.

On December 5, 2006, the Company reissued from its treasury stock 200,000 shares of common stock to a consultant pursuant to a compensation agreement dated December 4, 2006, under which the Company is to issue an aggregate of 600,000 shares of its common stock to the consultant as payment for services to be rendered to the Company for the six-month period ending June 4, 2007. For the year ended December 31, 2006, the Company recognized compensation expense of $6,333. On February 9, 2007, the Company reissued from its treasury stock 100,000 shares of common stock. This agreement was terminated on March 30, 2007.

On December 22, 2006, the Company reissued from its treasury stock 983,607 shares of common stock at $0.061 per share for a total consideration of $60,000 to one of the directors of PTSB as a partial settlement for the acquisition of PTSB shares from such director. See Note 3.

On February 6, 2007, the Company reissued from its treasury stock 425,423 shares of common stock to a consultant as payment for services rendered to the Company for total consideration of $26,376 based on the market value of $0.062 per share on the date of issuance.

As of December 31, 2006, the Company had a balance of 12,851,203 repurchased shares in its treasury stock

STOCK AWARDS

On October 21, 2006, the Company approved an award of incentive compensation to the Chief Executive Officer and Chairman Patrick Lim of 500,000 shares of common stock per year if the Company in that year achieves a compounded growth of at least fifteen (15) percent. In 2006, the Company achieved the growth rate and accrued compensation expense of $33,000 for the year ended December 31, 2006. The shares will be issued in 2007.

STOCK OPTIONS

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

In addition, on August 3, 2004 the Company granted options to purchase 100,000 shares of the Company's common stock at $0.12 per share to an independent director as compensation for serving on the Company's Board of Directors. These options are exercisable with immediate effect through August 2009. 250,000 of the options were exercised on April 28, 2005 for a cash consideration of $50,000, 40,000 of the options were exercised on April 29, 2005 for a cash consideration of $8,000, 60,000 of the options were exercised on May 3, 2005 for a cash consideration of $12,000. Compensation expense amounted to $24,137 for the year ended December 31, 2005.

On January 31, 2006, 100,000 and 300,000 options, which were granted to an independent director with an option to purchase the Company's common stock at $0.12 and $0.20 per share, respectively, were forfeited when he resigned from the Company.

On December 4, 2006, 203,000 and 297,000 options were granted to certain officer, director and employee of the Company with an option to purchase the Company's common stock at $0.0638 and $0.058 per share, respectively. Black-Scholes valuations were performed on the options based on the following assumptions; term - five years; risk-free rate - 4.76%; volatility - 117.6% and a dividend yield of 0%. The Company recognized compensation expense of $23,898 for the year ended December 31, 2006. The options were exercised immediately for cash consideration of $30,177.

A summary of the status of the Company's stock options as of December 31, 2006 and 2005, and changes during 2006 and 2005, is presented below:

   Options Outstanding                             2006                                2005
  ------------------------                     --------------------------------    --------------------------------
                                                   Shares        Exercise Price          Shares       Exercise Price
                                               ---------------  ----------------    ---------------   --------------
   For officers and employees:
    Beginning of the year                            1,080,000          $ 0.200           2,100,000           $0.196
    Granted
     In December 2006                                  500,000          $0.0603                   -
    Exercised                                         (203,000)         $0.0638            (350,000)          $0.200
    Exercised                                         (297,000)         $ 0.058                   -
    Forfeited                                                -                             (100,000)          $0.120
    Forfeited                                                -                             (570,000)          $0.200
                                               ---------------                      ---------------
    End of the year                                  1,080,000          $ 0.200           1,080,000           $0.200
                                               ===============                      ===============
    Options exercisable at year end                    840,000          $ 0.200             760,000           $0.200
   For consultants:
    Beginning of the year                                    -                              300,000           $0.300
    Granted
    Exercised
    Forfeited                                                -                             (300,000)          $0.300
                                               ---------------                      ---------------
    End of the year                                          -                -                   -                -
                                               ===============                      ===============
    Options exercisable at year end                          -                -                   -                -
                                               ===============                      ===============

The following table summarizes information about options outstanding at December 31, 2006 and 2005.

                                                                    Options Outstanding
                                                 ---------------------------------------------------------
                                             Number         Weighted Average Remaining     Weighted Average
                                           Outstanding           Contractual Life           Exercise Price
                                         ---------------  ----------------------------------------------------
   As of December 31, 2006:
    For officers and employees                 1,080,000               2.67                     $0.200
    For consultants                                    -                 -                        -
                                           -------------                                   -----------
   Total                                       1,080,000               2.67                     $0.200
                                           =============                                   ===========
   As of December 31, 2005:
    For officers and employees                 1,080,000               3.67                     $0.200
    For consultants                                    -                 -                        -
                                           -------------                                   -----------
   Total                                       1,080,000               3.67                     $0.200
                                           =============                                   ===========

WARRANTS

On October 21, 2006, the Company approved the issuance to the Chief Executive Officer warrants to purchase 6,300,000 shares of the Company at price at 110 percent of the market price at the close of business on October 23, 2006, such warrants to be issued in three equal annual installments and which may be exercised on or before October 21, 2011. Black-Scholes valuations were performed on the warrants. The initial value of the warrants was $257,518 based on the following assumptions; term - three to five years; risk-free rate - 4.76% to 4.8%; volatility - 84.1% to 118.5% and a dividend yield of 0%. These costs are being amortized over three years based on the estimate of the expected term. The Company recognized compensation expense of $35,160 for the year ended December 31, 2006.

A summary of the status of the Company's stock warrants as of December 31, 2006 and 2005, and changes during 2006 and 2005, is presented below:

              Warrants Outstanding                            2006                                2005
            ------------------------            --------------------------------    --------------------------------
                                                   Shares        Exercise Price          Shares       Exercise Price
                                                  ------------   --------------     ---------------   --------------
   For officers and employees:
    Beginning of the year                                    -                -                   -                -
    Granted
     In October 2006                                 6,300,000         $ 0.0649                   -                -
    Exercised                                                -                -                   -                -
    Forfeited                                                -                -                   -                -
                                               ---------------                      ---------------
    End of the year                                  6,300,000         $ 0.0649                   -                -
                                               ===============                      ===============
    Warrants exercisable at year end                         -                -                   -                -


The following table summarizes information about warrants outstanding at December 31, 2006 and 2005.

                                                                    Warrants Outstanding
                                                 ---------------------------------------------------------
                                             Number         Weighted Average Remaining         Weighted Average
                                           Outstanding           Contractual Life               Exercise Price
                                         ---------------  --------------------------------------------------------
   As of December 31, 2006:
    For officers and employees                 6,300,000               4.77                        $   0.0649
    For consultants                                    -                 -                                  -
                                           -------------                                        -------------
   Total                                       6,300,000               4.77                        $   0.0649
                                           =============                                        =============
   As of December 31, 2005:
    For officers and employees                         -                  -                                 -
    For consultants                                    -                  -                                 -
                                          --------------                                        -------------
   Total                                               -                  -                                 -
                                          ==============                                        =============

NOTE 10: SIGNIFICANT CONCENTRATIONS

Two customers accounted for the following revenue for the years ended December 31, 2006 and 2005:

                                               December 31,
                          .                 2006              2005
                                      ----------------     ---------------

Customer 1                                 48%                  49%
Customer 2                                 47%                  48%
                                      ----------------     ---------------
Total                                      95%                  97%
                                      ================     ===============

At December 31, 2006, two customers accounted for substantially all of the trade accounts receivable.

Three suppliers accounted for substantially all cost of revenues during the years ended December 31, 2006 and 2005. The Company is not dependent upon one supplier to provide the services that it requires but made a strategic decision to engage the services of only a small number of suppliers after taking into consideration the quality of service and competitive pricing being offered. Should the need arise, the Company could utilize alternative suppliers for the services that it requires.


NOTE 11: COMMITMENTS

Operating Leases

The Company maintains it corporate office in Saddle Brook, New Jersey pursuant to a written co-occupancy agreement with the minority equity holder in SDA Worldwide, Intellego, LLC. The co-occupancy agreement expires on September 29, 2007 and is not subject to automatic renewal.

The Company leased its principal executive offices in Malaysia under a three-year operating lease from an unaffiliated party at a monthly rental of RM12,000 (approximately $3,240). The lease, which expires on March 14, 2007, provided for a two-year renewal option thereafter. The Company has reached an agreement to renew the lease for two years, commencing March 15, 2007, at a monthly rent of RM14,000.00 (approximately $3,780).

Rent expense under these leases was $40,616 and $42,360 for the years ended December 31, 2006 and 2005, respectively.


No. Location of Property           Leased by  Lease Commence On  Lease Expire On
--- --------------------           ---------  -----------------  ---------------
1.  Petaling Jaya, Selangor,
    Malaysia                         DASB        03/15/2007       03/14/2009
2.  Saddle Brook, New Jersey*        SDAW        11/01/2005       09/29/2007


* Property occupied under co-occupancy agreement with Intellego, LLC.

Future minimum lease payments under the non-cancelable lease agreements are as follows:

           Year ending December 31:
           ----------------------------------
           2007                                    $           44,600
           2008                                                45,700
           2009                                                 7,600
                                                   ------------------
                                                   $           97,900
                                                   ==================

                                  Exhibit 21.1

LIST OF SUBSIDIARIES

The following is a list of all subsidiaries of Secured Digital Applications, Inc. as of December 31, 2006.

                                                         Jurisdiction of
Name of Subsidiary                                Incorporation or Organization
--------------------------------------------------------------------------------

SDA Worldwide, Inc.(SDAW),                                    Delaware
a 80% owned subsidiary of the Company

China Sea Trade Company, Inc.(CST),                           Delaware
a wholly owned subsidiary of  SDAW

DigitalApps Sdn Bhd (DASB),                                   Malaysia
a wholly owned subsidiary of the Company

Perwimas Telecommunications Sdn Bhd (PTSB),                   Malaysia
a 95% owned subsidiary of DASB

DigitalApps Technologies Sdn Bhd (DAT)                        Malaysia
a wholly owned subsidiary of DASB

Digital Image ID Sdn Bhd (DID)                                Malaysia
a wholly owned subsidiary of DASB

DigitalApps Media Sdn Bhd (DAM)                               Malaysia
a wholly owned subsidiary of DASB

Digital Kiosk Technologies Sdn Bhd (DKT)                      Malaysia
a wholly owned subsidiary of DID

Ispec Sdn Bhd                                                 Malaysia
A 55% owned subsidiary of DAT