Form 10-Q
period 2007-03-31
SECURED DIGITAL APPLICATIONS INC
filed 2007-05-14
CIK 940516

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER: 0-25658


                       SECURED DIGITAL APPLICATIONS, INC.
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                   84-1357927
           --------                                   ----------
(STATE OR OTHER JURISDICTION OF          (IRS EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)


                 Park 80 West, Plaza One, Saddle Brook, NJ 07663
                 -----------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                  201 843 0222
                                  ------------
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                       N/A
                                       ---
              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                          IF CHANGED SINCE LAST REPORT)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act.

Large accelerated filer __     Accelerated filer __    Non Accelerated filer X


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                   Yes _ No X

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:



           Class                    Number of shares outstanding at May 14, 2007
------------------------------      --------------------------------------------
Common stock, $.00001 par value                    130,246,814

FORM 10-Q
1ST QUARTER

                                      INDEX

                                                                                                            Page

PART I  - FINANCIAL INFORMATION

         ITEM 1. FINANCIAL STATEMENTS

         Consolidated balance sheets as at March 31, 2007 (Unaudited)                                       3 - 4
         and December 31, 2006 (Audited)

         Consolidated statements of income and comprehensive income for the three-month
         periods ended March 31, 2007 and 2006 (Unaudited)                                                  5 - 6

         Condensed consolidated statements of cash flows for the three-month
         periods ended March 31, 2007 and 2006 (Unaudited)                                                    7

         Notes to consolidated financial statements (Unaudited)                                             8 - 14

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS                                                      15 - 19

         ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK                                   20

         ITEM 4. CONTROLS AND PROCEDURES                                                                     20

PART II - OTHER INFORMATION

         ITEM 1. LEGAL PROCEEDINGS                                                                           21

         ITEM 1A. RISK FACTORS                                                                               21

         ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS                                 21

         ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                                             21

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                         21

         ITEM 5. OTHER INFORMATION                                                                           21

         ITEM 6. EXHIBITS                                                                                    21

         SIGNATURES                                                                                          22

SAFE HARBOR STATEMENT

This Form 10-Q and other reports filed by the Company from time to time with the Securities and Exchange Commission, as well as the Company's press releases, contain or may contain forward-looking statements and information that are based upon the beliefs of, and information currently available to, the Company's management, as well as estimates and assumptions made by the Company's management. The Company is including this cautionary statement in this Form 10-Q to make applicable and to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by or on behalf of the Company. Forward-looking statements can be identified by the use of forward-looking terminology such as "believes", "may", "should", "anticipates", "estimates", "expects", "future", "objective," "plan," "predict," "project," "seek," "will," "would," "will likely result," "will continue," "will be," "intends," "hopes" or "plans" or the negative thereof. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause actual results of the Company to vary materially from historical results or from any future results expressed or implied in such forward-looking statements. Such factors include, among others, the following: the revocation of the Company's broadband network operator's license, the inability to successfully implement its business plans, the cancellation or postponement of contracts that the Company has entered into in connection with its business, the inability to obtain products or services provided by other companies, the inability of the Company to raise capital on a timely basis, existing and future government regulations, the failure to retain qualified personnel, competitive pressures and potentially adverse tax and cash flow consequences resulting from operations in multiple countries with different laws and regulations, and the general economic and business conditions in Malaysia, the United States and the other countries in which we do business, primarily in Asia. The Company does not undertake to update, revise or correct any forward-looking statements.

Introductory Note

The information contained in this quarterly report on Form 10-Q reflects the effect of a reorganization during 2006 of the Company's principal operating subsidiaries and the disposition of certain other assets and operating subsidiaries. As a result, certain results of prior periods have been reclassified to reflect certain operations, previously reported as continuing operations, as having been discontinued. The reclassification of these operations, primarily related to the Company's former operations as the operator of retail computer stores and a secured shipping subsidiary, are described in more detail in the financial statements and notes thereto, as well as in Management's Discussion and Analysis.



PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 MARCH 31, 2007


                                                                                  March 31,       December 31,
                                                                                     2007            2006
                                                                                ---------------   ---------------
                                                                                 (Unaudited)
                                     ASSETS


Current assets:
     Cash                                                                        $        11,366  $          8,335
     Trade and other accounts receivables
       less allowance for doubtful accounts of $26,549 and $26,006                     9,309,202         8,547,364
     Prepaid expenses                                                                     12,002            14,142
                                                                                 ---------------  ----------------
      Total current assets                                                             9,332,570         8,569,841
Property and equipment, net                                                              941,984           992,538
Long-term receivables, related party                                                      84,835           108,247
Customer list and customer relationships                                                  21,450            26,403
Goodwill                                                                                 471,260           471,260
                                                                                 ---------------  ----------------
                                                                                 $    10,852,099  $     10,168,289
                                                                                 ===============  ================

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current portion of capital lease obligations                                $        34,154  $        33,455
     Accounts payable (includes related parties of $102,495 and $100,396)              1,020,583        1,028,771
     Accrued expenses                                                                     98,939           69,881
     Amount due to an affiliated company                                                  53,872           17,927
     Amount due to a director                                                             10,965           10,578
     Income tax payable                                                                   80,666           11,045
                                                                                 ---------------  ---------------
              Total current liabilities                                                1,299,179        1,171,657
Deferred tax                                                                             208,171          208,723
Deferred gain                                                                             84,835          108,247
                                                                                 ---------------  ---------------
              Total liabilities                                                        1,592,185        1,488,627
                                                                                 ---------------  ---------------

                                  (continued)

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (CONTINUED)
                                 MARCH 31, 2007


                                                                                   March 31,        December 31,
                                                                                     2007               2006
                                                                                 ---------------  ---------------
                                                                                    (Unaudited)


Minority interest                                                                        190,860          180,866
                                                                                 --------------- ----------------
Commitments and contingencies

Shareholders' equity:
     Series B convertible preferred stock, $0.10 par value;                               10,000           10,000
             1,000,000 shares authorized; 100,000 shares issued and
         outstanding, liquidation preference $2,500,000

     Common stock, $.00001 par value; 350,000,000 shares authorized; 141,822,594 and 141,572,594 shares issued in 2007 and 2006, respectively;
        129,496,814 and 128,721,391 shares outstanding
        in 2007 and 2006, respectively                                                     1,295            1,287
     Additional paid-in capital                                                        6,864,943        6,746,129
     Common treasury stock, 12,325,780 and 12,851,203 shares at cost
         in 2007 and 2006, respectively                                                       --               --
     Options                                                                             105,064          101,904
     Warrants                                                                            827,067          784,875
     Deferred compensation                                                               (11,542)         (48,175)
     Retained earnings                                                                   968,484          657,384
     Accumulated other comprehensive income                                              303,743          245,392
                                                                                 --------------- ----------------
              Total shareholders' equity                                               9,069,054        8,498,796
                                                                                 --------------- ----------------
              Total liabilities and shareholders' equity                          $   10,852,099    $  10,168,289
                                                                                 =============== ================


           See accompanying notes to consolidated financial statements

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (Unaudited)


                                                                   Three months ended
                                                                      March 31,
                                                                2007             2006
                                                           --------------- ----------------
Revenues:

Services:
  Related parties                                          $       301,882 $         82,112
  Others                                                        10,068,920        8,320,213
                                                           --------------- ----------------
                                                                10,370,802        8,402,325
                                                           --------------- ----------------
Cost of revenues:

Services:
  Related parties                                                   90,564           24,633
  Others                                                         9,589,611        7,920,204
                                                           --------------- ----------------
                                                                 9,680,175        7,944,837
                                                           --------------- ----------------
Gross profit                                                       690,627          457,488
                                                           --------------- ----------------

Operating expenses:
     Sales and marketing                                             3,994            2,360
     General and administrative:
       Related parties                                              36,835           36,419
       Others                                                      405,310          555,036
                                                           --------------- ----------------
Total operating expenses                                           446,139          593,815
                                                           --------------- ----------------
Income (loss) from operations                                      244,488         (136,327)
                                                           --------------- ----------------
Other income (expense):
     Interest expense                                                   --             (742)
     Gain on foreign currency transactions                         110,952           53,728
     Previously deferred gain on sale of
       technology - related party                                   25,290           23,805
     Other income                                                       --            5,847
                                                           --------------- ----------------
                                                                   136,242           82,638
                                                           --------------- ----------------
Income (loss) before provision for income taxes
    and minority interest                                          380,730          (53,689)

Provision for income taxes                                         (63,509)         (39,853)
                                                           --------------- ----------------

Income (loss) before minority interest                             317,221          (93,542)

Minority interest                                                   (6,121)          (9,391)

                                                           --------------- ----------------
Income (loss) from continuing operations                           311,100         (102,933)
                                                           --------------- ----------------

     Income from discontinued
     operations - net of minority interest and
     income taxes                                                       --          487,504

                                                           --------------- ----------------
Income from discontinued operations                                     --          487,504
                                                           --------------- ----------------


           See accompanying notes to consolidated financial statements


               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (CONTINUED)
                                   (Unaudited)


                                                                Three months ended
                                                                     March 31,
                                                           --------------------------------
                                                                 2007               2006
                                                           --------------- ----------------

Net income                                                 $       311,100 $        384,571
                                                           =============== ================

Net income applicable to common shareholders               $       311,100 $        384,571
                                                           =============== ================

COMPREHENSIVE INCOME

Net income                                                 $       311,100 $        384,571

Other comprehensive income:

Foreign currency translation adjustments                            58,351          137,712
                                                           --------------- ----------------
Comprehensive income                                       $       369,451 $        522,283
                                                           =============== ================
Net income per common share:
     Basic and diluted **                                  $          *    $              *
                                                           =============== ================
Weighted average shares outstanding:
     Basic                                                     129,236,089      131,372,312
                                                           =============== ================
     Diluted                                                   151,023,144      131,841,423
                                                           =============== ================

* Less than $.01 per share
** Net income per common share for discontinued operations is less than $.01 per share and not presented separately.


           See accompanying notes to consolidated financial statements

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                        Three Months Ended
                                                                                     March 31,        March 31,
                                                                                       2007             2006
                                                                                 --------------- ----------------

CASH FLOWS FROM OPERATING ACTIVITIES
     Change in operating assets and liabilities of continuing operations         $        69,186 $        486,299
     Change in operating assets and liabilities of discontinued operations                    --         (585,473)
                                                                                 --------------- ----------------
         Net cash provided by (used in) operating activities                              69,186          (99,174)
                                                                                 --------------- ----------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from disposal of equipment of discontinued operations                           --           18,566
     Purchase of equipment                                                                (1,409)            (160)
     Purchase of equipment of discontinued operations                                         --             (365)
                                                                                 --------------- ----------------
         Net cash provided by (used in) investing activities                              (1,409)          18,041
                                                                                 --------------- ----------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of common stock                                                   --           80,000
     Net proceeds from (repayment of) advances from affiliated company                    35,726          (25,282)
     Net proceeds from (repayment of) advances from a director                               219          (34,429)
     Payments of obligations under capital leases                                             --           (3,418)
     Financing activities of discontinued operations                                          --           75,118
                                                                                 --------------- ----------------
           Net cash provided by financing activities                                      35,945           91,989
                                                                                 --------------- ----------------

FOREIGN CURRENCY TRANSLATION ADJUSTMENT - continuing activities                         (100,691)         (71,717)
  - discontinued activities                                                                   --           33,749
                                                                                 --------------- ----------------
Net increase (decrease) in cash                                                            3,031          (27,112)
Cash, beginning of period                                                                  8,335           36,559
                                                                                 --------------- ----------------
Cash, end of period                                                              $        11,366 $          9,447
                                                                                 =============== ================
Supplemental disclosure of cash flow information:

Cash paid for interest     -   continuing operations                             $            -- $            742

                           -   discontinued operations                                        --           19,478
                                                                                 =============== ================
                                                                                              --           20,220
                                                                                 =============== ================

Cash paid for income taxes - continuing operations                              $             -- $          4,614
                             - discontinued operations                                        --              268
                                                                                 =============== ================
                                                                                              --            4,882
                                                                                 =============== ================




           See accompanying notes to consolidated financial statements

                       SECURED DIGITAL APPLICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Secured Digital Applications, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with Item 10-1 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2006, as filed with the Securities and Exchange Commission.


2.   SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION

Revenue represents the net invoiced value of:

o    goods sold;
o fees earned from the production of multimedia programs and Intranet and management and consulting services; and
o    fees earned from provision of information technology related services.

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

GOODWILL AND INTANGIBLE ASSETS

Goodwill, arising from the purchase of a Malaysian subsidiary, represents the purchase price paid and liabilities assumed in excess of the estimated fair value of tangible assets acquired.


Customer relationships with a cost of $59,423 were acquired on April 30, 2005, and are being amortized using the straight line method over an expected life of three years. Amortization expense for each of the three months ended March 31, 2007 and 2006 was $4,953. The accumulated amortization at March 31, 2007 and December 31, 2006 was $37,973 and $33,020, respectively.

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

For the three months ended March 31, 2007 and 2006, provision for income taxes amounted to $63,509 and $39,853 respectively. The provisions are net of the benefit of any available net operating losses, for income tax payable on its operations in Malaysia.

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

The functional currency of the Company's subsidiaries is the Malaysian Ringgit ("RM"). The financial statements of these subsidiaries are translated into United States dollars ("USD") using period-end rate of exchange for assets and liabilities, and the average rate of exchange for the period for revenues, costs, and expenses. Translation gains and losses are treated as a component of shareholders' equity. The reporting currency used in the financial statements is USD unless otherwise stated.


TREASURY STOCK

The Company records treasury stock purchases at cost. The Company reissues stock from the treasury on a first-in, first-out basis.

NET INCOME PER COMMON SHARE

Basic net income per share is calculated by dividing net income applicable to common shareholders by the weighted average number of common shares outstanding for the three months ended March 31, 2007 and 2006. Diluted income per share is computed using the weighted average number of shares determined for the basic computations plus the number of shares of common stock that would be issued assuming all contingently issuable shares having a dilutive effect on earnings per share were outstanding for the period. The calculation of basic and diluted income per share is as follows (in thousands, except per-share amounts):

                                                                                        Three Months Ended
                                                                                 --------------------------------
                                                                                     March 31,       March 31,
                                                                                      2007             2006
                                                                                 --------------- ----------------
Net income                                                                       $           311 $            385
                                                                                 =============== ================

Weighted average shares outstanding - basic                                              129,236          131,372
                                                                                 =============== ================

Net income per share - basic **                                                  $             * $              *
                                                                                 =============== ================

*  Less than $.01 per share
** Net income per common share for discounted operations is less than $.01 per share and not presented separately.


                                                                                        Three Months Ended
                                                                                    March 31,         March 31,
                                                                                      2007              2006
                                                                                 --------------- ----------------

Weighted average shares outstanding - basic                                              129,236          131,372
Common stock issuable to consultant                                                        1,138              469
Convertible preferred stock                                                               20,000               --
Dilutive stock options and warrants                                                          649               --
                                                                                 --------------- ----------------
Weighted average shares outstanding - diluted                                            151,023          131,841
                                                                                 =============== ================

Net income per share - diluted **                                                $             * $              *
                                                                                 =============== ================

*  Less than $.01 per share
** Net income per common share for discounted operations is less than $.01 per share and not presented separately.

For the three months ended March 31, 2007 and 2006, 1,080,000 options and 4,600,000 warrants were excluded from the calculation of earnings per share, as their issuance prices were in excess of the average market price for the period.

STOCK-BASED COMPENSATION

The Company adopted SFAS No. 123R, "Share-Based Payments", effective from January 1, 2006, utilizing the "modified prospective" method as described in the standard. Under the "modified prospective" method, compensation cost is recognized for all share-based payments granted after the effective date and for all unvested awards granted prior to the effective date. The Company recognized $3,160 and $4,947 in total stock-based compensation expense during the three months ended March 31, 2007 and 2006, respectively. Total unvested stock-based compensation expense was $11,985 at March 31, 2007 and had a total weighted average remaining term of 2.42 years.

The Company did not issue any options to employees and officers during the three months ended March 31, 2007.

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


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48) an interpretation of FASB Statement No. 109, "Accounting for Income Taxes", which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on de-recognition of a previously recognized tax position, classification, interest and penalties, accounting in interim periods and disclosures. The provisions of FIN 48 are effective beginning January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to the opening balance of retained earnings. The Company does not expect this pronouncement to have a material effect on the financial position or results of operations of the Company.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurement. SFAF No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The implementation of this guidance is not expected to have any impact on the Company's consolidated financial statements.

In addition, in September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension Plans and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R)." This standard requires recognition in the balance sheet of the funded status of pension plans, rather than footnote disclosure which is current practice. Publicly traded companies are to reflect the new standard in financial statements ending after December 15, 2006 and non-public companies are to apply it in statements ending after June 15, 2007. As the Company does not maintain a defined benefit pension plan and has no plans to do so, this standard should not have any impact on the Company's financial position or results of operations.


In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying
Misstatements in Current Year Financial Statements" (SAB 108), to provide guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. Under SAB 108, companies should evaluate a misstatement based on its impact on the current year income statement, as well as the cumulative effect of correcting such misstatements that existed in prior years existing in the current year's ending balance sheet. SAB 108 will become effective for the Company in its fiscal year ending June 30, 2007. The Company is currently evaluating the impact of the provisions of SAB 108 on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS No. 159 permits entities to choose to measure eligible financial instruments at fair value. The unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings. The decision to elect the fair value option is determined on an instrument by instrument basis, it should be applied to an entire instrument, and it is irrevocable. Assets and liabilities measured at fair value pursuant to the fair value option should be reported separately in the balance sheet from those instruments measured using another measurement attributes. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company is currently analyzing the potential impact of adoption of SFAS No. 159 to its consolidated financial statements.

3.   DISCONTINUED OPERATIONS

During the third quarter of 2006, the Company reorganized the Company's operating subsidiaries. Under the reorganization plan, substantially all of the assets and liabilities of our principal operating subsidiary, Secured Digital Applications (M) Sdn Bhd ("SDAM"), were transferred to a newly created subsidiary, DigitalApps Sdn Bhd ("DASB"). DASB thus became our principal operating subsidiary with substantially the same assets and liabilities as the former SDAM.

Through reorganization, the Company disposed of a number of operating subsidiaries. The assets and liabilities of Gallant Service Centre Sdn Bhd ("GSC"), through which the Company owned a majority interest in the Gallant group of companies, and Armor Multi Systems Sdn Bhd ("AMS") and Armor Multi Services Sdn Bhd ("AMSSB") were sold to the third party on September 18, 2006.

On September 18, 2006, the Company sold all the shares of SDAM which included its subsidiary companies, AMS, AMSSB, a 60% owned subsidiary of AMS, GSC and other Gallant subsidiaries, to a third party and recognized a gain on disposal of $46,472. The receivable from the sale is due in one year or less from the date of sale unless extended by the parties and the receivable bears no interest. At March 31, 2007 and December 31, 2006, the Company was owed $46,472 and such amount is included in trade and other accounts receivables.


The results of operations of SDAM and its subsidiaries have been retroactively restated as discontinued operations pursuant to SFAF No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

Results of discontinued operations for the three months ended March 31, 2006 are as follows:

Revenue                                                   $    1,372,382
Cost of revenues                                                 501,020
                                                          --------------
Gross profit                                                     871,362
Operating expenses                                               139,308
                                                          --------------
Income from operations                                           732,054
Other income (expenses)                                          (66,284)
                                                          --------------
Income before tax                                                665,770
Income tax                                                      (217,984)
                                                          --------------
Income before minority interest                                  447,786
Minority interest                                                 39,718
                                                          --------------
Income from discontinued operations                       $      487,504
                                                          ==============



4. RELATED PARTY ACTIVITY

LSH ASSET HOLDINGS SDN BHD ("LSH"):

LSH is a company wholly-owned by the Company's Chief Executive Officer and his wife. LSH billed the Company management fees totaling $30,000 for the respective three months ended March 31, 2007 and 2006. LSH also billed DASB and SDAM $6,835 and $6,419 for the three months ended March 31, 2007 and 2006, respectively, for administrative and clerical charges. LSH also made short term advances to the Company from time to time for working capital purposes. As of March 31, 2007 and December 31, 2006, the amount due to LSH was $53,872 and $17,927, respectively. This amount is unsecured, bears no interest, has no fixed terms of repayment, and is recorded in the financial statements as "Amount due to an affiliated company".


SYNERVEST SDN BHD ("SSB")

A director of one of the Company's Malaysian subsidiaries is a director of SSB and holds a 60% equity interest in SSB. At December 31, 2006, long-term receivables, related parties, consisted of $108,247 due from (SSB). This amount primarily arose in the year ended December 31, 1998 when the Company sold to SSB assets used in the operations of a subsidiary. These assets, comprised of analog video hardware and peripherals and a patent for image display, were sold to SSB for a total sum of $1,661,175. Due to the uncertainty of collection of the related receivable, a related gain on the sale of the assets was deferred and is to be recognized only after all costs have been recovered and as payments are received. During the year ended December 31, 2002, payments received by the Company exceeded all remaining costs. The Company received $25,290 and $23,805 of the outstanding receivable during the three months ended March 31, 2007 and 2006, respectively, resulting in a realization of gain on sale of assets, related party for those periods. The deferred gain included in the balance sheet has been reduced accordingly. As of March 31, 2007, accounts receivable from the related entity totaled $84,835.

MY ARCHITECT ("MYA")

A director of one of the Company's Malaysian subsidiaries is a principal partner of MYA. During the three months ended March 31, 2007 and 2006, the Company received fees of $301,882 and $82,112, respectively, from consulting contracts that it entered into with MYA. The terms of repayment for the amount due from MYA are similar to terms accorded to the Company's other existing customers. At March 31, 2007 and December 31, 2006, there was no balance owed by MYA.

CHIEF EXECUTIVE OFFICER

As of March 31, 2007 and December 31, 2006, the Company owed the Chief Executive Officer of the Company $10,965 and $10,578, respectively, for short-term cash advances made to the Company for working capital purposes from time to time. The amount owing to the Chief Executive Officer is unsecured, bears no interest, has no fixed terms of repayment and is recorded in the financial statements as "Amount due to a director".

DIRECTORS OF MALAYSIAN SUBSIDIARY

On September 18, 2006, one of the Company's Malaysian subsidiaries acquired 1,050,000 shares of another Malaysian subsidiary from such subsidiaries' directors, Mustaffar Yacob and Dato' Wan Abdul Razak, for a total consideration of RM567,500 (approx. $154,000). The balance is due in one year or less from the date of purchase unless extended by the parties and such debt bears no interest. At March 31, 2007 and December 31, 2006, the Company owes the directors RM354,500 ($102,495 at March 31, 2007 and $100,396 at December 31, 2006) and
such amount is included in accounts payable.


5. PREFERRED STOCK

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


6. COMMON STOCK

The Company signed a compensation agreement with a consultant on April 15, 2006 under which the Company is to issue an aggregate of 1,000,000 shares of its common stock to the consultant for services to be rendered for the twelve-month period ending April 15, 2007. The Company issued 250,000 shares of common stock on each of the following dates; October 16, 2006, November 22, 2006 and January 15, 2007. The Company issued the final 250,000 shares on April 20, 2007.

On November 28, 2006, the Company issued 1,500,000 shares of common stock to a consultant pursuant to a compensation agreement dated November 1, 2006, under which the Company is to issue an aggregate of 2,000,000 shares of its common stock for services to be rendered for the six-month period ending April 30, 2007. On April 20, 2007, the Company reissued from its treasury stock 500,000 shares of common stock as final issue of shares.

On December 5, 2006, the Company reissued from its treasury stock 200,000 shares of common stock to a consultant pursuant to a compensation agreement dated December 4, 2006, under which the Company is to issue an aggregate of 600,000 shares of its common stock to the consultant as payment for services to be rendered to the Company for the six-month period ending June 4, 2007. On February 9, 2007, the Company reissued from its treasury stock 100,000 shares of common stock. This agreement was terminated on March 31, 2007.

On February 6, 2007, the Company reissued from its treasury stock 425,423 shares of common stock to a consultant as payment for services rendered to the Company for total consideration of $26,376 based on the market value of $0.062 per share on the date of issuance.

The Company signed a compensation agreement with a consultant on May 1, 2007 under which the Company is to issue an aggregate of 400,000 shares of its common stocks to the consultant for services to be rendered for the twelve-month period ending April 30, 2008. The Company shall issue to the consultant 100,000 shares of treasury stock on each quarter in advance commencing May 1, 2007.

On October 21, 2006, the Company approved an award of incentive compensation to the Chief Executive Officer and Chairman, Patrick Lim, of 500,000 shares of common stock per year if the Company in that year achieves a compounded growth of at least fifteen (15) percent. In 2006, the Company achieved the growth rate and accrued compensation expense of $33,000 for the year ended December 31, 2006. The shares will be issued in 2007.



7.   STOCK OPTIONS

On April 5, 2007, the Company signed an agreement with a consultant under which the Company granted stock options for an aggregate of 2,000,000 shares of its common stocks to the consultant as a performance incentive for services to be rendered for a two year period ending April 4, 2009. The options are exercisable on a quarterly basis over the two year term of the contract in the following manner:

   Trading Period                  Market capitalization Vesting Date        No. of options   Exercise Price
                                        ($'Million)                                           Per Share ($/sh)
   April 5 - July 4, 2007                  13.53         July 5, 2007            250,000            0.10
   July 5 - October 4, 2007                20.29         October 5, 2007         250,000           0.125
   October 5 - January 4, 2008             30.44         January 5, 2008         250,000            0.15
   January 5- April 4, 2008                45.63         April 5, 2008           250,000           0.175
   April 5- July 4, 2008                   57.04         July 5, 2008            250,000            0.20
   July 5 - October 4, 2008                71.30         October 5, 2008         250,000           0.225
   October 5 - January 4, 2009             89.12         January 5, 2009         250,000            0.25
   January 5 - April, 2009                 111.40        April 5, 2009           250,000            0.30

The stock options may only be exercisable subject to the consultant meeting the following conditions:

(1) progressively increasing SDA's market capitalization between April 5, 2007 and April 4, 2008 by at least 50% over the previous trading period.
(2) progressively increasing SDA's market capitalization between April 5, 2008 and April 4, 2009 by at least 25% over the previous trading period. This increase shall be maintained for at least five (5) consecutive trading days during the material trading period; and
(3) SDA's average daily trading volume exceeding 500,000 shares during the material trading period.



8.   WARRANTS

On October 21, 2006, the Company approved the issuance to the Chief Executive Officer warrants to purchase 6,300,000 shares of the Company's common stock at 110 percent of the market price at the close of business on October 23, 2006, such warrants to be issued in three equal annual installments and which may be exercised on or before October 21, 2011. Black-Scholes valuations were performed on the warrants. The initial value of the warrants was $257,518. These costs are being amortized over three years based on the estimate of the expected term. The Company recognized compensation expense of $42,192 for the three months ended March 31, 2007.

9.   SIGNIFICANT CONCENTRATIONS OF CREDIT RISK


The Company grants credit, generally without collateral, to its customers. Two customers in the Company's applications segment accounted for the following revenue:


                                            Three Months Ended
                                       March 31,              March 31,
                                         2007                   2006
                                   -----------------      -----------------

Customer 1                                49%                     48%
Customer 2                                48%                     46%

                                   -----------------      ----------------
Total                                     97%                     94%
                                   =================      ================

At March 31, 2007, the two customers accounted for substantially all of trade accounts receivable. The large concentration of revenues with the two customers is a result of the Company's strategy of using the two customers as contractors to service certain accounts with certain long-standing accounts established by the Company, reducing credit risk and carrying costs. Allowance for doubtful accounts receivable was $26,549 at March 31, 2007 and $26,006 at December 31, 2006. The Company will continue to pursue vigorously the collection of all its outstanding accounts receivable.

Three suppliers accounted for substantially all cost of revenues during the three months ended March 31, 2007 and March 31, 2006, respectively. The Company is not dependent upon one supplier to provide the services that it requires but made a strategic decision to engage the services of only a small number of suppliers after taking into consideration the quality of service and competitive pricing being offered. Should the need arise, the Company believes that it will be able to utilize alternative suppliers for the services that it requires.



10.  SUBSEQUENT EVENT

On May 7, 2007, the Company announced that it has been engaged to supply a new generation RFID Real Time Location System to a Malaysian food processing manufacturer. The contract valued at $1.65 million, is scheduled to be completed by September 2007. When completed, the system will use RFID ("radio frequency identification") technology to permit the manufacturer to track real time raw materials, finished goods, fixed and movable assets and processing equipment. The system will utilize a new generation of EPC Gen2 RFID chip with a built-in antenna to transmit location and other information to reader or writer. The chip is operable in different frequencies and can be used worldwide.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

THE FOLLOWING ANALYSIS OF THE OPERATIONS AND FINANCIAL CONDITION OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO, OF THE COMPANY CONTAINED ELSEWHERE IN THIS FORM 10-Q.


OVERVIEW

Secured Digital Applications, Inc. ("SDA" or the "Company") is a provider of subcontracted business services. These include media production, which develops content for various technologies, including television, the Internet and free-standing displays. We also provide information technology services in such areas as biometric technology and security systems. We are in the process of developing a broad platform of outsourced core business services that will be offered to companies in the United States, including digital document management, accounts receivable and payables management, bookkeeping and purchasing services. We anticipate that we will begin offering those services in late 2007 or early 2008. We generate revenue through our majority or wholly owned subsidiary companies located in the United States and Malaysia.

Since SDA became a publicly held company through a reverse acquisition in 1999, the Company has evolved in its operations. We expanded our initial lines of business as a broadband communications operator and Internet content provider by acquiring majority interests in regional companies that are believed to have superior potential for growth and profitability as a member of the SDA Group of Companies. Acquisitions have been made based on management's criteria for acquisition, which include acquisition costs, growth potential, and compatibility with SDA's existing subsidiaries. During this acquisition process, we developed a centralized management and support structure provided by our home office in Petaling Jaya, Malaysia to support our operating subsidiaries and the ability of potential acquisitions to benefit from our management structure became a significant consideration in making acquisitions.

Reorganization of Operating Subsidiaries

During the third quarter of 2006, the Company determined that it was in the best interests of the business to restructure its operating subsidiaries. The intent of the reorganization was to improve administrative efficiency and profit margins as well as to dispose of certain assets or subsidiaries that did not meet management's criteria for continued inclusion in the SDA group of companies. In particular, we determined that our subsidiaries involved in the developing business of secured shipping and in the established business of operating retail computer outlets did not meet the Company's criteria for profitability and/or fit within the Company's organization. Under the reorganization plan, substantially all of the assets and liabilities of our principal operating subsidiary, Secured Digital Applications (M) Sdn Bhd ("SDAM"), were transferred to a newly created subsidiary, DigitalApps Sdn Bhd ("DASB"). DASB thus became our principal operating subsidiary with substantially the same assets and liabilities as the former SDAM.

Through reorganization, we reduced the number of operating subsidiaries and disposed of the companies associated with our Gallant IT operations, which operated retail computer stores in metropolitan Kuala Lumpur. We also disposed of the companies through which we had been seeking to develop a secured shipping business.

In connection with the reorganization, we incorporated a new subsidiary, DASB, which will act as the principal holding company for the Corporation's four operating subsidiaries: Perwimas Telecommunications Sdn Bhd ("PTSB"); DigitalApps Technologies Sdn Bhd ("DAT") (formerly Secured Shipping Sdn Bhd ("SSSB")); Digital Image ID Sdn Bhd ("DID") and DigitalsApps Media Sdn Bhd ("DAM"). DAT owns 55 percent of Ispec Sdn Bhd ("ISS") (formerly Innospective Sdn
Bhd). DID will own 100 percent of Digital Kiosk Technologies Sdn Bhd ("DKT") (formerly Century Jubilee Sdn Bhd ("CJSB")), a newly incorporated subsidiary. The assets and liabilities of Gallant Service Centre Sdn Bhd ("GSC"), through which we owned a majority interest in the Gallant group of companies, and Armor Multi Systems Bhd ("AMS") and Armor Multi Services Sdn Bhd ("AMSSB") were sold to the third party.

SDA's core line of business is outsourced media production and information technology applications, which account for the majority of our revenue. Our operating subsidiaries offer products in diverse lines of business including the development of Internet content, digital security and biometric products. We conduct our principal operations in Malaysia. Our subsidiaries as of March 31, 2007 are the following companies:

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

- SDA Worldwide, Inc. ("SDAW") (f/k/a SDA America, Inc.) an 80% owned subsidiary, organized under Delaware law and based in Saddle Brook, NJ, is in the process of developing and commercializing a platform of outsourced business services that will be offered primarily to small and medium enterprises in the United States. The company was originally formed as a wholly-owned corporation used as a special vehicle to secure a $6.5 million funding from Laurus Master Fund Ltd. (the "Master Fund") through private placement of securities consisting of convertible preferred stock of SDA America. As a result of the early retirement of the Laurus investment, management determined to use the corporation as the vehicle to develop the company's international trade consulting business in the United States. SDAW began operations in 2005 and did not generate any revenue.

- DASB, is a wholly- owned Malaysian subsidiary that designs, develops and produces multimedia content and provides consulting services for website development, network engineering and project management in IT related projects. In addition to its activities as a multimedia developer and IT consultant, DASB provides centralized management and back-office support to SDA's other subsidiaries from its office in Petaling Jaya, Malaysia.


- Perwimas Telecommunications Sdn Bhd ("PTSB"), a 95% owned Malaysian subsidiary of DASB, provides broadband and application services under licenses granted by the government of Malaysia. Digital Image ID Sdn Bhd ("DID") (f/k/a Vista Positive Sdn Bhd), DASB's wholly-owned subsidiary, from the date of acquisition on July 5, 2006.

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

- DigitalApps Media Sdn Bhd ("DAM"), DASB's wholly-owed subsidiary, from the date of incorporation on July 7, 2006.


In addition, as part of the reorganization, we increased our equity interest in PTSB from 86 percent to 95 percent by purchasing minority interests held by two of our directors, Dato' Wan Abdul Razak and Mustaffar Yacob for aggregate consideration of approximately $154,000.

The accompanying consolidated financial statements include the accounts of Secured Digital Applications, Inc. and its subsidiaries.

For the three months ended March 31, 2007 and 2006, the Company's revenue was generated primarily from the following activities:

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

Significant Business Developments and Plan of Operation

We plan to operate in the United States during 2007 primarily through SDAW and CST and to provide outsourced business services to small and medium sized United States business as well as consulting services to Asian companies that are seeking to establish a presence in the US markets. In addition, we are developing a sales organization for our media production business and are seeking to establish a client base within the United States.


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

We anticipate that we will incur additional operating expense in introducing through SDAW our business process outsourcing product and in seeking to develop a customer base in the United States for our media production and information technology products. We expect to incur these costs in completing the acquisition and development of the technology used in the business process outsourcing product and for marketing, sales and administrative expenses for personnel employed in the United States. Our strategy is to utilize the Company experience in the central administration of multiple operating subsidiaries and staff located in our home office in Petaling Jaya to provide labor for outsourced business processes. We will incur additional expense to assure that adequate personnel are employed in the home office, which may not be offset by the revenue generated by sales in the United States. Although management is optimistic that a significant market exists for outsourced business processes and that the Company can compete in that market, there can be no assurance that we will be able to operate such a business profitably.


Strategic Contractual Relationships

The Company seeks to enter strategic agreements, both formal and informal, with other providers of goods or services that are compatible with the Company's existing businesses. Such arrangements include license agreements, requirements contracts and service agreements. The Company may also seek to acquire business enterprises that offer goods and services that are of benefit to the Company and its shareholders. We cannot forecast whether these strategic relationships will generate significant revenue in 2007.


Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes.

The following table sets forth certain operating data for Secured Digital Applications and subsidiaries for the periods as indicated below.


                                                              Three Months Ended March 31,
                                                          ----------------------------------
                                                             2007                    2006
Revenues                                                 $ 10,370,802         $    8,402,325
Gross profit                                                  690,627                457,488
Sales and marketing                                             3,994                  2,360
General and administrative                                    442,145                591,455
Gain on disposal of assets-related parties                     25,290                 23,805
Income (loss) from continuing operations                      311,100               (102,933)
Net income                                                    311,100                384,571

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2007 TO THE THREE MONTHS ENDED MARCH 31, 2006


REVENUES

Revenues increased by $1,968,477 or 23% to $10,370,802 for the three months ended March 31, 2007 ("2007") as compared to $8,402,325 for the three months ended March 31, 2006 ("2006").

The increase in total revenue in 2007 as compared to 2006 was mainly due to an increase in fees earned from the production of multimedia programs and business contracts. The increase in revenue from the production of multimedia programs was the result of sub-contract work from the Company's two major customers. Revenue for project consulting services was generated from contracts that the Company secured in 2001 through 2003. In 2007, two customers accounted for 49% and 48% of total revenue, respectively. In 2006, the same two customers accounted for 48% and 46% of total revenue, respectively.

On May 7, 2007, the Company announced that it has been engaged to supply a new generation RFID Real Time Location System to a Malaysian food processing manufacturer. The contract valued at $1.65 million, is scheduled to be completed by September 2007. When completed, the system will use RFID ("radio frequency identification") technology to permit the manufacturer to track real time raw materials, finished goods, fixed and movable assets and processing equipment. The system will utilize a new generation of EPC Gen2 RFID chip with a built-in antenna to transmit location and other information to reader or writer. The chip is operable in different frequencies and can be used worldwide.

GROSS PROFIT

Gross profit increased to $690,627 in 2007 compared to $457,488 in 2006.

The gross profit percentage increased to 6.7% in 2007 from 5.4% in 2006. The increased in gross profit percentage in 2007 was due to higher revenue, particularly consulting revenue, which has a higher margin than production work and incurring lesser subcontractor costs. The Company is striving to improve its quality of services and efficiency with objective to increase its gross profit percentage. The outsourcing of content production work enabled the Company to develop a team of contractors that will assist the Company in producing multimedia content and applications that are crucial to its future business operation.


SALES AND MARKETING EXPENSES

Sales and marketing expenses increased by $1,634 or 69%, to $3,994 in 2007 compared to $2,360 in 2006, primarily as a result of an increase in travel expenses.


GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses relating to non-related parties decreased to $405,310 in 2007 compared to $555,036 in 2006.

The decrease was primarily attributable to a decrease in compensation expenses, investor relations expenses and professional fees, in particular legal and accounting fees incurred in connection with a restatement of financial statements during the first quarter of 2006.

In 2007, general and administrative expenses consisted of the following: 18% was for depreciation of tangible assets, 15% was for consulting fee, 15% was for employee payroll, 13% was for fees for professional and auditing services, 30% was for compensation expenses and 9% was for rent, utilities, general office supplies, communications and corporate insurance expenses. For 2006, 11% was for depreciation of tangible assets, 8% was for employee payroll, 21% was for fees for professional and auditing services, 1% was for investor relation expenses, 48% was for compensation expenses and 11% was for rent, utilities, general office supplies, communications and corporate insurance expenses.

General and administrative expenses - related parties in 2007 and 2006 were $36,835 ands $36,419, respectively. These expenses included management fees and administrative expenses payable by the Company to a company in which Mr. Patrick Lim, the Chairman and Chief Executive Officer of the Company, has a financial interest. In 2007 and 2006, the related company, LSH Assets Holdings Sdn Bhd ("LSH") billed the Company's Malaysian subsidiaries, DASB and SDAM, administrative expenses of $6,835 and $6,419, respectively, for administration and clerical fees incurred by LSH on behalf of DASB and SDAM. The Company also incurred management fees of $30,000 in 2007 and 2006. The management fee was charged on the basis of time spent for the administration and management services provided to the Company.

PREVIOUSLY DEFERRED GAIN ON SALE OF TECHNOLOGY - RELATED PARTY

In 2007 and 2006, the Company included recognition of a previously deferred gain of $25,290 and $23,805, respectively, related to a similar amount the Company received from its long-term receivable, related party. The receivable balance and total deferred gain was $108,247, respectively, as of December 31, 2006. These amounts arose in the year ended December 31, 1998 when the Company sold assets used in the operations of a subsidiary to a related company. Due to the uncertainty of collection of the related receivable, a related gain on the sale of the assets was deferred and is to be recognized only after all costs have been recovered and to the extent the receivable is collected. During the year ended December 31, 2002, payments received by the Company exceeded all remaining costs. As a result, the Company's long-term receivable - related party and deferred gain balances were reduced to $84,835 respectively, as of March 31, 2007.


LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2007, the Company had net cash of $11,366.

In 2007, operations were funded primarily from internally generated funds and working capital advanced from time to time by the principal shareholder, director and officer of the Company. These advances bear no interest and have no fixed terms of repayment.

As of March 31, 2007, the Company owed Patrick Lim, the Company's principal shareholder, Chief Executive Officer ("CEO") and Chairman $10,965. Additionally, as of March 31, 2007, the Company owed an affiliated company in which Mr. Lim has a financial interest, $53,872 for short-term cash advances made to a subsidiary of the Company for working capital purposes from time to time and for management fees. These amounts are unsecured, bear no interest and have no fixed terms of repayment.

Net cash provided by operating activities of $69,186 in 2007 was primarily the result of income and noncash expenses net of increases in trade and other accounts receivable.

Net cash used in investing activities totaled $1,409 was for the purchase of equipment.

Net cash provided by financing activities totaled $35,945 was mainly due to the borrowings from an affiliated company totaling $35,726.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Foreign Currency Exchange Rates

The Company has intercompany debt denominated in US dollars, whereas the functional currency of the Company's subsidiaries is the Malaysian Ringgit, which results in the Company recording other income/loss associated with US dollars as a function of relative changes in foreign exchange rates. The Company is unable to predict whether it will experience future gains or future losses from such exchange-related risks on the receivables and payables. The Company does not have a program in place to manage the volatility relating to these exposures.

Revenue

Substantially  all of the  Company's  revenue  is earned  outside  of the United
States.

ITEM 4. CONTROLS AND PROCEDURES

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


There has been no change in our internal control over financial reporting during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      None.


ITEM 1A. RISK FACTORS

The Company's business, financial condition, operating results and cash flows can be impacted by a number of factors, any one of which could cause the Company's actual results to vary materially from recent results or from the Company's anticipated future results. For a discussion identifying risk factors and important factors that could cause actual results to differ materially from those anticipated, see the discussion in Part II, Item 6 "Management's Discussion and Analysis" in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006.


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




                                      SECURED DIGITAL APPLICATIONS, INC.
                                                (Registrant)



DATE: MAY 14, 2007                    BY: /s/ Patrick Soon-Hock Lim
                                      ------------------------------
                                      Patrick Soon-Hock Lim
                                      Chairman & Chief Executive Officer



DATE: MAY 14, 2007                    BY: /s/ Voon Fui Yong
                                      ------------------------------
                                      Voon Fui Yong
                                      Chief Accounting Officer