Form 10-Q
period 2007-06-30
SECURED DIGITAL APPLICATIONS INC
filed 2007-08-14
CIK 940516

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007 OR

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

                 230 Park Avenue, 10th Floor New York, NY 10169

                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (212) 551-1747
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

Large accelerated filer       Accelerated filer     Non-accelerated filer  X
                        ---                    ---                        ---

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                  Yes        No X
                                     ---       ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

             Class               Number of shares outstanding at August 14, 2007
-------------------------------  -----------------------------------------------
Common stock, $.00001 par value                   133,386,814

FORM 10-Q
2ND QUARTER

                                      INDEX

                                                                                            Page

PART I  - FINANCIAL INFORMATION

         ITEM 1. FINANCIAL STATEMENTS

         Consolidated balance sheets as at June 30, 2007 (Unaudited)                        3 - 4
         and December 31, 2006 (Audited)

         Consolidated statements of income and comprehensive income for the three-month
         and six-month periods ended June 30, 2007 and 2006 (Unaudited)                     5 - 6

         Condensed consolidated statements of cash flows for the six-month
         periods ended June 30, 2007 and 2006 (Unaudited)                                   7

         Notes to consolidated financial statements (Unaudited)                             8 - 14

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS                                       15 - 21

         ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK                  22

         ITEM 4. CONTROLS AND PROCEDURES                                                    22

PART II - OTHER INFORMATION

         ITEM 1. LEGAL PROCEEDINGS                                                          23

         ITEM 1A. RISK FACTORS                                                              23

         ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS                23

         ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                            23

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                        23

         ITEM 5. OTHER INFORMATION                                                          23

         ITEM 6. EXHIBITS                                                                   23

         SIGNATURES                                                                         24

SAFE HARBOR STATEMENT

This Form 10-Q and other reports filed by the Company from time to time with the Securities and Exchange Commission, as well as the Company's press releases, contain or may contain forward-looking statements and information that are based upon the beliefs of, and information currently available to, the Company's management, as well as estimates and assumptions made by the Company's management. The Company is including this cautionary statement in this Form 10-Q to make applicable and to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by or on behalf of the Company. Forward-looking statements can be identified by the use of forward-looking terminology such as "believes", "may", "should", "anticipates", "estimates", "expects", "future", "objective," "plan," "predict," "project," " "seek," "will," "would," "will likely result," "will continue," "will be," "intends," "hopes" or "plans" or the negative thereof. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause actual results of the Company to vary materially from historical results or from any future results expressed or implied in such forward-looking statements. Such factors include, among others, the following: the revocation of the Company's broadband network operator's license, the inability to successfully implement its business plans, the cancellation or postponement of contracts that the Company has entered into in connection with its business, the inability to obtain products or services provided by other companies, the inability of the Company to raise capital on a timely basis, existing and future government regulations, the failure to retain qualified personnel, competitive pressures and potentially adverse tax and cash flow consequences resulting from operations in multiple countries with different laws and regulations, and the general economic and business conditions in Malaysia, the United States and the other countries in which we do business, primarily in Asia. The Company does not undertake to update, revise or correct any forward-looking statements.

Introductory Note
-----------------

The information contained in this quarterly report on Form 10-Q reflects the effect of a reorganization during 2006 of the Company's principal operating subsidiaries and the disposition of certain other assets and operating subsidiaries in June 2007. As a result, certain results of prior periods have been reclassified to reflect certain operations, previously reported as continuing operations, as having been discontinued. The reclassification of these operations, primarily related to the Company's former operations as the operator of retail computer stores and a secured shipping subsidiary, are described in more detail in the financial statements and notes thereto, as well as in Management's Discussion and Analysis.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                  JUNE 30, 2007

                                                                                    June 30,      December 31,
                                                                                      2007            2006
                                                                                ---------------- ---------------
                                                                                  (Unaudited)

                    ASSETS

Current assets:
     Cash                                                                       $         16,591 $         7,644
     Trade and other accounts receivable
       less allowance for doubtful accounts of $26,548 and $26,006                     9,576,380       8,327,515
     Prepaid expenses                                                                     23,191          14,142
     Current assets of discontinued operations                                                --         220,540
                                                                                ---------------- ---------------

      Total current assets                                                             9,616,162       8,569,841
Property and equipment, net                                                              872,548         990,590
Long-term receivables, related party                                                      54,473         108,247
Goodwill                                                                                 471,260         471,260
Non-current assets of discontinued operations                                                 --          28,351
                                                                                ---------------- ---------------

                                                                                $     11,014,443 $    10,168,289
                                                                                ================ ===============

                    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current portion of capital lease obligations                               $         34,152 $        33,455
     Accounts payable (includes related parties of $102,489 and $100,396)                509,248         778,907
     Accrued expenses                                                                     76,215          65,595
     Amount due to an affiliated company                                                  88,244          17,927
     Amount due to a director                                                             15,312          10,578
     Income tax payable                                                                  237,359          11,045
     Current liabilities of discontinued operations                                           --         254,150
                                                                                ---------------- ---------------

              Total current liabilities                                                  960,530       1,171,657
Deferred tax                                                                             204,978         208,723
Deferred gain                                                                             54,473         108,247
                                                                                ---------------- ---------------

                   Total liabilities                                                   1,219,981       1,488,627
                                                                                ---------------- ---------------

                                  (continued)

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (CONTINUED)
                                  JUNE 30, 2007


                                                                       June 30,      December 31,
                                                                         2007            2006
                                                                     -------------   ------------
                                                                      (Unaudited)


Minority interest                                                          198,397        180,866
                                                                      ------------   ------------

Commitments and contingencies

Shareholders' equity:
     Series B convertible preferred stock, $0.10 par value;                 10,000         10,000
         1,000,000 shares authorized; 100,000 shares issued and
         outstanding, liquidation preference $2,500,000

     Common stock, $.00001 par value; 350,000,000 shares authorized;
        142,572,594 and 141,572,594 shares issued in 2007 and 2006, respectively; 132,846,814 and 128,721,391 shares outstanding
        in 2007 and 2006, respectively                                       1,328          1,287
     Additional paid-in capital                                          7,068,954      6,746,129
     Common treasury stock, 9,725,780 and 12,851,203 shares at cost
         in 2007 and 2006, respectively                                         --             --
     Options                                                               109,164        101,904
     Warrants                                                              869,259        784,875
     Deferred compensation                                                 (83,075)       (48,175)
     Retained earnings                                                   1,317,257        657,384
     Accumulated other comprehensive income                                303,178        245,392
                                                                      ------------   ------------

              Total shareholders' equity                                 9,596,065      8,498,796
                                                                      ------------   ------------

              Total liabilities and shareholders' equity             $  11,014,443  $  10,168,289
                                                                      ============   ============


           See accompanying notes to consolidated financial statements

                                  SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                                      (Unaudited)

                                                                          Three months ended        Six months ended
                                                                               June 30,                  June 30,
                                                                           2007        2006          2007        2006
                                                                        ----------  ----------    ----------  ----------
Revenues:

Services:
  Related parties                                                      $   558,228  $   77,185   $   860,110 $   159,297
  Others                                                                10,451,982   7,970,517    20,520,902  15,843,678
                                                                        ----------  ----------    ----------  ----------
                                                                        11,010,210   8,047,702    21,381,012  16,002,975
                                                                        ----------  ----------    ----------  ----------

Cost of revenues:

Services:
  Related parties                                                          167,469      23,232       258,033      47,865
  Others                                                                 9,952,718   7,833,750    19,542,329  15,331,470
                                                                        ----------  ----------    ----------  ----------
                                                                        10,120,187   7,856,982    19,800,362  15,379,335
                                                                        ----------  ----------    ----------  ----------
Gross profit                                                               890,023     190,720     1,580,650     623,640
                                                                        ----------  ----------    ----------  ----------
Operating expenses:
     Sales and marketing                                                     3,240       2,117         7,124       3,602
     General and administrative:
       Related parties                                                      36,973      36,563        73,808      72,982
       Others                                                              386,419     466,643       785,737     997,241
                                                                        ----------  ----------    ----------  ----------
Total operating expenses                                                   426,632     505,323       866,669   1,073,825
                                                                        ----------  ----------    ----------  ----------
Income (loss) from operations                                              463,391   (314,603)       713,981   (450,185)
                                                                        ----------  ----------    ----------  ----------
Other income (expense):
     Interest expense                                                           --       (867)            --     (1,609)
     Gain (loss) on foreign currency transactions                          (1,134)       5,029       109,818      58,757
     Previously deferred gain on sale of technology - related
      party                                                                 30,459      20,549        55,749      44,354
     Other income                                                            2,615       9,979         5,178      18,233
                                                                        ----------  ----------    ----------  ----------
                                                                            31,940      34,690       170,745     119,735
                                                                        ----------  ----------    ----------  ----------
Income (loss) before provision for income taxes
and minority interest                                                      495,331   (279,913)       884,726   (330,450)

Provision for income taxes                                               (153,388)    (45,069)     (216,897)    (84,922)
                                                                        ----------  ----------    ----------  ----------
Income (loss) before minority interest                                     341,943   (324,982)       667,829   (415,372)

Minority interest                                                          (7,571)     (4,880)      (13,692)     (8,870)
                                                                        ----------  ----------    ----------  ----------
Income (loss) from continuing operations                                   334,372   (329,862)       654,137   (424,242)
                                                                        ----------  ----------    ----------  ----------
Discontinued operations:
     Income (loss) from discontinued operations - net of minority
      interest and income taxes                                            (8,583)    (78,172)      (17,248)     400,778

     Gain on disposal of discontinued subsidiaries                          22,984          --        22,984          --
                                                                        ----------  ----------    ----------  ----------
Income (loss) from discontinued operations                                  14,401    (78,172)         5,736     400,778
                                                                        ----------  ----------    ----------  ----------

           See accompanying notes to consolidated financial statements

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (CONTINUED)
                                   (Unaudited)

                                                                          Three months ended         Six months ended
                                                                               June 30,                  June 30,
                                                                          2007         2006         2007         2006
                                                                       -----------  -----------  -----------  -----------

Net income                                                            $    348,773 $  (408,034) $    659,873 $   (23,464)
                                                                       ===========  ===========  ===========  ===========

COMPREHENSIVE INCOME

Net income                                                            $    348,773 $  (408,034) $    659,873 $   (23,464)

Other comprehensive income:

Foreign currency translation adjustments                                     (565)       14,750       57,786      152,462
                                                                       -----------  -----------  -----------  -----------
Comprehensive income                                                  $    348,208 $  (393,284) $    717,659 $    128,998
                                                                       ===========  ===========  ===========  ===========
Net income per common share:
     Basic and diluted **                                             $          * $          * $          * $          *
                                                                       ===========  ===========  ===========  ===========
Weighted average shares outstanding:
     Basic                                                             130,807,803  133,859,992  130,026,288  132,226,594
                                                                       ===========  ===========  ===========  ===========
     Diluted                                                           154,817,144  134,631,200  154,923,321  132,238,494
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

           See accompanying notes to consolidated financial statements

              SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                                 Six Months Ended
                                                                                             June 30,       June 30,
                                                                                               2007           2006
                                                                                          -------------- ---------------

CASH FLOWS FROM OPERATING ACTIVITIES
     Change in operating assets and liabilities of continuing operations                  $       43,319 $       112,057
     Change in operating assets and liabilities of discontinued operations                          (184)        (49,355)
                                                                                           -------------  --------------
         Net cash provided by operating activities                                               43,135           62,702
                                                                                           -------------  --------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from disposal of equipment of discontinued operations                                   --          27,836
     Proceeds from disposal of equipment                                                              --             142
     Purchase of equipment                                                                        (6,274)         (1,333)
     Purchase of equipment of discontinued operations                                                 --            (995)
                                                                                           -------------  --------------
         Net cash provided by (used in) investing activities                                      (6,274)         25,650
                                                                                           -------------  --------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of common stock                                                           --          80,000
     Net proceeds from (repayment of) advances from affiliated company                            70,098          11,392
     Net proceeds from (repayment of) advances from a director                                     4,567         (28,333)
     Payments of obligations under capital leases                                                     --          (8,836)
     Financing activities of discontinued operations                                                  --         (42,025)
                                                                                           -------------  --------------
         Net cash provided by financing activities                                                74,665          12,198
                                                                                           -------------  --------------

FOREIGN CURRENCY TRANSLATION ADJUSTMENT - continuing activities                                 (103,240)        (81,410)
                                        - discontinued activities                                    661         (28,400)
                                                                                           -------------  --------------
Net increase (decrease) in cash                                                                    8,947          (9,260)
Cash, beginning of period                                                                          7,644          32,983
                                                                                           -------------  --------------
Cash, end of period                                                                       $       16,591 $        23,723
                                                                                           =============  ==============
Supplemental disclosure of cash flow information:

Cash paid for interest - continuing operations                                            $           -- $         1,591
                       - discontinued operations                                                      --          45,439
                                                                                           =============  ==============
                                                                                                      --          47,030
                                                                                           =============  ==============

Cash paid for income taxes - continuing operations                                        $           -- $         6,855
                           - discontinued operations                                                  --             726
                                                                                           =============  ==============
                                                                                                      --           7,581
                                                                                           =============  ==============

           See accompanying notes to consolidated financial statements

                       SECURED DIGITAL APPLICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Secured Digital Applications, Inc. (the "Company ") have been prepared in accordance with generally accepted accounting principles for interim financial information and with Item 10-1 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2006, as filed with the Securities and Exchange Commission.

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

INVENTORIES

Inventories, which were comprised of peripherals for surveillance and wireless communication, information technology hardware, software and accessories, were stated at the lower of cost or net realizable value. Cost is determined on a first-in-first-out basis. The value of the inventories was written down to $0 in 2006 as it was deemed to be unsaleable.

GOODWILL

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

For the three and six months ended June 30, 2007, provision for income taxes amounted to $153,388 and $216,897, respectively, and $45,069 and $84,922 for the three and six months ended June 30, 2006, respectively. The provisions are net of the benefit of any available net operating losses, for income tax payable on its operations in Malaysia.

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

NET INCOME PER COMMON SHARE

Basic net income per share is calculated by dividing net income applicable to common shareholders by the weighted average number of common shares outstanding for the three and six months ended June 30, 2007 and 2006. Diluted income per share is computed using the weighted average number of shares determined for the basic computations plus the number of shares of common stock that would be issued assuming all contingently issuable shares having a dilutive effect on earnings per share were outstanding for the period. The calculation of basic and diluted income per share is as follows (in thousands, except per-share amounts):

                                                    Three Months Ended            Six Months Ended
                                                   June 30,      June 30,      June 30,      June 30,
                                                     2007          2006          2007          2006
                                                ------------- ------------- ------------- -------------

Net income                                      $         349 $       (408) $         660 $        (23)
                                                ============= ============= ============= =============

Weighted average shares outstanding - basic           130,808       133,860       130,026       132,227
                                                ============= ============= ============= =============

Net income per share - basic **                 $           * $           * $           * $           *
                                                ============= ============= ============= =============

*  Less than $.01 per share
** Net income per common share for discontinued operations is less than $.01 per share and not presented separately.

                                                    Three Months Ended           Six Months Ended
                                                  June 30,      June 30,      June 30,       June 30,
                                                    2007          2006          2007           2006
                                                ------------- ------------- ------------- -------------

Weighted average shares outstanding - basic           130,808       133,860       130,026       132,227
Common stock issuable to consultant                     4,009           771         4,622            11
Convertible preferred stock                            20,000            --        20,000            --
Dilutive stock options and warrants                        --            --           275            --
                                                ------------- ------------- ------------- -------------
Weighted average shares outstanding - diluted         154,817       134,631       154,923       132,238
                                                ============= ============= ============= =============
Net income per share - diluted **               $           * $           * $           * $           *
                                                ============= ============= ============= =============

* Less than $.01 per share
** Net income per common share for discontinued operations is less than $.01 per share and not presented separately.

For the six and three months ended June 30, 2007 and 2006, 1,080,000 options were excluded from the calculation of earnings per share as their issuance prices were in excess of the average market price for the period. For the three months ended June 30, 2007, 6,300,000 warrants were excluded from the calculation of earnings per share as their issuance prices were in excess of the average market price for the period.

STOCK-BASED COMPENSATION

The Company adopted SFAS No. 123R, "Share-Based Payments", effective from January 1, 2006, utilizing the "modified prospective" method as described in the standard. Under the "modified prospective" method, compensation cost is recognized for all share-based payments granted after the effective date and for all unvested awards granted prior to the effective date. The Company recognized $2,200 and $5,360, $3,640 and $8,587 in total stock-based compensation expense during the three and six months ended June 30, 2007 and 2006, respectively. Total unvested stock-based compensation expense was $9,785 at June 30, 2007 and had a total weighted average remaining term of 2.17 years.

The Company did not issue any options to employees and officers during the six months ended June 30, 2007.

Stock options and warrants granted to non-employees are recorded at their fair value, as determined in accordance with SFAS 123, "Accounting for Stock Based Compensation" and Emerging Issues Task Force Consensus No. 96-18, and recognized over the related service period.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48) an interpretation of FASB Statement No. 109, "Accounting for Income Taxes", which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on de-recognition of a previously recognized tax position, classification, interest and penalties, accounting in interim periods and disclosures. The provisions of FIN 48 are effective beginning January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to the opening balance of retained earnings. FIN 48 did not have an effect on the financial position or results of operations of the Company.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurement. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The implementation of this guidance is not expected to have any impact on the Company's consolidated financial statements.

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

Through reorganization, the Company disposed of a number of operating subsidiaries. The assets and liabilities of Gallant Service Centre Sdn Bhd ("GSC"), through which the Company owned a majority interest in the Gallant group of companies, and Armor Multi Systems Sdn Bhd ("AMS") and Armor Multi Services Sdn Bhd ("AMSSB") were sold to a third party on September 18, 2006.

On September 18, 2006, the Company sold all the shares of SDAM which included its subsidiary companies, AMS, AMSSB, a 60% owned subsidiary of AMS, GSC and other Gallant subsidiaries, to a third party and recognized a gain on disposal of $46,472. The receivable from the sale is due in one year or less from the date of sale unless extended by the parties and the receivable bears no interest. At June 30, 2007 and December 31, 2006, the Company was owed $37,558 and $46,472, respectively, and such amounts are included in trade and other accounts receivable.

On June 27, 2007, the Company sold its wholly-owned subsidiary company, DigitalApps Technologies Sdn Bhd ("DAT"), which included its 55%-owned subsidiary, Ispec Sdn Bhd ("ISS"), to a third party and recognized a gain on disposal of $22,984. Both DAT and ISS were operating at a loss and did not meet the Company's criteria for return on investment.

The results of operations of SDAM and its subsidiaries and DAT and its subsidiary have been retroactively restated as discontinued operations pursuant to SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

The results of discontinued operations for the three and six months ended June 30, 2007 and 2006 are as follows:

                                                    Three Months Ended         Six Months Ended
                                                  June 30,     June 30,     June 30,      June 30,
                                                    2007         2006         2007          2006
                                                ------------ ------------ ------------ ------------
Revenue                                         $         -- $    484,147 $         -- $  2,303,578
Cost of revenues                                          --      435,362           --    1,358,865
                                                ------------ ------------ ------------ ------------
Gross profit                                              --       48,785           --      944,713
Operating expenses                                     8,583      225,639       17,248      440,497
                                                ------------ ------------ ------------ ------------
Income (loss) from operations                        (8,583)    (176,854)     (17,248)      504,216
Other income                                              --       90,082           --       71,634
                                                ------------ ------------ ------------ ------------
Income before tax                                    (8,583)     (86,772)     (17,248)      575,850
Income tax                                                --          603           --    (217,381)
                                                ------------ ------------ ------------ ------------
Income (loss) before minority interest               (8,583)     (86,169)     (17,248)      358,469
Minority interest                                         --        7,997           --       42,309
                                                ------------ ------------ ------------ ------------
Income (loss) from discontinued operations      $    (8,583) $   (78,172) $   (17,248) $    400,778
                                                ============ ============ ============ ============

LSH ASSET HOLDINGS SDN BHD ("LSH"):

LSH is a company wholly-owned by the Company's Chief Executive Officer and his wife. LSH billed the Company management fees totaling $30,000, $60,000, $30,000 and $60,000 for the respective three and six months ended June 30, 2007 and 2006. LSH also billed DASB and SDAM $6,973, $13,808, $6,563 and $12,982 for the respective three and six months ended June 30, 2007 and 2006, for administrative and clerical charges. LSH also made short term advances to the Company from time to time for working capital purposes. As of June 30, 2007 and December 31, 2006, the amount due to LSH was $88,244 and $17,927, respectively. This amount is unsecured, bears no interest, has no fixed terms of repayment, and is recorded in the financial statements as "Amount due to an affiliated company".

SYNERVEST SDN BHD ("SSB")

A director of one of the Company's Malaysian subsidiaries is a director of SSB and holds a 60% equity interest in SSB. At December 31, 2006, long-term receivables, related parties, consisted of $108,247 due from SSB. This amount primarily arose in the year ended December 31, 1998 when the Company sold to SSB assets used in the operations of a subsidiary. These assets, comprised of analog video hardware and peripherals and a patent for image display, were sold to SSB for a total sum of $1,661,175. Due to the uncertainty of collection of the related receivable, a related gain on the sale of the assets was deferred and is to be recognized only after all costs have been recovered and as payments are received. During the year ended December 31, 2002, payments received by the Company exceeded all remaining costs. The Company received $30,459, $55,749, $20,549 and $44,354 of the outstanding receivable during the three and six months ended June 30, 2007 and 2006, respectively, resulting in a realization of gain on sale of assets, related party for those periods. The deferred gain included in the balance sheet has been reduced accordingly. As of June 30, 2007 and December 31, 2006, accounts receivable from the related entity totaled $54,473 and $108,247, respectively.

MY ARCHITECT ("MYA")

A director of one of the Company's Malaysian subsidiaries is a principal partner of MYA. During the three and six months ended June 30, 2007 and 2006, the Company received fees of $558,228, $860,110, $77,185 and $159,297, respectively, from consulting contracts that it entered into with MYA. The terms of repayment for the amount due from MYA are similar to terms accorded to the Company's other existing customers. At June 30, 2007 and December 31, 2006, there was no balance owed by MYA.

CHIEF EXECUTIVE OFFICER

As of June 30, 2007 and December 31, 2006, the Company owed the Chief Executive Officer of the Company $15,312 and $10,578, respectively, for short-term cash advances made to the Company for working capital purposes from time to time. The amount owing to the Chief Executive Officer is unsecured, bears no interest, has no fixed terms of repayment and is recorded in the financial statements as "Amount due to a director".

DIRECTORS OF MALAYSIAN SUBSIDIARY

On September 18, 2006, one of the Company's Malaysian subsidiaries acquired 1,050,000 shares of another Malaysian subsidiary from such subsidiaries' directors, Mustaffar Yacob and Dato' Wan Abdul Razak, for a total consideration of RM567,500 (approx. $154,000). The balance is due in one year or less from the date of purchase unless extended by the parties and such debt bears no interest. At June 30, 2007 and December 31, 2006, the Company owes the directors RM354,500 ($102,489 at June 30, 2007 and $100,396 at December 31, 2006) and such amount is included in accounts payable.

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

6. COMMON STOCK

The Company signed a compensation agreement with a consultant on April 15, 2006 under which the Company is to issue an aggregate of 1,000,000 shares of its common stock to the consultant for services to be rendered for the twelve-month period ended April 15, 2007. The Company issued 250,000 shares of common stock on each of the following dates; October 16, 2006, November 22, 2006, January 15, 2007 and April 20, 2007.

On November 28, 2006, the Company issued 1,500,000 shares of common stock to a consultant pursuant to a compensation agreement dated November 1, 2006, under which the Company is to issue an aggregate of 2,000,000 shares of its common stock for services to be rendered for the six-month period ended April 30, 2007. On April 20, 2007, the Company reissued from its treasury stock 500,000 shares of common stock as final issue of shares.

On December 5, 2006, the Company reissued from its treasury stock 200,000 shares of common stock to a consultant pursuant to a compensation agreement dated December 4, 2006, under which the Company is to issue an aggregate of 600,000 shares of its common stock to the consultant as payment for services to be rendered to the Company for the six-month period ended June 4, 2007. On February 9, 2007, the Company reissued from its treasury stock 100,000 shares of common stock. This agreement was terminated on March 31, 2007.

On February 6, 2007, the Company reissued from its treasury stock 425,423 shares of common stock to a consultant as payment for services rendered to the Company for total consideration of $26,376 based on the market value of $0.062 per share on the date of issuance.

The Company signed a compensation agreement with a consultant on May 1, 2007 under which the Company is to issue an aggregate of 400,000 shares of its common stocks to the consultant for services to be rendered for the twelve-month period ending April 30, 2008. The Company shall issue to the consultant 100,000 shares of treasury stock on each quarter in advance commencing May 1, 2007. On June 13, 2007, the Company reissued from its treasury stock 100,000 shares of common stock.

On October 21, 2006, the Company approved an award of incentive compensation to the Chief Executive Officer and Chairman, Patrick Lim, of 500,000 shares of common stock per year if the Company in that year achieves a compounded growth of at least 15%. In 2006, the Company achieved the growth rate and accrued compensation expense of $33,000 for the year ended December 31, 2006. On May 31, 2007, the Company issued 500,000 shares of common stock.

The Company signed a compensation agreement with a consultant on June 1, 2007 under which the Company is to issue an aggregate of 2,000,000 shares of its common stock to the consultant for services to be rendered for the six-month period ending December 1, 2007. The Company reissued from its treasury stock 1,000,000 shares of common stock on June 1, 2007 as the first tranche. The Company shall issue the second tranche on September 1, 2007.

The Company signed a compensation agreement with a consultant on June 11, 2007 under which the Company is to issue an aggregate of 2,000,000 shares of its common stock to the consultant for services to be rendered for the six-month period ending December 10, 2007. On June 13, 2007, the Company reissued from its treasury stock 1,000,000 shares of common stock as the first tranche. The Company shall issue the second tranche on September 11, 2007.

In July 2007, the Company entered into two separate agreements with an investor in private placements to purchase 540,000 and 460,000 shares of its common stock at $.065 and $.07 per share for total consideration of $67,300. The closing dates for the private placements are August 10, 2007 and August 30, 2007, respectively. On August 10, 2007, the Company reissued 540,000 shares of its common stock from its treasury stock to the investor.

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

                              Market capitalization                                        Exercise Price
Trading Period                      ($'Million)        Vesting Date       No. of options  Per Share ($/sh)

April 5 - July 4, 2007                 13.53           July 5, 2007          250,000            0.10
July 5 - October 4, 2007               20.29           October 5, 2007       250,000            0.125
October 5 - January 4, 2008            30.44           January 5, 2008       250,000            0.15
January 5- April 4, 2008               45.63           April 5, 2008         250,000            0.175
April 5- July 4, 2008                  57.04           July 5, 2008          250,000            0.20
July 5 - October 4, 2008               71.30           October 5, 2008       250,000            0.225
October 5 - January 4, 2009            89.12           January 5, 2009       250,000            0.25
January 5 - April 4, 2009             111.40           April 5, 2009         250,000            0.30

The stock options may only be exercisable subject to the consultant meeting the following conditions:

(1) progressively increasing SDA's market capitalization between April 5, 2007 and April 4, 2008 by at least 50% over the previous trading period;
(2) progressively increasing SDA's market capitalization between April 5, 2008 and April 4, 2009 by at least 25% over the previous trading period. This increase shall be maintained for at least five (5) consecutive trading days during the trading period; and
(3) SDA's average daily trading volume exceeding 500,000 shares during the trading period.

The Company recognized $1,900 in total compensation expense during the three and six months ended June 30, 2007. The options have a total weighted average remaining term of 1.76 years.

8. WARRANTS

On October 21, 2006, the Company approved the issuance to the Chief Executive Officer warrants to purchase 6,300,000 shares of the Company's common stock at 110% of the market price at the close of business on October 23, 2006, such warrants to be issued in three equal annual installments and which may be exercised on or before October 21, 2011. Black-Scholes valuations were performed on the warrants. The initial value of the warrants was $257,518. These costs are being amortized over three years based on the estimate of the expected term. The Company recognized compensation expense of $42,192 and $84,384 for the three months and six months ended June 30, 2007, respectively.

9. SIGNIFICANT CONCENTRATIONS OF CREDIT RISK

The Company grants credit, generally without collateral, to its customers. Two customers accounted for the following revenue:

                  Three Months Ended            Six Months Ended
               June 30,       June 30,       June 30,       June 30,
                 2007           2006           2007           2006
              ----------     ----------     ----------     ----------
Customer 1       49%             48%            49%            44%
Customer 2       46%             46%            47%            43%
              ----------     ----------     ----------     ----------

Total            95%             94%            96%            87%
              ==========     ==========     ==========     ==========

At June 30, 2007, the two customers accounted for substantially all of trade accounts receivable. The large concentration of revenues with the two customers is a result of the Company's strategy of using the two customers as contractors to service certain accounts with certain long-standing accounts established by the Company, reducing credit risk and carrying costs. Allowance for doubtful accounts receivable was $26,548 at June 30, 2007 and $26,006 at December 31, 2006. The Company will continue to pursue vigorously the collection of all its outstanding accounts receivable.

Three suppliers accounted for substantially all cost of revenues during the six months ended June 30, 2007 and 2006. The Company is not dependent upon one supplier to provide the services that it requires but made a strategic decision to engage the services of only a small number of suppliers after taking into consideration the quality of service and competitive pricing being offered. Should the need arise, the Company believes that it will be able to utilize alternative suppliers for the services that it requires.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

THE FOLLOWING ANALYSIS OF THE OPERATIONS AND FINANCIAL CONDITION OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO, OF THE COMPANY CONTAINED ELSEWHERE IN THIS FORM 10-Q.

OVERVIEW

Secured Digital Applications, Inc. ("SDA" or the "Company") is a provider of subcontracted business services. These include media production, which develops content for various technologies, including television, the Internet and free-standing displays. We also provide information technology services in such areas as biometric technology and security systems. We are in the process of developing a broad platform of outsourced core business services that will be offered to companies in the United States, Asia and Australia including digital document management, accounts receivable and payables management, bookkeeping, purchasing services and also Radio Frequency Identification (RFID) applications including inventory, asset and personnel tracking. We anticipate that we will begin offering those services in late 2007 or early 2008. We generate revenue through our majority and wholly owned subsidiary companies located in the United States and Malaysia.

Since SDA became a publicly held company through a reverse acquisition in 1999, the Company has evolved in its operations. We expanded our initial lines of business as a broadband communications operator and Internet content provider by acquiring majority interests in regional companies that are believed to have superior potential for growth and profitability as a member of the SDA group of companies. Acquisitions have been made based on management's criteria including acquisition costs, growth potential and compatibility with SDA's existing subsidiaries. During this acquisition process, we developed a centralized management and support structure provided by our home office in Petaling Jaya, Malaysia to support our operating subsidiaries and the ability of potential acquisitions to benefit from our management structure became a significant consideration in making acquisitions.

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

In connection with the reorganization, we incorporated a new subsidiary, DASB, which will act as the principal holding company for the Corporation's four operating subsidiaries: Perwimas Telecommunications Sdn Bhd ("PTSB"); DigitalApps Technologies Sdn Bhd ("DAT") (formerly Secured Shipping Sdn Bhd ("SSSB")); Digital Image ID Sdn Bhd ("DID") and DigitalsApps Media Sdn Bhd ("DAM"). DAT owns 55% of Ispec Sdn Bhd ("ISS") (formerly Innospective Sdn Bhd). DID owns 100% of Digital Kiosk Technologies Sdn Bhd ("DKT") (formerly Century Jubilee Sdn Bhd ("CJSB")), a newly incorporated subsidiary. The assets and liabilities of Gallant Service Centre Sdn Bhd ("GSC"), through which we owned a majority interest in the Gallant group of companies, and Armor Multi Systems Sdn Bhd ("AMS") and Armor Multi Services Sdn Bhd ("AMSSB") were sold to a third party.

On June 27, 2007, the Company sold its wholly-owned subsidiary, DAT, which included its 55%-owned subsidiary, ISS, to a third party and recognized a gain on disposal of $22,984. Both DAT and ISS were operating at a loss and did not meet the Company's criteria for return on investment. The Company determined that it was in its best interest to dispose of DAT and ISS to allow its available resources and infrastructure to be better utilized in the Company's core businesses that include BPO services and systems integration of RFID enabled tracking applications.

SDA's present core line of business is outsourced media production and information technology applications, which account for the majority of our revenue. Our operating subsidiaries offer products in diverse lines of business including the development of Internet content, digital security and biometric products. We conduct our principal operations in Malaysia. Our subsidiaries as of June 30, 2007 are the following companies:

- DASB is a wholly-owned Malaysian subsidiary that designs, develops and produces multimedia content and provides consulting services for website development, network engineering and project management in IT related projects. In addition to its activities as a multimedia developer and IT consultant, DASB provides centralized management and back-office support to SDA's other subsidiaries from its office in Petaling Jaya, Malaysia.

- Perwimas Telecommunications Sdn Bhd ("PTSB"), a 95% owned Malaysian subsidiary of DASB, provides broadband and application services under licenses granted by the government of Malaysia.

- Digital Image ID Sdn Bhd ("DID") (f/k/a Vista Positive Sdn Bhd) DASB's wholly-owned subsidiary, from the date of acquisition on July 5, 2006.

-         Digital Kiosk  Technologies Sdn Bhd ("DKT") (f/k/a Century Jubilee Sdn
          Bhd), DID's wholly-owned subsidiary, from the date of acquisition on September 4, 2006.

- DigitalApps Media Sdn Bhd ("DAM"), DASB's wholly-owed subsidiary, from the date of incorporation on July 7, 2006.

- China Sea Trade Company, Inc. ("CST") (f/k/a Eystar Media, Inc.), is a wholly owned subsidiary of SDA Worldwide, Inc., organized under Delaware law. CST offers consulting and management services to regional firms in Asia seeking to develop markets in the United States. CST began operations in early 2006 and has not generated any revenue to date.

- SDA Worldwide, Inc. ("SDAW") (f/k/a SDA America, Inc.), an 80% owned subsidiary, organized under Delaware law. The company was originally formed as a wholly-owned corporation used as a special vehicle to secure a $6.5 million funding from Laurus Master Fund Ltd. (the "Master Fund") through a private placement of securities consisting of convertible preferred stock of SDA America. As a result of the early retirement of the Laurus investment, management determined to use the corporation as the vehicle to develop the company's international trade consulting business in the United States. SDAW began operations in 2005 and has not generated any revenue to date.

In addition, as part of the reorganization, we increased our equity interest in PTSB from 86% to 95% by purchasing minority interests held by two of our directors, Dato' Wan Abdul Razak and Mustaffar Yacob for aggregate consideration of approximately $154,000.

The accompanying consolidated financial statements include the accounts of Secured Digital Applications, Inc. and its subsidiaries.

For the three months and six months ended June 30, 2007 and 2006, the Company's revenue was generated primarily from the following activities:

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

Significant Business Developments and Plan of Operation

We are in the process of introducing a business process outsourcing (BPO) service to companies in the United States, Asia and Australia. Significant effort has been devoted to the technical development of our outsourced business process services, primarily in the integration of software and information systems that we obtain through licenses with third parties. We licensed or acquired technologies from various sources and utilized the technologies to develop our integrated online financial accounting and Radio Frequency Identification (RFID) tracking BPO service. Our integrated BPO service is marketed as EyStar Station.

Eystar Station provides a single point of entry, through a graphical user interface available on the Internet, into a customer's most significant business operations, including custom tailored financial reports, work in progress, inventory, accounts payable and receivable, expenses, and source documents. Eystar Station consists of a Web-Based Financial Accounting BPO suite integrated with RFID enabled tracking applications that include Inventory, Document and People Tracking.

RFID is a proven technology that uses radio waves to identify individual items at specific locations. Many enterprises are presently seeking ways to mobilize and automate their field force operations with RFID, in areas such as asset management, maintenance, repair, manufacturing, item tracking, delivery scheduling, customer billing data collection, and work order management.

The purpose of an RFID system is to enable data to be transmitted by a mobile device, called a tag, which is read by an RFID reader and processed according to the needs of a particular application. The data transmitted by the tag may provide identification or location information, or specifics about the product tagged, such as price, color, date of purchase, etc.

The Company has developed a number of integrated financial accounting and RFID tracking applications that include:

o        Financial accounting + inventory tracking
o        Financial accounting + document tracking
o        Financial accounting + people tracking
o        Financial accounting + inventory + document + people tracking

The Company intends to launch its nano chip RFID embedded paper during the fourth quarter of 2007. This versatile security identification paper can be tracked through the Internet.

Our BPO service will combine the technology available through the Eystar Station with labor performed at competitive rates at our work center in Petaling Jaya, Malaysia.

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

The following table sets forth certain operating data for the Company and its subsidiaries for the periods as indicated below.

                                            Six Months Ended June 30,
                                            --------------------------
                                                2007          2006

Revenues                                    $ 21,381,012  $ 16,002,975
Gross profit                                   1,580,650       623,640
Sales and marketing                                7,124         3,602
General and administrative                       859,545     1,070,223
Gain on disposal of assets-related parties        55,749        44,354
Income (loss) from continuing operations         654,137      (424,242)
Income from discontinued operations                5,736       400,778
Net income (loss)                                659,873       (23,464)

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2007 TO THE THREE MONTHS ENDED JUNE 30, 2006

REVENUES

Revenues increased by $2,962,508 or 37% to $11,010,210 for the three months ended June 30, 2007 ("2007") as compared to $8,047,702 for the three months ended June 30, 2006 ("2006").

The increase in total revenue in 2007 as compared to 2006 was mainly due to an increase in fees earned from the production of multimedia programs and business contracts. The increase in revenue from the production of multimedia programs was the result of sub-contract work from the Company's two major customers. Revenue for project consulting services was generated from contracts that the Company secured in 2001 through 2003. In 2007, two customers accounted for 49% and 46% of total revenue, respectively. In 2006, the same two customers accounted for 48% and 46% of total revenue, respectively.

GROSS PROFIT

Gross profit increased to $890,023 in 2007 compared to $190,720 in 2006.

The gross profit percentage increased to 8.1% in 2007 from 2.4% in 2006. The increase in gross profit percentage in 2007 was due to higher revenue, particularly consulting revenue, which has a higher margin than production work and incurring reduced subcontractor costs. The Company is striving to improve its quality of services and efficiency with the objective to increase its gross profit percentage. The outsourcing of content production work enabled the Company to develop a team of contractors that will assist the Company in producing multimedia content and applications that are crucial to its future business operation.

SALES AND MARKETING EXPENSES

Sales and marketing expenses increased by $1,123 or 53%, to $3,240 in 2007 compared to $2,117 in 2006, primarily as a result of an increase in travel expenses.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses relating to non-related parties decreased to $386,419 in 2007 compared to $466,643 in 2006.

The decrease was primarily attributable to a decrease in compensation expenses, maintenance expenses and professional fees, in particular legal and accounting fees incurred in connection with a restatement of financial statements during the second quarter of 2006.

In 2007, general and administrative expenses consisted of the following: 19% was for depreciation of tangible assets, 5% was for consulting fees, 10% was for employee payroll, 13% was for fees for professional and auditing services, 4% was for investor relation expenses, 8% was for compensation expenses and 41% was for rent, utilities, general office supplies, communications and corporate insurance expenses. For 2006, 13% was for depreciation of tangible assets, 9% was for employee payroll, 25% was for fees for professional and auditing services, 1% was for investor relation expenses, 38% was for compensation expenses and 14% was for rent, utilities, general office supplies, communications and corporate insurance expenses.

General and administrative expenses - related parties in 2007 and 2006 were $36,973 and $36,563, respectively. These expenses included management fees and administrative expenses payable by the Company to a company in which Mr. Patrick Lim, the Chairman and Chief Executive Officer of the Company, has a financial interest. In 2007 and 2006, the related company, LSH Assets Holdings Sdn Bhd ("LSH"), billed the Company's Malaysian subsidiaries, DASB and SDAM, administrative expenses of $6,973 and $6,563, respectively, for administration and clerical fees incurred by LSH on behalf of DASB and SDAM. The Company also incurred management fees of $30,000 each for 2007 and 2006. The management fee was charged on the basis of time spent for the administration and management services provided to the Company.

PREVIOUSLY DEFERRED GAIN ON SALE OF TECHNOLOGY - RELATED PARTY

In 2007 and 2006, the Company included recognition of a previously deferred gain of $30,459 and $20,549, respectively, related to a similar amount the Company received from its long-term receivable - related party. Each of the receivable balance and total deferred gain was $108,247 as of December 31, 2006. These amounts arose in the year ended December 31, 1998 when the Company sold assets used in the operations of a subsidiary to a related company. Due to the uncertainty of collection of the related receivable, a related gain on the sale of the assets was deferred and is to be recognized only after all costs have been recovered and to the extent the receivable is collected. During the year ended December 31, 2002, payments received by the Company exceeded all remaining costs. As a result, the Company's long-term receivable - related party and deferred gain balances were each reduced to $54,473, as of June 30, 2007.

INCOME TAXES

Income taxes represent the provision for the Company's Malaysian operations. There was no provision for the Company's United States operations as such entities sustained taxable losses.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2007 TO THE SIX MONTHS ENDED JUNE 30, 2006

REVENUES

Revenues increased by $5,378,037 or 34% to $11,010,210 for the six months ended June 30, 2007 ("2007") as compared to $8,047,702 for the six months ended June 30, 2006 ("2006").

The increase in total revenue in 2007 as compared to 2006 was mainly due to an increase in fees earned from the production of multimedia programs and business contracts. The increase in revenue from the production of multimedia programs was the result of sub-contract work from the Company's two major customers. Revenue for project consulting services was generated from contracts that the Company secured in 2001 through 2003. In 2007, two customers accounted for 49% and 47% of total revenue, respectively. In 2006, the same two customers accounted for 44% and 43% of total revenue, respectively.

GROSS PROFIT

Gross profit increased to $1,580,650 for the six months ended June 30, 2007 compared to $623,640 during the comparable period in 2006. The gross profit percentage increased to 7.4% in 2007 from 3.9% in 2006. The increase in gross profit percentage in 2007 was due to higher revenue, particularly consulting revenue, which has a higher margin than production work and incurring reduced subcontractor costs. The Company is striving to improve its quality of services and efficiency with the objective to increase its gross profit percentage. The outsourcing of content production work enabled the Company to develop a team of contractors that will assist the Company in producing multimedia content and applications that are crucial to its future business operation.

SALES AND MARKETING EXPENSES

Sales and marketing expenses increased by $3,522 or 98%, to $7,124 for the six months ended June 30, 2007 compared to $3,602 in the comparable period of 2006, primarily as a result of an increase in travel expenses.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses relating to non-related parties decreased to $785,737 in 2007 compared to $997,241 in 2006. These expenses by division are as follows:

The decrease was primarily attributable to a decrease in compensation expenses, maintenance expenses, legal and professional fees. In 2007, general and administrative expenses consisted of the following: 18% was for depreciation of tangible assets, 10% was for consulting fees, 13% was for employee payroll, 13% was for fees for professional and auditing services, 2% was for investor relation expenses, 20% was for compensation expenses and 24% was for rent, utilities, general office supplies, communications and corporate insurance expenses. For 2006, 12% was for depreciation of tangible assets, 8% was for employee payroll, 24% was for fees for professional and auditing services, 1% was for investor relation expenses, 44% was for compensation expenses and 11% was for rent, utilities, general office supplies, communications and corporate insurance expenses.

General and administrative expenses - related parties for the six months ended June 30, 2007 and 2006 were $73,808 and $72,982, respectively. These expenses included management fees and administrative expenses payable by the Company to LSH. In 2007, LSH billed the Company's Malaysian subsidiaries, DASB and SDAM, administrative expenses of $13,808 and $12,982 for administration and clerical fees incurred by LSH on behalf of DASB and SDAM. The Company also incurred management fees of $60,000 each for 2007 and 2006. The management fee was charged on the basis of time spent for the administration and management services provided to the Company.

PREVIOUSLY DEFERRED GAIN ON SALE OF TECHNOLOGY - RELATED PARTY

The gain represents the recognition of a previously deferred gain of $55,749 and $44,354, respectively, related to a similar amount the Company received from its long-term receivable - related party. Each of the receivable balance and total deferred gain was $108,247, as of December 31, 2006. This amount arose in the year ended December 31, 1998 when the Company sold assets used in the operations of a subsidiary to a related company. Due to the uncertainty of collection of the related receivable, the related gain on the sale of the assets was deferred and is to be recognized only after all costs have been recovered and as payments are received. During the year ended December 31, 2002, payments received by the Company exceeded all remaining costs. As a result of cash payments received, the Company's long-term receivable - related party and deferred gain balances were each reduced to $54,473, as of June 30, 2007.

INCOME TAXES

Income taxes represent the provision for the Company's Malaysian opertions. There was no provision for the Company's United States operations as such entities sustained taxable losses.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2007, the Company had net cash of $16,591.

In 2007, operations were funded primarily from internally generated funds and working capital advanced from time to time by the principal shareholder, director and officer of the Company. These advances bear no interest and have no fixed terms of repayment.

As of June 30, 2007, the Company owed Patrick Lim, the Company's principal shareholder, Chief Executive Officer and Chairman $15,312. Additionally, as of June 30, 2007, the Company owed an affiliated company in which Mr. Lim has a financial interest, $88,244 for short-term cash advances made to a subsidiary of the Company for working capital purposes from time to time and for management fees. These amounts are unsecured, bear no interest and have no fixed terms of repayment.

Net cash provided by operating activities of $43,135 in 2007 was primarily the result of income and non-cash expenses.

Net cash used in investing activities totaled $6,274 and was for the purchase of equipment.

Net cash provided by financing activities totaled $74,665 and was due to the borrowings from an affiliated company totaling $70,098 and advances from the Company's principal shareholder of $4,567.

For 2007, the Company will be expanding into new businesses that include provision of outsourced business services, RFID enabled tracking solutions and supply chain management services. The Company expects to incur further expenses to acquire technologies that are synergistic to the new businesses and will help the Company to rollout the new businesses in the shortest time possible. The Company estimates that it will require $3.5 million to finance the set-up cost of its new businesses. The Company also expects that it will require a further $2.0 million to finance the set-up cost and working capital of its new businesses.

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

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of our business we are periodically threatened with or named as a defendant in legal proceedings. As of the end of the period for which this report is filed, there are no pending legal proceedings to which we are a party or to which our property is subject that management believes to be material to our business, results of operations or financial condition.

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




                                            SECURED DIGITAL APPLICATIONS, INC.
                                                      (Registrant)



DATE: AUGUST 14, 2007                       BY: /s/ Patrick Soon-Hock Lim
                                            ------------------------------
                                            Patrick Soon-Hock Lim
                                            Chairman & Chief Executive Officer



DATE: AUGUST 14, 2007                       BY: /s/ Voon Fui Yong
                                            ------------------------------
                                            Voon Fui Yong
                                            Chief Accounting Officer