Form 10-Q
period 2007-09-30
SECURED DIGITAL APPLICATIONS INC
filed 2007-11-14
CIK 940516

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007 OR


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

 Large accelerated filer __    Accelerated filer __   Non-accelerated filer  X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                   Yes     No  X
                                      ---     ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


            Class                          Number of shares outstanding at November 14, 2007
--------------------------------     ------------------------------------------------------------
Common stock, $.00001 par value                              136,196,814

FORM 10-Q
3RD QUARTER

                                      INDEX

                                                                                                           Page

PART I  - FINANCIAL INFORMATION

         ITEM 1. FINANCIAL STATEMENTS

         Consolidated balance sheets as at September 30, 2007 (Unaudited)                                  3 - 4
         and December 31, 2006 (Audited)

         Consolidated statements of income and comprehensive income for the three-month
         and nine-month periods ended September 30, 2007 and 2006 (Unaudited)                              5 - 6

         Condensed consolidated statements of cash flows for the nine-month
         periods ended September 30, 2007 and 2006 (Unaudited)                                               7

         Notes to consolidated financial statements (Unaudited)                                             8 - 15

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS                                                                         16 - 22

         ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                  23

         ITEM 4. CONTROLS AND PROCEDURES                                                                     23

PART II - OTHER INFORMATION

         ITEM 1. LEGAL PROCEEDINGS                                                                           24

         ITEM 1A. RISK FACTORS                                                                               24

         ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS                                 24

         ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                                             24

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                         24

         ITEM 5. OTHER INFORMATION                                                                           24

         ITEM 6. EXHIBITS                                                                                    25

         SIGNATURES                                                                                          26

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


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                               SEPTEMBER 30, 2007

                                                                                  September 30,        December 31,
                                                                                       2007                 2006
                                                                                ------------------- --------------------
                                                                                   (Unaudited)

                    ASSETS

Current assets:
     Cash                                                                      $             54,248 $              7,644
     Trade and other accounts receivable
       less allowance for doubtful accounts of $26,955 and $26,006,
        respectively                                                                     10,638,466            8,327,515
     Prepaid expenses                                                                        58,170               14,142
     Current assets of discontinued operations                                                   --              220,540
                                                                                ------------------- --------------------
      Total current assets                                                               10,750,884            8,569,841
Property and equipment, net                                                                 812,450              990,590
Long-term receivables, related party                                                         25,954              108,247
Goodwill                                                                                    471,260              471,260
Non-current assets of discontinued operations                                                    --               28,351
                                                                                ------------------- --------------------
                                                                               $         12,060,548 $         10,168,289
                                                                                =================== ====================

                    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current portion of capital lease obligations                              $             34,676 $             33,455
     Accounts payable                                                                       390,002              678,511
     Accrued expenses                                                                        89,002               65,595
     Amount due to an affiliated company                                                    121,901               17,927
     Amount due to a director                                                                77,924               10,578
     Amounts due to directors of subsidiary                                                 104,060              100,396
     Income tax payable                                                                     428,567               11,045
     Current liabilities of discontinued operations                                              --              254,150
                                                                                ------------------- --------------------
              Total current liabilities                                                   1,246,132            1,171,657
Deferred tax                                                                                204,010              208,723
Deferred gain                                                                                25,954              108,247
                                                                                ------------------- --------------------
Total liabilities                                                                         1,476,096            1,488,627
                                                                                ------------------- --------------------

                                  (continued)

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                               SEPTEMBER 30, 2007

                                                                                       September 30,     December 31,
                                                                                           2007              2006
                                                                                      ---------------  ----------------
                                                                                        (Unaudited)

Minority interest                                                                             212,687           180,866
                                                                                      ---------------  ----------------

Commitments and contingencies

Shareholders' equity:
  Series B convertible preferred stock, $0.10 par value;                                       10,000            10,000
   1,000,000 shares authorized; 100,000 shares issued and
   outstanding, liquidation preference $2,500,000

  Common stock, $.00001 par value; 350,000,000 shares authorized;
   142,572,594 and 141,572,594 shares issued,
   respectively; 135,846,814 and 128,721,391 shares outstanding,
   respectively                                                                                 1,370             1,287
  Additional paid-in capital                                                                7,338,165         6,746,129
  Common treasury stock, 6,725,780 and 12,851,203 shares at cost, respectively                     --                --
  Options                                                                                     110,112           101,904
  Warrants                                                                                    911,451           784,875
  Deferred compensation                                                                      (111,775)          (48,175)
  Retained earnings                                                                         1,716,147           657,384
  Accumulated other comprehensive income                                                      396,295           245,392
                                                                                      ---------------  ----------------

              Total shareholders' equity                                                   10,371,765         8,498,796
                                                                                      ---------------  ----------------

              Total liabilities and shareholders' equity                             $     12,060,548 $      10,168,289
                                                                                      ===============  ================

           See accompanying notes to consolidated financial statements

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (Unaudited)

                                                                         Three months ended        Nine months ended
                                                                           September 30,             September 30,
                                                                          2007        2006         2007         2006
                                                                       ----------   ---------   ----------   ----------

Revenues:

Services:
  Related parties                                                     $   739,314  $  268,497  $ 1,599,424  $   427,794
  Others                                                               11,078,756   9,370,016   31,599,658   25,213,694
                                                                       ----------   ---------   ----------   ----------
                                                                       11,818,070   9,638,513   33,199,082   25,641,488
                                                                       ----------   ---------   ----------   ----------

Cost of revenues:

Services:
  Related parties                                                         221,794      80,549      479,827      128,414
  Others                                                               10,550,968   8,681,259   30,093,297   24,012,729
                                                                       ----------   ---------   ----------   ----------
                                                                       10,772,762   8,761,808   30,573,124   24,141,143
                                                                       ----------   ---------   ----------   ----------
Gross profit                                                            1,045,308     876,705    2,625,958    1,500,345
                                                                       ----------   ---------   ----------   ----------

Operating expenses:
     Sales and marketing                                                   22,131      11,640       29,255       15,242
     General and administrative:
       Related parties                                                     36,911      36,519      110,719      109,501
       Others                                                             519,583     381,154    1,305,320    1,378,395
                                                                       ----------   ---------   ----------   ----------
Total operating expenses                                                  578,625     429,313    1,445,294    1,503,138
                                                                       ----------   ---------   ----------   ----------
Income (loss) from operations                                             466,683     447,392    1,180,664       (2,793)
                                                                       ----------   ---------   ----------   ----------

Other income (expense):
     Interest expense                                                           -        (303)           -       (1,912)
     Gain (loss) on foreign currency transactions                          58,854      (6,590)     168,672       52,167
     Previously deferred gain on sale of
       technology - related party                                          28,798      22,002       84,547       66,356
     Write-off of old vendor payables                                      35,512           -       35,512            -
     Other income                                                               2      64,570        5,180       82,803
                                                                       ----------   ---------   ----------   ----------
                                                                          123,166      79,679      293,911      199,414
                                                                       ----------   ---------   ----------   ----------
Income before provision for income taxes
and minority interest                                                     589,849     527,071    1,474,575      196,621

Provision for (income taxes) tax credits                                 (179,938)    111,735     (396,835)      26,813
                                                                       ----------   ---------   ----------   ----------
Income before minority interest                                           409,911     638,806    1,077,740      223,434

Minority interest                                                         (11,034)    (10,403)     (24,726)     (19,273)
                                                                       ----------   ---------   ----------   ----------
Income from continuing operations                                         398,877     628,403    1,053,014      204,161

Discontinued operations:
     Income (loss) from discontinued
     operations - net of minority interest and
     income taxes                                                              (2)   (252,620)     (17,250)     148,158
     Gain on disposal of discontinued subsidiaries                             15     156,649       22,999      156,649
                                                                       ----------   ---------   ----------   ----------
Income (loss) from discontinued operations                                     13     (95,971)       5,749      304,807
                                                                       ----------   ---------   ----------   ----------

           See accompanying notes to consolidated financial statements

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (CONTINUED)
                                   (Unaudited)

                                                                        Three months ended         Nine months ended
                                                                          September 30,              September 30,
                                                                        2007         2006          2007         2006
                                                                     -----------  -----------   -----------  -----------


Net income                                                          $    398,890 $    532,432  $  1,058,763 $    508,968
                                                                     ===========  ===========   ===========  ===========


COMPREHENSIVE INCOME

Net income                                                          $    398,890 $    532,432  $  1,058,763 $    508,968

Other comprehensive income:

Foreign currency translation adjustments                                  93,118      (85,138)      150,904       67,324
                                                                     -----------  -----------   -----------  -----------

Comprehensive income                                                $    492,008 $    447,294  $  1,209,667 $    576,292
                                                                     ===========  ===========   ===========  ===========

Net income per common share:
     Basic and diluted **                                           $          * $          *  $          * $          *
                                                                    ============ ============= ============ ============

Weighted average shares outstanding:
     Basic                                                           133,817,031  137,745,028   131,303,755  134,349,121
                                                                     ===========  ===========   ===========  ===========

     Diluted                                                         156,624,406  138,126,006   156,711,538  136,443,626
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

           See accompanying notes to consolidated financial statements

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                               Nine Months Ended
                                                                                        September 30,    September 30,
                                                                                             2007            2006
                                                                                         ------------   ---------------


CASH FLOWS FROM OPERATING ACTIVITIES
     Change in operating assets and liabilities of continuing operations                $       9,632  $       (208,902)
     Change in operating assets and liabilities of discontinued operations                       (687)         (371,247)
                                                                                         ------------   ---------------
         Net cash provided by (used in) operating activities                                    8,945          (580,149)
                                                                                         ------------   ---------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from disposal of equipment of discontinued operations                                --                --
     Proceeds from disposal of equipment                                                           --           631,828
     Purchase of equipment                                                                     (6,543)          (37,008)
     Purchase of equipment of discontinued operations                                              --            (1,010)
                                                                                         ------------   ---------------
         Net cash provided by (used in) investing activities                                   (6,543)          593,810
                                                                                         ------------   ---------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of common stock                                                        --            80,000
     Net proceeds from advances from affiliated company                                       103,590            49,934
     Net proceeds from (repayment of) advances from a director                                 67,053           (12,213)
     Payments of obligations under capital leases                                                  --           (11,431)
     Financing activities of discontinued operations                                               --           (60,929)
                                                                                         ------------   ---------------
           Net cash provided by financing activities                                          170,643            45,361
                                                                                         ------------   ---------------

FOREIGN CURRENCY TRANSLATION ADJUSTMENT
- continuing activities                                                                      (127,603)         (181,224)
- discontinued activities                                                                       1,162           124,118
                                                                                         ------------   ---------------
Net increase in cash                                                                           46,604             1,916
Cash, beginning of period                                                                       7,644            32,983
                                                                                         ------------   ---------------
Cash, end of period                                                                     $      54,248  $         34,899
                                                                                         ============   ===============

Supplemental disclosure of cash flow information:

Cash paid for interest
- continuing operations                                                                 $          --  $          1,912
- discontinued operations                                                                          --            69,313
                                                                                         ============   ===============
                                                                                                   --            71,225
                                                                                         ============   ===============

Cash paid for income taxes
- continuing operations                                                                 $          --  $            135
- discontinued operations                                                                          --            57,236
                                                                                         ============   ===============
                                                                                                   --            57,371
                                                                                         ============   ===============

           See accompanying notes to consolidated financial statements

                       SECURED DIGITAL APPLICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007
                                   (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Secured Digital Applications, Inc. (the "Company ") have been prepared in accordance with generally accepted accounting principles for interim financial information and with Item 10-1 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2006, as filed with the Securities and Exchange Commission.

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

INVENTORIES

Inventories, which were comprised of peripherals for surveillance and wireless communication, information technology hardware, software and accessories, were stated at the lower of cost or net realizable value. Cost is determined on a first-in, first-out basis. The value of the inventories was written down to $0 in 2006 as it was deemed to be unsaleable.

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

For the three and nine months ended September 30, 2007, provision for income taxes amounted to $179,938 and $396,835, respectively, and provision for tax credits amounted to $111,735 and $26,813 for the three and nine months ended September 30, 2006, respectively. The provisions are net of the benefit of any available net operating losses, for income tax payable on the Company's operations in Malaysia.

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

NET INCOME PER COMMON SHARE

Basic net income per share is calculated by dividing net income applicable to common shareholders by the weighted average number of common shares outstanding for the three and nine months ended September 30, 2007 and 2006. Diluted income per share is computed using the weighted average number of shares determined for the basic computations plus the number of shares of common stock that would be issued assuming all contingently issuable shares having a dilutive effect on earnings per share were outstanding for the period. The calculation of basic and diluted income per share is as follows (in thousands, except per-share amounts):

                                                       Three Months Ended                     Nine Months Ended
                                                September 30,       September 30,    September 30,     September 30,
                                                     2007                2006             2007              2006
                                              ------------------  ------------------ --------------  -------------------
Net income                                   $               399 $               532 $        1,059 $                509
                                              ==================  ================== ==============  ===================

Weighted average shares outstanding - basic              133,817             137,745        131,304              134,349
                                              ==================  ================== ==============  ===================

Net income per share - basic **              $                 * $                 * $            * $                  *
                                             =================== =================== ============== ====================

*   Less than $.01 per share
** Net income per common share for discontinued operations is less than $.01 per share and not presented separately.

                                                       Three Months Ended                     Nine Months Ended
                                                September 30,       September 30,    September 30,     September 30,
                                                     2007                2006             2007              2006
                                              ------------------  ------------------ --------------  -------------------
Weighted average shares outstanding -
basic                                                    133,817             137,745        131,304              134,349
Common stock issuable to                                   1,252                 381          4,637                2,095
consultant
Convertible preferred stock                               20,000                  --         20,000                   --
Dilutive stock options and warrants                        1,555                  --            770                   --
                                              ------------------  ------------------ --------------  -------------------
Weighted average shares outstanding -
diluted                                                  156,624             138,126        156,711              136,444
                                              ==================  ================== ==============  ===================
Net income per share - diluted **             $                *  $                * $            *  $                 *
                                              ==================  ================== ==============  ===================

*   Less than $.01 per share
** Net income per common share for discontinued operations is less than $.01 per share and not presented separately.

For the three and nine months ended September 30, 2007 and 2006, 1,080,000 options were excluded from the calculation of earnings per share as their issuance prices were in excess of the average market price for the period. For the three and nine months ended September 30, 2006, 4,600,000 warrants were excluded in the calculation of earnings per share as their issuance prices were in excess of the average market price for the period.

STOCK-BASED COMPENSATION

The Company adopted SFAS No. 123R, "Share-Based Payments", effective from January 1, 2006, utilizing the "modified prospective" method as described in the standard. Under the "modified prospective" method, compensation cost is recognized for all share-based payments granted after the effective date and for all unvested awards granted prior to the effective date. The Company recognized $2,200 and $7,560, and $3,640 and $12,227 in total stock-based compensation expense during the three and nine months ended September 30, 2007 and 2006, respectively. Total unvested stock-based compensation expense was $7,585 at September 30, 2007 and had a total weighted average remaining term of 1.92 years.

The Company did not issue any options to employees and officers during the nine months ended September 30, 2007.

Stock options and warrants granted to non-employees are recorded at their fair value, as determined in accordance with SFAS 123 "Accounting for Stock Based Compensation" and Emerging Issues Task Force Consensus No. 96-18, and recognized over the related service period.


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


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48), an interpretation of FASB Statement No. 109, "Accounting for Income Taxes", which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on de-recognition of a previously recognized tax position, classification, interest and penalties, accounting in interim periods and disclosures. The provisions of FIN 48 are effective beginning January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to the opening balance of retained earnings. FIN 48 did not have an effect on the financial position or results of operations of the Company.


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

In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108), to provide guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. Under SAB 108, companies should evaluate a misstatement based on its impact on the current year income statement, as well as the cumulative effect of correcting such misstatements that existed in prior years existing in the current year's ending balance sheet. SAB 108 will become effective for the Company in its fiscal year ending December 31, 2007. The Company does not expect this pronouncement to have a material effect on the financial position or results of operations of the Company.

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

Through reorganization, the Company disposed of a number of operating subsidiaries. The assets and liabilities of Gallant Service Centre Sdn Bhd ("GSC"), through which the Company owned a majority interest in the Gallant group of companies, and Armor Multi Systems Sdn Bhd ("AMS") and Armor Multi Services Sdn Bhd ("AMSSB"), were sold to a third party on September 18, 2006.

On September 18, 2006, the Company sold all the shares of SDAM which included its subsidiary companies, AMS, AMSSB, a 60% owned subsidiary of AMS, GSC and other Gallant subsidiaries, to a third party and recognized a gain on disposal of $46,472. The receivable from the sale is due in one year or less from the date of sale unless extended by the parties and the receivable bears no interest. At September 30, 2007 and December 31, 2006, the Company was owed $0 and $46,472, respectively, and such amounts are included in trade and other accounts receivable.

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

The results of discontinued operations for the three and nine months ended September 30, 2007 and 2006 are as follows:



                                                         Three Months Ended                   Nine Months Ended
                                                  September 30,     September 30,     September 30,     September 30,
                                                       2007              2006              2007              2006
                                                 ----------------  ----------------- ----------------- ----------------
Revenue                                          $             --  $         (58,777) $             -- $      2,244,801
Cost of revenues                                               --            156,628                --        1,515,493
                                                 ----------------  ----------------- ----------------- ----------------
Gross profit                                                   --           (215,405)               --          729,308
Operating expenses                                             --            (65,991)          (17,250)        (458,658)
                                                 ----------------  ----------------- ----------------- ----------------
Income (loss) from operations                                  --           (281,396)          (17,250)         270,650
Other income                                                   --             27,581                --           51,385
                                                 ----------------  ----------------- ----------------- ----------------
Income (loss) before tax                                       --           (253,815)          (17,250)         322,035
Income tax                                                     --             (1,396)               --         (218,777)
                                                 ----------------  ----------------- ----------------- ----------------
Income (loss) before minority interest                         --           (255,211)          (17,250)         103,258
Minority interest                                              --              2,591                --           44,900
                                                 ----------------  ----------------- ----------------- ----------------
Income (loss) from discontinued operations       $             --  $        (252,620) $        (17,250) $       148,158
                                                 ================  ================= ================  ================


4. RELATED PARTY ACTIVITY

LSH ASSET HOLDINGS SDN BHD ("LSH"):

LSH is a company wholly-owned by the Company's Chief Executive Officer and his wife. LSH billed the Company management fees totaling $30,000, $90,000, $30,000 and $90,000 for the respective three and nine months ended September 30, 2007 and 2006. LSH also billed DASB and SDAM $6,911, $20,719, $6,519 and $19,501 for the respective three and nine months ended September 30, 2007 and 2006, for administrative and clerical charges. LSH also made short term advances to the Company from time to time for working capital purposes. As of September 30, 2007 and December 31, 2006, the amount due to LSH was $121,901 and $17,927, respectively. This amount is unsecured, bears no interest, has no fixed terms of repayment, and is recorded in the financial statements as "Amount due to an affiliated company".

SYNERVEST SDN BHD ("SSB")

A director of one of the Company's Malaysian subsidiaries is a director of SSB and holds a 60% equity interest in SSB. At December 31, 2006, long-term receivables, related parties, consisted of $108,247 due from SSB. This amount primarily arose in the year ended December 31, 1998 when the Company sold to SSB assets used in the operations of a subsidiary. These assets, comprised of analog video hardware and peripherals and a patent for image display, were sold to SSB for a total sum of $1,661,175. Due to the uncertainty of collection of the related receivable, a related gain on the sale of the assets was deferred and is to be recognized only after all costs have been recovered and as payments are received. During the year ended December 31, 2002, payments received by the Company exceeded all remaining costs. The Company received $28,798, $84,547, $22,002 and $66,356 of the outstanding receivable during the three and nine months ended September 30, 2007 and 2006, respectively, resulting in a realization of gain on sale of assets, related party for those periods. The deferred gain included in the balance sheet has been reduced accordingly. As of September 30, 2007 and December 31, 2006, accounts receivable from the related entity totaled $25,954 and $108,247, respectively, and is recorded in the financial statements as "Long-term receivables, related party".

MY ARCHITECT ("MYA")

A director of one of the Company's Malaysian subsidiaries is a principal partner of MYA. During the three and nine months ended September 30, 2007 and 2006, the Company received fees of $739,314, $1,599,424, $268,497 and $427,794, respectively, from consulting contracts that it entered into with MYA. The terms of repayment for the amount due from MYA are similar to terms accorded to the Company's other existing customers. At September 30, 2007 and December 31, 2006, there was no balance owed by MYA.

CHIEF EXECUTIVE OFFICER

As of September 30, 2007 and December 31, 2006, the Company owed the Chief Executive Officer of the Company $77,924 and $10,578, respectively, for short-term cash advances made to the Company for working capital purposes from time to time. The amount owing to the Chief Executive Officer is unsecured, bears no interest, has no fixed terms of repayment and is recorded in the financial statements as "Amount due to a director".

DIRECTORS OF MALAYSIAN SUBSIDIARY

On September 18, 2006, one of the Company's Malaysian subsidiaries acquired 1,150,000 shares of another Malaysian subsidiary from such subsidiary's directors, Mustaffar Yacob and Wan Abdul Razak, for a total consideration of RM567,500 (approx. $154,000). The balance was due in one year or less from the date of purchase unless extended by the parties and such debt bears no interest. At September 30, 2007 and December 31, 2006, the Company owes the directors RM354,500 ($104,060 at September 30, 2007 and $100,396 at December 31, 2006) and
is recorded in the financial statements as "Amount due to directors of subsidiary".

The amounts owed to Mustaffar Yacob and the estate of Wan Abdul Razak have yet to be fully settled as at September 30, 2007. Wan Abdul Razak died intestate and the Company is waiting for instructions from his estate. Mr. Mustaffar agreed to extend the payment term by another six months.


5. PREFERRED STOCK

On October 23, 2006, the Company executed a share exchange agreement with LSH whereby LSH exchanged 20,000,000 shares of the Company's common stock held by LSH in exchange for 100,000 shares of the Company's newly created Series B Voting Convertible Preferred Stock (the "Voting Preferred"), which is convertible into shares of common stock at a fixed ratio of 200 shares of common stock for 1 share of Voting Preferred stock. The 20,000,000 shares are available for re-issuance at a future date. The Voting Preferred stock is entitled to receive dividends in preference to any dividend on the common stock, as, when and upon such terms as may be declared by the Company.

6. COMMON STOCK

The Company signed a compensation agreement with a consultant on April 15, 2006 under which the Company issued an aggregate of 1,000,000 shares of its common stock to the consultant for services rendered for the twelve-month period ended April 15, 2007. The Company issued 250,000 shares of common stock on each of the following dates: October 16, 2006, November 22, 2006, January 15, 2007 and April 20, 2007.

On November 28, 2006, the Company issued 1,500,000 shares of common stock and on April 20, 2007, the Company reissued from its treasury stock 500,000 shares of common stock to a consultant pursuant to a compensation agreement dated November 1, 2006, under which the Company agreed to issue an aggregate of 2,000,000 shares of its common stock for services rendered for the six-month period ended April 30, 2007.

On December 5, 2006 and February 9, 2007, the Company reissued from its treasury stock 200,000 and 100,000 shares of common stock to a consultant pursuant to a compensation agreement dated December 4, 2006, under which the Company agreed to issue an aggregate of 600,000 shares of its common stock to the consultant as payment for services rendered to the Company for the six-month period ended June 4, 2007. This agreement was terminated on March 31, 2007 and no further amounts are due to the consultant.

On February 6, 2007, the Company reissued from its treasury stock 425,423 shares of common stock to a consultant as payment for services rendered to the Company for total consideration of $26,376 based on the market value of $0.062 per share on the date of issuance.

The Company signed a compensation agreement with a consultant on May 1, 2007 under which the Company agreed to issue an aggregate of 400,000 shares of its common stock to the consultant for services to be rendered for the twelve-month period ending April 30, 2008. The Company shall issue to the consultant 100,000 shares of common stock quarterly in advance commencing May 1, 2007. On each of June 13, 2007 and October 22, 2007, the Company reissued from its treasury stock 100,000 shares of common stock, respectively.

On October 21, 2006, the Company approved an award of incentive compensation to the Chief Executive Officer and Chairman, Patrick Lim, of 500,000 shares of common stock per year if the Company in that year achieves a compounded growth in revenue in the Company's consolidated financial statements, as reported in the Company's annual report to the Securities and Exchange Commission, of at least 15% over the prior year. In 2006, the Company achieved the growth rate and accrued compensation expense of $33,000 for the year ended December 31, 2006. On May 31, 2007, the Company issued 500,000 shares of common stock.

The Company signed a compensation agreement with a consultant on June 1, 2007 under which the Company agreed to issue an aggregate of 2,000,000 shares of its common stock to the consultant for services to be rendered for the six-month period ending December 1, 2007. On each of June 1, 2007 and September 4, 2007, the Company reissued from its treasury stock 1,000,000 shares of common stock.

The Company signed a compensation agreement with a consultant on June 11, 2007 under which the Company agreed to issue an aggregate of 2,000,000 shares of its common stock to the consultant for services to be rendered for the six-month period ending December 10, 2007. On each of June 13, 2007 and September 11, 2007, the Company reissued from its treasury stock 1,000,000 shares of common stock.

In July 2007, the Company entered into two separate agreements with an investor in private placements to sell 540,000 and 460,000 shares of its common stock at $.065 and $.07 per share, respectively, for total consideration of $67,300. The closing dates for the private placements were August 10, 2007 and August 30, 2007, respectively.

The Company signed a compensation agreement with a consultant on August 20, 2007 under which the Company agreed to issue an aggregate of 1,000,000 shares of its common stock to the consultant for services to be rendered for the twelve-month period ending July 14, 2008. On October 17, 2007, the Company reissued from its treasury stock 250,000 shares of common stock.

7. STOCK OPTIONS

On April 5, 2007, the Company signed an agreement with a consultant under which the Company granted stock options for an aggregate of 2,000,000 shares of its common stock to the consultant as a performance incentive for services to be rendered for a two year period ending April 4, 2009. The options are exercisable on a quarterly basis over the two year term of the contract in the following manner:

   Trading Period                  Market capitalization                                      Exercise Price
                                       ($in millions)    Vesting Date        No. of options    Per Share ($/sh)
   April 5 - July 4, 2007                  13.53         July 5, 2007            250,000            0.10
   July 5 - October 4, 2007                20.29         October 5, 2007         250,000           0.125
   October 5 - January 4, 2008             30.44         January 5, 2008         250,000            0.15
   January 5 - April 4, 2008               45.63         April 5, 2008           250,000           0.175
   April 5 - July 4, 2008                  57.04         July 5, 2008            250,000            0.20
   July 5 - October 4, 2008                71.30         October 5, 2008         250,000           0.225
   October 5 - January 4, 2009             89.12         January 5, 2009         250,000            0.25
   January 5 - April 4, 2009               111.40        April 5, 2009           250,000            0.30

The stock options may only be exercisable subject to the consultant meeting the following conditions:
(1) progressively increasing SDA's market capitalization between April 5, 2007 and April 4, 2008 by at least 50% over the previous trading period;
(2) progressively increasing SDA's market capitalization between April 5, 2008 and April 4, 2009 by at least 25% over the previous trading period. This increase shall be maintained for at least five consecutive trading days during the trading period; and
(3) SDA's average daily trading volume exceeding 500,000 shares during each trading period.

The Company recognized $324 and $648 in total compensation expense during the three and nine months ended September 30, 2007. The options have a total weighted average remaining term of 1.50 years.

On October 5, 2007, the Company and the consultant executed a stock option agreement to purchase 250,000 shares of the Company's common stock at $.10 per share pursuant to the agreement described above. The Company agreed to extend the initial trading period from April 5 - July 4, 2007 to April 5 - October 4, 2007. The Company achieved a minimum market capitalization of $13.53 million for at least five consecutive trading days during said trading period. The expiration date of the stock option is five years from the date of grant. All or any part of the option shares with respect to which the right to purchase has vested may be purchased, subject to the provisions of the option agreement, at the time of such vesting or at any time or from time to time during the balance of the term of the option.


8.  WARRANTS

On October 21, 2006, the Company approved the issuance to the Chief Executive Officer of warrants to purchase 6,300,000 shares of the Company's common stock at 110% of the market price at the close of business on October 23, 2006, such warrants to be issued in three equal annual installments and which may be exercised on or before October 21, 2011. Black-Scholes valuations were performed on the warrants. The initial value of the warrants was $257,518. These costs are being amortized over three years based on the estimate of the expected term. The Company recognized compensation expense of $42,192 and $126,576 for the three and nine months ended September 30, 2007, respectively.


9. SIGNIFICANT CONCENTRATIONS OF CREDIT RISK

The Company grants credit, generally without collateral, to its customers. Two customers accounted for the following revenue:

                                      Three Months Ended                          Nine Months Ended
                               September 30,     September 30,             September 30,     September 30,
                                    2007              2006                      2007              2006
                              ----------------- -----------------         ----------------- -----------------
Customer 1                          48%               49%                       48%               49%
Customer 2                          45%               48%                       47%               49%
                              ----------------- -----------------         ----------------- -----------------
Total                               93%               97%                       95%               98%
                              ================  ================          ================  =================

At September 30, 2007, the two customers accounted for substantially all of the Company's trade accounts receivable. The large concentration of revenues with the two customers is a result of the Company's strategy of using the two customers as contractors to service certain accounts with certain long-standing accounts established by the Company, reducing credit risk and carrying costs. Allowance for doubtful accounts receivable was $26,955 at September 30, 2007 and $26,006 at December 31, 2006. The Company will continue to pursue vigorously the collection of all its outstanding accounts receivable.

Three suppliers accounted for substantially all cost of revenues during the nine months ended September 30, 2007 and 2006. The Company is not dependent upon one supplier to provide the services that it requires but made a strategic decision to engage the services of only a small number of suppliers after taking into consideration the quality of service and competitive pricing being offered. Should the need arise, the Company believes that it will be able to utilize alternative suppliers for the services that it requires.


CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION AND STATEMENTS

This Quarterly Report on Form 10-Q and the documents we incorporate by reference herein include forward-looking statements. All statements other than statements of historical facts contained in this Form 10-Q and the documents we incorporate by reference, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words "believe," "may," "estimate," "continue," "anticipate," "intend," "should," "plan," "could," "target," "potential," "is likely," "will," "expect" and similar expressions, as they relate to us, are intended to identify forward-looking statements within the meaning of the "safe harbor" provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

These forward-looking statements are subject to a number of risks, uncertainties and assumptions described in "Risk Factors" in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, and any changes thereto in Part II,
Item 1A "Risk Factors" of this Form 10-Q. In addition, our past results of operations do not necessarily indicate our future results. Moreover, the construction services and construction materials segments of our business are very competitive and rapidly changing. New risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any risk factor, or combination of risk factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Except as otherwise required by applicable laws, we undertake no obligation to publicly update or revise any forward-looking statements or the risk factors described in this Quarterly Report on Form 10-Q or in the documents we incorporate by reference, whether as a result of new information, future events, changed circumstances or any other reason after the date of this Quarterly Report on Form 10-Q. You should not rely upon forward-looking statements as predictions of future events or performance. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING ANALYSIS OF THE OPERATIONS AND FINANCIAL CONDITION OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO, OF THE COMPANY CONTAINED ELSEWHERE IN THIS FORM 10-Q.

The following is management's discussion and analysis of certain significant factors affecting our financial position and operating results during the periods included in the accompanying condensed consolidated financial statements. Except for the historical information contained herein, the matters set forth in this report are forward-looking statements.


OVERVIEW

Secured Digital Applications, Inc. ("SDA" or the "Company") is a provider of subcontracted business services. These include media production, which develops content for various technologies, including television, the Internet and free-standing displays. We also provide information technology services in such areas as biometric technology and security systems. We are in the process of developing a broad platform of outsourced core business services that will be offered to companies in the United States, Asia and Australia including digital document management, accounts receivable and payables management, bookkeeping, purchasing services and also Radio Frequency Identification (RFID) applications including inventory, asset and personnel tracking. We anticipate that we will begin offering those services in late 2007 or early 2008. We generate revenue through our majority- and wholly-owned subsidiary companies located in the United States and Malaysia.

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


Reorganization of Operating Subsidiaries
----------------------------------------

During the third quarter of 2006, the Company determined that it was in the best interests of the business and our shareholders to restructure our operating subsidiaries. The intent of the reorganization was to improve administrative efficiency and profit margins as well as to dispose of certain assets or subsidiaries that did not meet management's criteria for continued inclusion in the SDA group of companies. In particular, we determined that our subsidiaries involved in the developing business of secured shipping and in the established business of operating retail computer outlets did not meet the Company's criteria for profitability and/or fit within the Company's organization. Under the reorganization plan, substantially all of the assets and liabilities of our principal operating subsidiary, Secured Digital Applications (M) Sdn Bhd ("SDAM"), were transferred to a newly created subsidiary, DigitalApps Sdn Bhd ("DASB"). DASB thus became our principal operating subsidiary with substantially the same assets and liabilities as the former SDAM.

Through reorganization, we reduced the number of operating subsidiaries and disposed of the companies associated with our Gallant IT operations, which operated retail computer stores in metropolitan Kuala Lumpur. We also disposed of the companies through which we had been seeking to develop a secured shipping business.

In connection with the reorganization, we incorporated a new subsidiary, DASB, which will act as the principal holding company for the Company's four operating subsidiaries: Perwimas Telecommunications Sdn Bhd ("PTSB"); DigitalApps Technologies Sdn Bhd ("DAT") (formerly Secured Shipping Sdn Bhd ("SSSB")); Digital Image ID Sdn Bhd ("DID"); and DigitalsApps Media Sdn Bhd ("DAM"). DAT owns 55% of Ispec Sdn Bhd ("ISS") (formerly Innospective Sdn Bhd). DID owns 100% of Digital Kiosk Technologies Sdn Bhd ("DKT") (formerly Century Jubilee Sdn Bhd ("CJSB")), a newly incorporated subsidiary. The assets and liabilities of Gallant Service Centre Sdn Bhd ("GSC"), through which we owned a majority interest in the Gallant group of companies, and Armor Multi Systems Sdn Bhd ("AMS") and Armor Multi Services Sdn Bhd ("AMSSB"), were sold to a third party.

On June 27, 2007, the Company sold its wholly-owned subsidiary, DAT, which included its 55%-owned subsidiary, ISS, to a third party and recognized a gain on disposal of $22,984. Both DAT and ISS were operating at a loss and did not meet the Company's criteria for return on investment. The Company determined that it was in its best interest to dispose of DAT and ISS to allow its available resources and infrastructure to be better utilized in the Company's core businesses that include BPO (as defined below) services and systems integration of RFID enabled tracking applications.

SDA's present core line of business is outsourced media production and information technology applications, which account for the majority of our revenue. Our operating subsidiaries offer products in diverse lines of business including the development of Internet content, digital security and biometric products. We conduct our principal operations in Malaysia. Our subsidiaries as of September 30, 2007 are the following companies:

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

- Perwimas Telecommunications Sdn Bhd ("PTSB"), a 95%-owned Malaysian subsidiary of DASB, provides broadband and application services under licenses granted by the government of Malaysia.

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

- DigitalApps Media Sdn Bhd ("DAM"), DASB's wholly-owed subsidiary, from the date of incorporation on July 7, 2006.

- China Sea Trade Company, Inc. ("CST") (f/k/a Eystar Media, Inc.), is a wholly-owned subsidiary of SDA Worldwide, Inc., organized under Delaware law. CST offers consulting and management services to regional firms in Asia seeking to develop markets in the United States. CST began operations in early 2006 and has not generated any revenue to date.

- SDA Worldwide, Inc. ("SDAW") (f/k/a SDA America, Inc.), a wholly-owned subsidiary, organized under Delaware law. The company was originally formed as a wholly-owned corporation used as a special vehicle to secure a $6.5 million funding from Laurus Master Fund Ltd. through a private placement of securities consisting of convertible preferred stock of SDAW. As a result of the early retirement of the Laurus investment, management determined to use the corporation as the vehicle to develop the company's international trade consulting business in the United States. SDAW operated as a joint venture between September 5, 2005, and October 3, 2007 when the Company re-purchased the 20% of SDAW that it did not own from its joint venture partner. SDAW began operations in 2005 and has not generated any revenue to date.


In addition, as part of the reorganization, we increased our equity interest in PTSB from 86% to 95% by purchasing minority interests held by two of our directors, Wan Abdul Razak and Mustaffar Yacob, for aggregate consideration of approximately $154,000.

The accompanying consolidated financial statements include the accounts of Secured Digital Applications, Inc. and its subsidiaries.

For the three months and nine months ended September 30, 2007 and 2006, the Company's revenue was generated primarily from the following activities:

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

We plan to continue to devote the bulk of our resources to core operations in Asia, particularly Malaysia, as management believes that the growth of Asian economies has been favorable and is likely to continue. The Company continues to review potential acquisitions in Asia, primarily of regional companies in Malaysia, Thailand, and the People's Republic of China, in an effort to add operations that will meet management's standards and provide superior opportunities for growth after acquisition.

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



Strategic Contractual Relationships

The Company seeks to enter strategic agreements, both formal and informal, with other providers of goods or services that are compatible with the Company's existing businesses. Such arrangements include license agreements, requirements contracts and service agreements. The Company may also seek to acquire business enterprises that offer goods and services that are of benefit to the Company and its shareholders. We cannot forecast whether these strategic relationships will generate any revenue in 2007.

On October 27, 2007, the Company entered into a Supply Agreement (the "Supply Agreement") with Collier Consulting Inc. of Memphis, Tennessee, USA ("Collier") pursuant to which the Company agreed to sell to Collier and Collier agreed to purchase from the Company units of the Company's EyStar GPS Personal and Vehicle Tracker (the "Product") for a total purchase price of $16,000,000. The Supply Agreement provides that Collier will satisfy its aggregate purchase obligation in increments over a period of 10 months following the execution date of the Supply Agreement upon a mutually agreeable time frame.


The pocket-size EyStar GPS operates under the worldwide GSM/GPRS network and uses a high sensitivity GPS receiver for near-indoor tracking featuring quad-bands (850/900/1800/1900 MHz). It can be used as an emergency cellular phone with speed dialing for two-way voice communication, and to place a silent call to an emergency number or police using a digital voice and text to report location, date and time. Any navigation or Google Earth map can be used for the tracking.


The EyStar GPS can operate in both SMS and GPRS modes. This gives EyStar GPS the ability to transmit its position as a text message or it can be monitored in real-time via the Internet. The EyStar GPS has a unique Geo-Fence feature that can trigger an alert when the device enters or exits a pre-defined area. In addition to using the EyStar GPS to track individual vehicles, other potential uses include fleet management, and the tracking of school children or personal assets. The EyStar GPS has a built-in capability where normal GPS is unable to do so. It is well-suited for location-based service providers and system integrators interested in providing affordable personal vehicle monitoring services to a broad range of subscribers. It is compatible with all automobiles, domestic and import, presently represented in the United States.




Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto.

The following table sets forth certain operating data for the Company and its subsidiaries for the periods as indicated below.

                                                           Nine Months Ended September 30,
                                                               2007               2006
                                                        -----------------   -----------------
Revenues                                                $      33,199,082     $    25,641,488

Gross profit                                                    2,625,958          1,500,345
Sales and marketing                                                29,255             15,242
General and administrative                                      1,416,039          1,487,896
Gain on disposal of assets-related parties                         84,547             66,356
Income from continuing operations                               1,053,014            204,161
Income from discontinued operations                                 5,749            304,807
Net income                                                      1,058,763            508,968

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2007 TO THE THREE MONTHS ENDED SEPTEMBER 30, 2006


REVENUES

Revenues increased by $2,179,557, or 23%, to $11,818,070 for the three months ended September 30, 2007 ("2007") as compared to $9,638,513 for the three months ended September 30, 2006 ("2006").

The increase in total revenue in 2007 as compared to 2006 was mainly due to an increase in fees earned from the production of multimedia programs and business contracts. The increase in revenue from the production of multimedia programs was the result of sub-contract work from the Company's two major customers. Revenue for project consulting services was generated from contracts that the Company secured in 2001 through 2004. In 2007, two customers accounted for 48% and 45% of total revenue, respectively. In 2006, the same two customers accounted for 49% and 48% of total revenue, respectively.


GROSS PROFIT

Gross profit increased to $1,045,308 in 2007 compared to $876,705 in 2006.

The gross profit percentage was 8.8% in 2007 and 9.1% in 2006. The Company is striving to improve its quality of services and efficiency with the objective to increase its gross profit percentage. The outsourcing of content production work enabled the Company to develop a team of contractors that will assist the Company in producing multimedia content and applications that are crucial to its future business operation.


SALES AND MARKETING EXPENSES

Sales and marketing expenses increased by $10,491 or 90%, to $22,131 in 2007 compared to $11,640 in 2006, primarily as a result of an increase in travel expenses.


GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses relating to non-related parties increased to $519,583 in 2007 compared to $381,154 in 2006. The increase was primarily attributable to an increase in compensation expenses, investor relation expenses, employee payroll and depreciation.

In 2007, general and administrative expenses consisted of the following: 14% was for depreciation of tangible assets, 17% was for employee payroll, 8% was for fees for professional and auditing services, 5% was for investor relation expenses, 46% was for compensation expenses and 10% was for rent, utilities, general office supplies, communications and corporate insurance expenses. For 2006, 5% was for depreciation of tangible assets, 12% was for employee payroll, 35% was for fees for professional and auditing services, 3% was for investor relation expenses, 15% was for compensation expenses and 30% was for rent, utilities, general office supplies, communications and corporate insurance expenses.

General and administrative expenses - related parties in 2007 and 2006 were $36,911 and $36,519, respectively. These expenses included management fees and administrative expenses payable by the Company to a company in which Mr. Patrick Lim, the Chairman and Chief Executive Officer of the Company, has a financial interest. In 2007 and 2006, the related company, LSH Assets Holdings Sdn Bhd ("LSH"), billed the Company's Malaysian subsidiaries, DASB and SDAM, administrative expenses of $6,911, 0, $6,519 and $0, respectively, for administration and clerical fees incurred by LSH on behalf of DASB and SDAM. The Company also incurred management fees of $30,000 each for 2007 and 2006. The management fee was charged on the basis of time spent for the administration and management services provided to the Company.


PREVIOUSLY DEFERRED GAIN ON SALE OF TECHNOLOGY - RELATED PARTY

In 2007 and 2006, the Company included recognition of a previously deferred gain of $28,798 and $22,002, respectively, related to a similar amount the Company received from its long-term receivable - related party. Each of the receivable balance and total deferred gain was $108,247 as of December 31, 2006. These amounts arose in the year ended December 31, 1998 when the Company sold assets used in the operations of a subsidiary to a related company. Due to the uncertainty of collection of the related receivable, a related gain on the sale of the assets was deferred and is to be recognized only after all costs have been recovered and to the extent the receivable is collected. During the year ended December 31, 2002, payments received by the Company exceeded all remaining costs. As a result, the Company's long-term receivable - related party and deferred gain balances were each reduced to $25,954, as of September 30, 2007.

WRITE-OFF OF OLD VENDOR PAYABLES

The Company wrote off vendor payables totaling $35,512 in 2007. The amounts owed were at least three years old and management determined that such amounts were no longer owed.

INCOME TAXES

Income taxes represent the provision for the Company's Malaysian operations and are net of any available net operating losses. There was no provision for the Company's United States operations as such entities sustained taxable losses.


COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2007 TO THE NINE MONTHS ENDED SEPTEMBER 30, 2006


REVENUES

Revenues increased by $7,557,594, or 29%, to $33,199,082 for the nine months ended September 30, 2007 ("2007") as compared to $25,641,488 for the nine months ended September 30, 2006 ("2006").

The increase in total revenue in 2007 as compared to 2006 was mainly due to an increase in fees earned from the production of multimedia programs and business contracts. The increase in revenue from the production of multimedia programs was the result of sub-contract work from the Company's two major customers. Revenue for project consulting services was generated from contracts that the Company secured in 2001 through 2004. In 2007, two customers accounted for 48% and 47% of total revenue, respectively. In 2006, the same two customers each accounted for 49% of total revenue.


GROSS PROFIT

Gross profit increased to $2,625,958 for the nine months ended September 30, 2007 compared to $1,500,345 during the comparable period in 2006. The gross profit percentage increased to 7.9% in 2007 from 5.9% in 2006. The increase in gross profit percentage in 2007 was due to higher revenue, particularly consulting revenue, which has a higher margin than production work and incurring reduced subcontractor costs. The Company is striving to improve its quality of services and efficiency with the objective to increase its gross profit percentage. The outsourcing of content production work enabled the Company to develop a team of contractors that will assist the Company in producing multimedia content and applications that are crucial to its future business operation.


SALES AND MARKETING EXPENSES

Sales and marketing expenses increased by $14,013, or 92%, to $29,255 for the nine months ended September 30, 2007 compared to $15,242 in the comparable period of 2006, primarily as a result of an increase in travel expenses.


GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses relating to non-related parties decreased to $1,305,320 in 2007 compared to $1,378,395 in 2006. The decrease was primarily attributable to a decrease in legal and professional fees, utilities, general office supplies and communications expenses. In 2007, general and administrative expenses consisted of the following: 17% was for depreciation of tangible assets, 6% was for consulting fees, 14% was for employee payroll, 11% was for fees for professional and auditing services, 3% was for investor relation expenses, 40% was for compensation expenses and 9% was for rent, utilities, general office supplies, communications and corporate insurance expenses. For 2006, 11% was for depreciation of tangible assets, 9% was for employee payroll, 27% was for fees for professional and auditing services, 1% was for investor relation expenses, 36% was for compensation expenses and 16% was for rent, utilities, general office supplies, communications and corporate insurance expenses.

General and administrative expenses - related parties for the nine months ended September 30, 2007 and 2006 were $110,719 and $109,501, respectively. These expenses included management fees and administrative expenses payable by the Company to LSH. In 2007 and 2006, LSH billed the Company's Malaysian subsidiaries, DASB and SDAM, administrative expenses of $20,719, 0, $19,501 and $0 for administration and clerical fees incurred by LSH on behalf of DASB and SDAM. The Company also incurred management fees of $90,000 each for 2007 and 2006. The management fee was charged on the basis of time spent for the administration and management services provided to the Company.

PREVIOUSLY DEFERRED GAIN ON SALE OF TECHNOLOGY - RELATED PARTY

The gain represents the recognition of a previously deferred gain of $84,547 and $66,356 for 2007 and 2006, respectively, related to a similar amount the Company received from its long-term receivable - related party. Each of the receivable balance and total deferred gain was $108,247, as of December 31, 2006. This amount arose in the year ended December 31, 1998 when the Company sold assets used in the operations of a subsidiary to a related company. Due to the uncertainty of collection of the related receivable, the related gain on the sale of the assets was deferred and is to be recognized only after all costs have been recovered and as payments are received. During the year ended December 31, 2002, payments received by the Company exceeded all remaining costs. As a result of cash payments received, the Company's long-term receivable - related party and deferred gain balances were each reduced to $25,954, as of September 30, 2007.


WRITE-OFF OF OLD VENDOR PAYABLES

The Company wrote off vendor payables totaling $35,512 in 2007. The amounts owed were at least three years old and management determined that such amounts were no longer owed.

INCOME TAXES

Income taxes represent the provision for the Company's Malaysian operations and are net of any available net operating losses. There was no provision for the Company's United States operations as such entities sustained taxable losses.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2007, the Company had net cash of $54,248.

In 2007, operations were funded primarily from internally generated funds and working capital advanced from time to time by the principal shareholder, director and officer of the Company. These advances bear no interest and have no fixed terms of repayment.

As of September 30, 2007, the Company owed Patrick Lim, the Company's principal shareholder, Chief Executive Officer and Chairman, $77,924. Additionally, as of September 30, 2007, the Company owed an affiliated company in which Mr. Lim has a financial interest, $121,901 for management fees and short-term cash advances made to a subsidiary of the Company for working capital purposes from time to time. These amounts are unsecured, bear no interest and have no fixed terms of repayment.

Net cash provided by operating activities was $8,945 in 2007 and was primarily the result of income and non-cash expenses.

Net cash used in investing activities totaled $6,543 in 2007 and was for the purchase of equipment.

Net cash provided by financing activities totaled $170,643 in 2007 and was due to the advances from an affiliated company totaling $103,590 and advances from the Company's principal shareholder of $67,053.

In July 2007, the Company entered into two separate agreements with an investor in private placements to sell 540,000 and 460,000 shares of its common stock at $.065 and $.07 per share for total consideration of $67,300. The closing dates for the private placements were August 10, 2007 and August 30, 2007, respectively.

For the fourth quarter of 2007, the Company will continue expanding into new businesses that include provision of outsourced business services and RFID enabled tracking solutions and supply chain management services. The Company expects to incur further expenses to acquire technologies that are synergistic to the new businesses and will help the Company to rollout the new businesses in the shortest time possible. The Company estimates that it will require $10 million to finance the set-up cost of its new businesses. The Company also expects that it will require a further $5 million to finance the working capital of its new businesses.

The Company will continuously evaluate its financing requirements and may consider seeking financing from third parties.

Off-Balance Sheet Arrangements

The Company does not have off-balance sheet transactions that are expected to have a material effect on the Company's financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rates

The Company has inter-company debt denominated in US dollars, whereas the functional currency of the Company's subsidiaries is the Malaysian Ringgit, which results in the Company recording other income/loss associated with US dollars as a function of relative changes in foreign exchange rates. The Company is unable to predict whether it will experience future gains or future losses from such exchange-related risks on the receivables and payables. The Company does not have a program in place to manage the volatility relating to these exposures.

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


There has been no change in our internal control over financial reporting during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company signed a compensation agreement with a consultant on May 1, 2007 under which the Company agreed to issue an aggregate of 400,000 shares of its common stock to the consultant for services to be rendered for the twelve-month period ending April 30, 2008. On June 13, 2007, the Company issued 100,000 shares of common stock to the consultant pursuant to this agreement for aggregate consideration in the form of services rendered by the consultant equal to $6,400.

The Company signed a compensation agreement with a consultant on June 1, 2007 under which the Company agreed to issue an aggregate of 2,000,000 shares of its common stock to the consultant for services to be rendered for the six-month period ending December 1, 2007. On September 4, 2007, the Company issued 1,000,000 shares of common stock to the consultant pursuant to this agreement for aggregate consideration in the form of services rendered by the consultant equal to $91,000.

The Company signed a compensation agreement with a consultant on June 11, 2007 under which the Company agreed to issue an aggregate of 2,000,000 shares of its common stock to the consultant for services to be rendered for the six-month period ending December 10, 2007. On September 11, 2007, the Company issued 1,000,000 shares of common stock to the consultant pursuant to this agreement for aggregate consideration in the form of services rendered by the consultant equal to $81,000.

In July 2007, the Company entered into two separate agreements with an investor in private placements to sell 540,000 and 460,000 shares of its common stock at $.065 and $.07 per share, respectively, for total consideration of $67,300. The closing dates for the private placements were August 10, 2007 and August 30, 2007, respectively.

The Company signed a compensation agreement with a consultant on August 20, 2007 under which the Company agreed to issue an aggregate of 1,000,000 shares of its common stock to the consultant for services to be rendered for the twelve-month period ending July 14, 2008. On October 17, 2007, the Company issued 250,000 shares of common stock to the consultant pursuant to this agreement for aggregate consideration in the form of services rendered by the consultant equal to $39,000.

The Company relied upon the exemptions from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder for the issuances of these securities.



ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS

       (a) Exhibits

         10.1 Supply Agreement between Secured Digital Applications, Inc. and Collier Consulting Inc. dated as of October 27, 2007 (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated October 27, 2007, as filed with the SEC on November 1, 2007)

         31.1 Certification by Chief Executive Officer Required Under Section 302 of Sarbanes-Oxley Act of 2002

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




                                   SECURED DIGITAL APPLICATIONS, INC.
                                         (Registrant)



DATE: NOVEMBER 14, 2007            BY: /s/ Patrick Soon-Hock Lim
                                   ------------------------------
                                   Patrick Soon-Hock Lim
                                   Chairman and Chief Executive Officer



DATE: NOVEMBER 14, 2007            BY: /s/ Voon Fui Yong
                                   ------------------------------
                                   Voon Fui Yong
                                   Chief Accounting Officer