Form 10-K
period 2007-12-31
SECURED DIGITAL APPLICATIONS INC
filed 2008-04-15
CIK 940516

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2007

                                      or

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _____________ to ___________


                         Commission file number 0-25658

                       SECURED DIGITAL APPLICATIONS, INC.
             (Exact name of Registrant as specified in its Charter)


                 DELAWARE                                84-1357927
     (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)                 Identification No.)


                230, PARK AVENUE, 10TH FLOOR, NEW YORK, NY 10169
               (Address of principal executive offices) (Zip Code)


Registrant's telephone number, including area code (212) 551 1747

Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                   Common Stock, $0.00001 per share par value
           -----------------------------------------------------------
                                (Title of class)


Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
                                                                [_] Yes  [X] No


Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
                                                                [_] Yes  [X] No


Indicate by check mark if the registrant (1) has filed all reports required to be filled by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                 [X] Yes [_] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, indefinitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]                                Accelerated filer [_]

Non-accelerated filer [_] (Do not check if a smaller reporting company)

Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
                                                                [_] Yes  [X] No

The aggregate market value of the voting stock of the Company held by non-affiliates, computed by reference to the closing trade price of the registrant's common stock on December 31, 2007 as reported on the Over-the-Counter Bulletin Board of the National Association of Securities Dealers Automated Quotation system was $17,375,500.

At April 11, 2008, there were 138,046,814 outstanding shares of the issuer's Common Stock

Documents Incorporated By Reference

The registrant has not incorporated by reference into this annual report on Form 10-K (1) any annual report to the registrant's securities holders, (2) any proxy or information statement or (3) any prospectus filed pursuant to Rule 424(b) or
(c) of the Securities Act.

                                TABLE OF CONTENTS

PART I
Item 1    Business                                                                                   4
Item 1A   Risk Factors                                                                              11
Item 2    Properties                                                                                13
Item 3    Legal Proceedings                                                                         13
Item 4    Submission of Matters to a Vote of Security Holders                                       13

PART II
Item 5    Market for Registrant's Common Equity, Related Stockholder Matters
          And Issuer Purchases of Equity Securities                                                 14
Item 6    Selected Financial Data                                                                   16
Item 7    Management's Discussion and Analysis of Financial Condition and Results of Operations     16
Item 7A   Quantitative and Qualitative Disclosures about Market Risk                                23
Item 8    Financial Statements and Supplementary Data                                               24
Item 9    Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure                                                                  24
Item 9A(T)Controls and Procedures                                                                   24
Item 9B   Other Information                                                                         25

PART III
Item 10   Directors, Executive Officers and Corporate Governance                                    26
Item 11   Executive Compensation                                                                    28
Item 12   Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters                                                           32
Item 13   Certain Relationships and Related Transactions, and Director Independence                 33
Item 14   Principal Accountant Fees and Services                                                    34

PART IV
Item 15   Exhibits and Financial Statement Schedules

SAFE HARBOR STATEMENT

    This annual report on Form 10-K and other reports filed by the Company from time to time with the Securities and Exchange Commission (the "SEC"), as well as the Company's press releases, contain or may contain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Information is provided that is based upon beliefs of, and information currently available to, the Company's management, as well as estimates and assumptions made by the Company's management. The Company is including this cautionary statement in this annual report Form 10-K to make applicable and to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by or on behalf of us. Statements that are not statements of historical fact may be deemed to be forward-looking statements. Forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "may," "should," "anticipates," "estimates," "expects," "future," "intends," "hopes," "plans," "projects," or the negative thereof. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause actual results of the Company to vary materially from historical results or from any future results expressed or implied in such forward-looking statements.

    These factors include, among others, the following: the inability of the Company to successfully implement its business plans, the cancellation or postponement of contracts that the Company has entered into in connection with its business, the inability to obtain services provided by other companies or service providers, the inability of the Company to raise capital on a timely basis, the inability of the Company to meet certain covenants contained in trade financing agreements, existing and future government regulations, changes and fluctuation in foreign currency exchange rates, the failure to retain qualified personnel, competitive pressures and potentially adverse tax and cash flow consequences resulting from operations in multiple countries with different laws and regulations, and the general economic and business conditions in Malaysia, China, the United States and the other countries in which we do business, primarily in Asia. The Company does not undertake to update, revise or correct any forward-looking statements.

Introductory Note
-----------------



The information contained in this annual report on Form 10-K reflects the effect of a reorganization during 2006 of the Company's principal operating
subsidiaries   and  the  disposition  of  certain  other  assets  and  operating subsidiaries in June 2007. As a result, certain results of prior periods have been restated to reflect certain operations, previously reported as continuing operations, as having been discontinued. The restatement of these operations, primarily related to the Company's former operations as the operator of retail computer stores and a secured shipping subsidiary, are described in more detail in the financial statements and notes thereto, as well as in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 1.   BUSINESS.

OVERVIEW

      Secured Digital Applications, Inc. ("SDA" or the "Company") is a provider of a comprehensive range of mobile communication, outsourced business and information technology consulting services. We generate revenue through our majority or wholly-owned subsidiary companies located in the United States and Malaysia.

      Our business is organized under two divisions. The first division is involved in multimedia production, information technology, computing consulting services and the sale of smarthome and biometric security products and services. The new second division handles the sale of Bluetooth, Global Positioning System
(GPS) and Radio Frequency Identification (RFID)-enabled applications. During the fourth quarter of 2007, we secured contracts for the sale of RFID and GPS applications in the new second division and revenues from these contracts are expected to be generated in the second quarter of 2008. In line with our policy of maintaining low overheads and remaining competitive with quality products and services, contracts secured by SDA or its subsidiaries are customarily outsourced to third parties.

      SDA  became a  publicly  held  company  through a reverse  merger in 1999.
Following poor economic conditions in the telecommunications industry, the Company pursued a strategy of expanding its operations by acquiring majority interests in companies believed to have superior potential for growth and profitability. As a result of these acquisitions and through the internal development of new lines of business, SDA has focused its activities as a supplier of outsourcing and consulting services.

      During 2006, we reorganized our business and sold the Company's interest in a chain of computer retail stores and a secured shipping company. The reorganization was the result of our strategy to focus our activities on outsourcing and consulting, particularly, in the areas of multimedia production, information technology and computing, smarthome, biometric security and mobile communication applications utilizing Bluetooth, GPS and RFID technologies.

      Our growth has been underpinned by the sale of our smarthome and biometric security systems that laid the foundation for our entry into the provision development and of Bluetooth, GPS and RFID-enabled applications. We have combined our know-how in Bluetooth, GPS and RFID technologies and expertise in the production of multimedia content to create new compelling applications for the retailing, logistics and warehousing, telecommunication, transportation, healthcare, security and manufacturing industries. Management intends to focus on the Company's core strength in the development of Bluetooth, GPS and RFID-enabled applications and provision of outsourcing and consulting services and continue to build on its business model of outsourcing its contracts to third parties.

BUSINESS DEVELOPMENT

      SDA began operations as a business organized under the law of Malaysia. Following a merger with a Colorado corporation in 1999, we began to do business as Digital Broadband Networks, Inc. On June 5, 2002, we reincorporated under Delaware law by merging the existing Digital Broadband Networks, Inc. with and into a wholly-owned subsidiary organized under Delaware law. On January 28, 2004, we changed our name to Secured Digital Applications, Inc. in order to reflect the changed focus of the Company.

      SDA's corporate office is located at 230 Park Avenue, 10th Floor, New York, New York 10169. We also maintain an administrative office at 11, Jalan 51A/223, 46100 Petaling Jaya, Selangor, Malaysia.



BUSINESS OF ISSUER

Operations of the SDA Group of Companies

      SDA is a provider of mobile communication and information technology consulting services. Our strategy is to provide business services to our customers in a manner that is both superior in quality and more cost efficient than the customer can provide themselves. Our services are focused in the areas of multimedia production, information technology and computing consulting services, smarthome, biometric security and Bluetooth, GPS and RFID-enabled applications. As a supplier and consultant, we rely on a combination of current technologies to provide high-quality services at competitive prices.

      The Company has provided outsourced information technology and multimedia content production services since 2000. We began to provide services in security applications, particularly biometric security applications, during 2003.

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

         SDA's acquisitions and the growth of its operating subsidiaries have been a significant factor in the rapid growth of the Company's revenues since 2000, from approximately $4.2 million for the year ended December 31, 2000 to approximately $47.7 million for the year ended December 31, 2007. There can be no assurance, however, of SDA's continuing success with its strategy of acquiring and integrating regional business enterprises.

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


Areas of Operation - Overview

      SDA's principal operations are largely in the information technology industry, in which its companies, either independently or through joint projects, seek to develop and commercialize practical applications of digital technology that are provided to third party customers on a contract basis. Our current revenues are generated from multimedia production, security and logistics applications and information technology consulting.

      During the third quarter of 2006, the Company determined that it was in the best interests of SDA and its stockholders to restructure the Company's operating subsidiaries. The intent of the reorganization was to improve administrative efficiency and profit margins, to dispose of assets or subsidiaries that did not meet management's criteria for continued inclusion in the SDA group of companies and to focus on those activities believed by management to constitute the core businesses of the Company. In particular, we determined that our subsidiaries involved in the developing business of secured shipping and in the established business of operating retail computer outlets did not meet the Company's criteria for profitability and/or fit within the Company's organization. Under the reorganization plan, a substantial portion of the assets and liabilities of our principal operating subsidiary, Secured Digital Applications (M) Sdn Bhd ("SDAM"), were transferred to a newly created subsidiary, DigitalApps Sdn Bhd ("DASB"). DASB thus became our principal operating subsidiary with substantially the same assets and liabilities as the former SDAM.

      On  June  27,  2007,  the  Company  sold  its  wholly-owned   subsidiary,
DigitalApps Technologies Sdn Bhd ("DAT"), which included its 55%-owned subsidiary, Ispec Sdn Bhd ("ISS"), to a third party and recognized a gain on disposal of $22,984. Both DAT and ISS were operating at a loss and did not meet the Company's criteria for return on investment. The Company determined that it was in its best interest to dispose of DAT and ISS to allow its available resources and infrastructure to be better utilized in the Company's core businesses that include systems integration of RFID enabled tracking applications.

      In November 2007, the Company acquired the right to the source code for the Bluetooth cell integration, cell management and proximity marketing software. Since acquiring the right, the Company has utilized the source code to develop a host of applications for the retailing, logistics and warehousing, telecommunication, transportation, healthcare, security and manufacturing industries.

Operations During 2007

      The Company's principal operations during 2007 included multimedia production, information technology and computing services, sales of smarthome, biometric security and Bluetooth, GPS and RFID-enabled applications. We marketed hardware and software as well as consulting services to a number of companies in the public and private sectors. Our hardware products included the EyStar SmartHome Management System, biometric systems and Internet-based cameras. SDA sells its products in connection with consulting contracts that are awarded to the Company. We presently provide these services principally to customers in Southeast Asia.

      At December 31, 2007, the Company and its subsidiaries had a total of 17 employees, all of whom are employed full-time in Malaysia. In an effort to reduce its operating costs, the Company has outsourced its labor-intensive content production work to third parties. The Company plans to continue recruiting additional employees in 2008 to further strengthen its administrative, sales and marketing divisions.


The SDA Group of Companies Business Activities

Content Production and Information Technology Consulting Services

      The Company is involved in the design, development and production of interactive multimedia content, websites, e-commerce programs and applications. Our business includes the following activities:

      o     Designing,   producing,  hosting  and  distribution  of  interactive
            multimedia content, websites, programs and applications;

      o Developing and producing e-commerce programs and Internet-based security applications and solutions; and

      o Providing project consulting services on broadband communication and networking systems for property development projects.

      We continue to pursue opportunities to provide technical consulting and technical services to commercial businesses. Further, we continue to seek opportunities to combine the Company's expertise in supply chain management solutions with wireless technologies like Bluetooth, RFID and GPS tracking systems and biometric security systems for the retailing, logistics and warehousing, telecommunication, transportation, healthcare, security and manufacturing industries.

EyStar SmartHome Management System

      We market and distribute a second generation of the multi-protocol EyStar SmartHome Management System. The EyStar SmartHome Management System is a gateway device that bridges external data networks such as the Internet to internal home networks like Ethernet, telephone line, power line and the 802.11b wireless LAN, eliminating the need for any additional wiring in the home. The Console has the capacity to enable value-added services to be offered to subscribers. These services include home healthcare in conjunction with hospitals and health advisors, interconnection and control of appliances produced by different manufacturers and security applications that allow subscribers to check on their homes remotely. This console is designed to operate on both the narrow and broadband fixed line/wireless networks and can be linked to the SmileCAM, another product marketed by the Company.

      The Company markets the EyStar SmartHome Management System directly to its customers but has entered into various agreements with marketing consultants to expand the marketing of the EyStar SmartHome Management System and with value added resellers to provide enhanced features to purchasers of the console.

Biometric Security Products and Solutions

      SDA is engaged in the development, commercialization and installation of biometric security products and solutions. Through licenses obtained from third parties, we sell biometric security products and solutions directly and in connection with consulting and service contracts. We develop value-added applications incorporating biometrics technology as part of our information technology and wireless technology consulting activities. A significant aspect of our business is secured in connection with new construction of commercial and residential properties.

      As part of our biometric security business, we sell SmileCAM remote video surveillance cameras in Malaysia under a renewable license from Sintec Inc. We also distribute biometric security products under an agreement with Testech Inc. Our biometric products and solutions, sold directly and in conjunction with consulting and installation contracts, include:

     o    access control systems,
     o    time and attendance systems;
     o door lock and fingerprint authentication module; and o remote cameras with automatic motion detection and tracking.

      Our biometric security products and solutions utilize Internet protocols and multiple authentication modes such as fingerprint, voice or facial recognition, retinal scans and proximity readers. We have attempted to license products that incorporate innovative technology and are competitively priced for the mass market in order to have a wide range of security products that can be customized to meet our customers' individual needs.

      We have also integrated our biometric security products and solutions with the EyStar Smarthome Management System to reach a broader market base. We market our biometric security products and solutions directly to real estate developers and architects.

Bluetooth Proximity Marketing System

      We have utilized the Bluetooth source code that we acquired in November 2007 to develop the Bluetooth Proximity Marketing System ("BPMS"). BPMS is a method of sending advertisements to Bluetooth-enabled cell phones utilizing the unlicensed universally recognised 2.4GHz ISM (industrial, scientific and medical) radio frequency (RF) band. This RF band is allocated by the Geneva-based International Telecommunication Union and is not subjected to any licensing requirement by its members that include the United States, China, Malaysia and Australia where the Company conducts its business. With a transmission range between 3cm to 300m, our BPMS can handle 105 concurrent transmissions per cell.

      We secure customers through our marketing consultants. Our marketing consultants will work with our customers on an action plan to localize and customize their requirement for their intended campaign. For example, we produce the advertisement content and set a specific date and time for the contents to be transmitted to selected Bluetooth cells. Our customers are either owners or operators of airports, bus stations, train stations, billboards, shopping malls, cinemas, restaurants, sports arenas, concert halls and exhibition centers.

      BPMS does not transmit the same files to the same Bluetooth-enabled devices within a certain campaign period. It has the incidental benefits of conserving bandwidth for other legitimate need to transmit files to the other queued devices.

RFID Applications

      Significant resources have also been utilized to integrate the RFID and Bluetooth technologies to give the Company a competitive edge for the delivery of value added applications to customers in the retailing, logistics and warehousing, telecommunication, transportation, healthcare, security and manufacturing industries. Our applications are sold through our marketing consultants who specialize in their specific industries.

      We purchase the customized multiband (13.56 MHz to 2.45 GHz) RFID chips from third parties to meet our specific requirements. Measuring 0.5 x 0.5 cm, the RFID chip does not require line-of-sight to be detected thus enabling it to be embedded into almost any material including paper. A RFID system consists of a transponder, or the RFID chip, a reader and an antenna for communication between the RFID chip and the reader.

EyStar Personal and Vehicle GPS Tracker

      Our EyStar Personal and Vehicle GPS tracker operates under the worldwide GSM/GPRS network featuring quad-bands (850/900/1800/1900 MHz) and uses a high sensitivity GPS receiver for near-indoor tracking. It can be used as an emergency cellular phone with speed dialing for two-way voice communication, place a silent call to an emergency number or police using a digital voice and text to report location, date and time. Any navigation or Google Earth map can be used for the tracking.

      The EyStar Personal and Vehicle GPS tracker can operate in both SMS and GPRS modes. This gives our tracker the ability to transmit its position as a text message or it can be monitored in real-time via the Internet. The tracker has a unique "electronic fence" feature that can trigger an alert when the device enters or exits a pre-defined area. This is ideal for school security, field trips, correctional departments, car dealerships, VIPs and security guards. The EyStar Personal and Vehicle GPS tracker's primary function is to help locate missing children, reduce kidnapping and provide help for critical situations where immediate assistance is required. The portable device measures 80 x 47.5 x 25 mm and has a built-in Lithium-Ion rechargeable battery.

      Our EyStar Personal and Vehicle GPS Tracker is marketed through our marketing consultants to individual vehicle owners.

MARKETING AND SALES STRATEGY

      We market our products and services through direct sales efforts of our Chief Executive Officer, one of our full time executives and a network of marketing consultants. Our objective is to sell our products and services into the growing market for mobile communication, outsourced business, information technology and biometric security. We believe that we will be able to compete favorably in the market because we always ensure that the quality of our products and services exceed our customers' expectations, are competitively priced and delivered to our customers in a timely manner.

      We began offering our EyStar Personal and Vehicle GPS Tracker and RFID-enabled applications for sale in the second quarter of 2007. Our sales efforts yielded contracts for our GPS tracker and RFID applications in both the United States and China. In October 2007, we secured a contract valued at $16.0 million for the sale of the GPS tracker to a company based in Memphis, Tennessee. This was followed by a contract in December 2007 from China valued at $2.825 million for the supply of a real-time GPS fleet tracking management system to a logistics operator in Guandong Province, China. Revenues from these contracts are expected to commence during the second quarter of 2008.

      The Company operates in a highly competitive marketplace, in which many of its competitors are longer established and financially sound. The markets for our products and applications are particularly competitive.

      Although the Company remains optimistic that its products and services will find acceptance in a competitive marketplace, there can be no assurance that it will be able to compete successfully with such entities. We have two major long term customers who have been doing business with the Company for the past seven years. The Company is continuously seeking to increase its customer base to reduce its dependency on the two major customers.

      Our business plan and operations rely on our ability to obtain and incorporate products and services provided by our suppliers into the products and services that we provide to our own customers. One of our principal supplier is Ultimate Series Sdn Bhd, ("USSB") which provides information technology and security related products. USSB is a company wholly-owned by a former director and shareholder of our subsidiary, Perwimas Telecommunications Sdn Bhd ("PTSB"). The failure of one or more of our suppliers to meet our needs could adversely affect SDA's business and results of operations. In cognizance of this dependence, the Company has started to invest on developing its proprietary technologies and purchase technologies and source codes for its application development. For example, we purchased the Bluetooth source code in November 2007 to develop the Bluetooth Proximity Marketing System.

GOVERNMENT REGULATION

      We do not rely on any government licenses or approvals to provide any of our services.

ENVIRONMENTAL LAWS

      To date, the Company has not incurred any material costs for compliance with any prevailing environmental laws of Malaysia, China or the United States.

PATENTS AND TRADEMARKS

      The Company has no patents. The Company's subsidiary, PTSB, has registered the name "VISIONET" as its service tradename and trademark with the Malaysian Registry of Trade Marks and Patents. In June 2002, the Company's former subsidiary, SDAM registered the name "EyStar" as its service tradename and trademark with the Malaysian Registry of Trade Marks and Patents. In September 2006, SDAM assigned the tradename and trademark to DASB. No other intellectual property registration is pending.

RESEARCH AND DEVELOPMENT

      The Company develops new applications utilizing the Bluetooth, GPS and RFID technologies. Consistent with the Company's policy of being less reliant on third parties' licenses, we have acquired the Bluetooth source code in November 2007 to develop applications for customers in the retailing, logistics and warehousing, telecommunication, transportation, healthcare, security and manufacturing industries. Our development activities are generally conducted in connection with specific contracts and the Company is compensated for its development efforts.

      The  Company  will  provide  copies of its  annual  report  on Form  10-K, including audited financial statements to its security holders. We also file periodic reports with the SEC as well as reports on Form 8-K, proxy or information statements and other reports required of publicly held reporting companies. The public may read and copy any materials the Company files with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 on official business days during the hours of 10:00am to 3:00pm. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains the reports, proxy and information statements, and other information that the Company files electronically with the SEC, which is available on the Internet at http://www.sec.gov. Further information about the Company and its subsidiaries may be found at www.digitalapps.net, www.sdawmedia.com and www.eystar.com. The information on each of these websites is not incorporated into, and is not part of, this annual report on Form 10-K.

ITEM 1A.  RISK FACTORS

      The Company faces a significant number of risks and uncertainties associated with executing its business plan, only some of which the Company can currently anticipate. Chief among these risks are the Company's need for working capital and the potential need to raise additional funds to satisfy the Company's cash requirements during 2008.

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


                     RISKS RELATED TO THE COMPANY'S BUSINESS

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

THE FAILURE OF THIRD PARTIES WITH WHOM THE COMPANY DOES BUSINESS COULD ADVERSELY AFFECT THE COMPANY'S BUSINESS.

      The Company utilizes remote data storage and telecommunications services to obtain access to its data and to provide access to the same data for its customers. The telecommunications services that are relied on may not function properly, service may be interrupted, or costs may increase. The data centers used to host the Company's applications and data may fail. Although the Company maintains a daily backup and replication program, there can be no assurance that the data are secure from catastrophic events. The Company's business plan and operations rely on the Company's ability to obtain products and services, as well as the intellectual property incorporated in those products, from other third party providers. For example, the Company relies on software licensed from third parties, information technology services that are leased from third parties and on third party providers for Internet connections. The third party providers also may not be able to provide products or services in sufficient amounts or of the necessary quality to meet the needs of the Company. The failure of one or more of these third parties to meet the Company's needs could adversely affect the Company's business and results of operations. Some of these companies may also be the Company's competitors and, accordingly, in the future, they may be unwilling to provide the Company with the products or services it requires. The failure of any of these third parties to perform could prevent or delay the implementation of the Company's business plan, limit the types of services the Company can provide to its customers and potential customers and adversely impact the Company's relationship with its customers. Any of these occurrences could have an adverse effect on the Company's business, results of operations and financial condition.

FAILURE TO RAISE CAPITAL IN THE FUTURE ON A TIMELY BASIS MAY ADVERSELY AFFECT OUR ABILITY TO FUND OUR OPERATIONS.

      The Company will require substantial capital to fund its planned capital expenditures and operations. The Company does not expect to be able to generate sufficient cash from operations to provide the necessary capital to execute all aspects of the Company's business plan. To the extent that the Company does require addition funding, it is likely to issue additional shares of its common stock, which would dilute interests of existing stockholders. If the Company is unable to generate sufficient cash from its operations or raise capital as needed, the Company will likely be unable to fully pursue or execute its current business plan and may have difficulty funding its operations.

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

      In the area of international trade, we compete with experienced, larger and well-established businesses. The business of international trade is highly dependent on overall economic conditions including such factors as transportation costs, materials costs, labor costs and currency exchange rates. While the overall environment for international trade is presently believed to be favorable, changes in conditions would negatively impact the Company's attempt to establish this line of business.

THE INTERNATIONAL NATURE OF THE COMPANY'S OPERATIONS EXPOSE THE COMPANY TO SPECIAL RISKS.

      The Company currently intends to operate primarily in Malaysia and perhaps elsewhere in Asia. The Company therefore faces special risks related to operating in international markets, which the Company may not be able to overcome. The following are some of the risks inherent in doing business in Malaysia and other non-U.S. markets:

    -  Unanticipated  changes  in  regulatory   requirements,   tariffs,
       customs, duties and other trade barriers;
    - Limitations on the Company's flexibility in structuring foreign investments imposed by regulatory authorities;
    -  Longer  payment  cycles  and  problems  in  collecting   accounts
       receivable;
    -  Political and economic risks;
    -  Translation  and  transaction   exposure  from   fluctuations  in
       exchange rates of other currencies; and
    - Potentially adverse tax and cash flow consequences resulting from operating in multiple countries with different laws and regulations; and
    - Labor or political disputes that adversely impact the Company's ability to secure sources of competent foreign labor.

FLUCTUATIONS IN THE INTERNATIONAL CURRENCY EXCHANGE RATE MAY AFFECT THE COMPANY'S SALES AND EARNINGS.

      Substantially all of the Company's sales presently occur in Malaysian Ringgit and the Company's sales and earnings will be affected by the recent decision of the Malaysian government to allow the currency exchange rate with the United States dollar to fluctuate. The exchange rate had been previously fixed at 3.8 Ringgit to the dollar. Since the exchange rate was permitted to float, the exchange rate has dropped to 3.3151 Ringgit to the US dollar at December 31, 2007, which has been favorable to the Company's revenue as reported in US dollars. The Company has inter-company debt denominated in U.S. dollars, whereas the functional currency of the Company's subsidiaries is in Malaysian Ringgit, which results in the Company recording other income/loss associated with the U.S. dollar as a function of relative changes in foreign exchange rates. The Company is unable to predict whether it will experience future gains or future losses from such exchange-related risks on the receivables and payables. The Company does not have a program in place to manage the volatility relating to these exposures. As a result of our operations and activities presence in Malaysia, a huge portion of our costs will be denominated in Malaysian Ringgit. Consequently, fluctuations in the exchange rates of the Malaysian Ringgit to the U.S. dollar will also affect our costs of goods sold and operating margins and could result in exchange losses. Currently, we do not enter into foreign exchange hedge transactions, although we may do so in the future as our business grows.

WE RELY HEAVILY ON TWO SIGNIFICANT CUSTOMERS AND IF WE LOSE ANY OF THESE SIGNIFICANT CUSTOMERS OUR BUSINESS MAY BE HARMED.

      A small number of customers account for a large percentage of our revenue. Sales revenues from our two largest customers accounted for approximately 93% of total revenues for the year ended December 31, 2007 and 96% of total revenues for the year ended December 31, 2006. The two largest customers in 2007 are the same as the two largest customers in 2006. Any material reduction in revenues generated from any of our largest customers could harm our results of operations, financial condition and liquidity. Our largest customers may not continue to purchase our services and may decrease their level of purchase. To the extent that our largest customer terminates its relationship with us, revenues would decline substantially, which would harm our business, unless we can replace that customer with another similarly large customer.

WE RELY ON THREE MAIN SUPPLIERS AND IF THEY FAIL TO DELIVER PRODUCTS AND SERVICES, OUR BUSINESS MAY BE HARMED.

      Our business rely on our ability to obtain and incorporate products and services provided by three major suppliers into products and services that we provide to our own customers. One of our principal suppliers is USSB, a company wholly-owned by a former director and shareholder of our subsidiary, PTSB. The failure of one or more of our suppliers to meet our needs would adversely affect the Company's business and results of operations.

WE RELY ON THE EFFORTS OF A KEY EXECUTIVE

      Our largest stockholder, Patrick Lim, is also the Company's Chief Executive Officer and Chairman of the Company's Board of Directors. Mr. Lim has not executed an employment contract with the Company and his departure could have a material adverse impact on our business.

DELAYS IN THE IMPLEMENTATION OR CANCELLATION OF CONTRACTS MAY IMPACT ON OUR REVENUE AND PROFITABILITY

      We obtain contracts in which we sell our smarthome and biometric security system to new commercial and residential constructions. We also provide consulting services on RFID, Bluetooth and GPS applications to our customers in the retailing, logistics and warehousing, telecommunication, transportation, healthcare, security and manufacturing industries. Our contracts may be subject to significant delay or cancellation due to financial difficulties faced by our customers and delays or problems in our customers' construction projects or operations.


RISKS RELATED TO THE COMPANY'S COMMON STOCK

      The market for our stock is limited and our stock price may be volatile. The average daily trading volume for our stock has varied significantly from week to week and from month to month, and the trading volume often varies widely from day to day. Due to these limitations there is volatility in the market price and tradability of our stock, which may cause our stockholders difficulty in selling their shares in the market place.

ITEM 2.  PROPERTIES.

      The Company's principal executive offices are located at No. 11, Jalan 51A/223, 46100 Petaling Jaya, Selangor, Malaysia. This office space is leased from an unaffiliated party. This lease expires on March 14, 2009.

      The Company maintains its corporate office at 230, Park Avenue, 10th Floor, New York, New York 10169. The lease expires on May 31, 2008.

      The Company believes that its existing and planned facilities are adequate for its current requirements and that suitable additional space will be available as needed to accommodate future expansion of its operations.


ITEM 3. LEGAL PROCEEDINGS.

None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

      The Company's common stock trades on the Over-the-Counter ("OTC") market under the symbol "SDGL" and published quotations are available on the OTC Bulletin Board. Prior to February 3, 2004 and June 6, 2002, the Company's common stock traded under the symbol "DBBD" and "DBBN", respectively.

      The table below sets forth the range of high and low bid quotations of the Company's common stock as publicly reported by Market guide during the Company's 2007 and 2006 fiscal years. The following bid price market quotations represent prices between dealers and do not include retail markup, markdown, or commissions; hence, they may not represent actual transactions.

Year  2007      High      Low
               ------    -----

First Quarter  $ 0.08   $ 0.05
Second Quarter $ 0.07   $ 0.06
Third Quarter  $ 0.12   $ 0.07
Fourth Quarter $ 0.23   $ 0.10

Year  2006      High      Low
               -----     -----

First Quarter  $ 0.11   $ 0.07
Second Quarter $ 0.10   $ 0.07
Third Quarter  $ 0.09   $ 0.06
Fourth Quarter $ 0.07   $ 0.05

      As of April 11, 2008, 138,046,814 shares of the Company's common stock were issued and outstanding, 5,125,780 shares of the common stock were held in treasury and the number of record holders of the Company's common stock at that date was approximately 82. We believe that a significant number of beneficial owners of the Company's common stock are held in "street names." On April 11, 2008, the closing trade price for the Company's common stock was $0.112 per share.

      Under the Company's Articles of Incorporation, the Company's common stockholders are entitled to receive such dividends as may be declared by the Company's Board of Directors. No dividends on the Company's common stock were paid by the Company during the periods reported herein.

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2007, certain information relating to our equity compensation plan.



                                                                                            Number of
                                                                                       securities remaining
                                         Number of                                     available for future
                                      Securities to be                                      Issuance
                                         Issued upon                                       under equity
                                         Exercise of            Weighted average         compensation plans
                                         Outstanding            exercise price of      (excluding securities
                                      options, warrants       outstanding options,         reflected in
                                         and rights            warrants and rights          column (a))
         Plan category                       (a)                       (b)                      (c)
-------------------------------- --------------------------- ----------------------- -------------------------

    Equity compensation plan
     approved by stockholders                       500,000    $                0.06                 9,500,000

    Equity compensation plan not
     approved by stockholders                   2,830,000(1)   $                0.10                        --
                                 --------------------------- ----------------------- -------------------------
                                                  3,330,000    $                0.10                 9,500,000
                                 =========================== ======================= =========================


(1) Comprised of (i) 2,100,000 shares of our common stock issuable upon the exercise of warrants issued in October 2006 to our Chief Executive Officer,
    (ii) 360,000 shares of our common stock issuable upon the exercise of plan options issued in August 2004 to our Secretary, (iii) 100,000 shares of our common stock issuable upon the exercise of plan options issued in August 2004 to a former director and (iv) 270,000 shares of our common stock issuable upon the exercise of plan options issued in August 2004 to our former Chief Accounting Officer.

Sale of Unregistered Securities

      All securities that have been issued or sold by the Company during the past three years, but were not registered under the Securities Act of 1933, as amended, have been reported in the Company's previously filed quarterly reports on Form 10-Q and previously filed current reports on Form 8-K. Following is a summary of the sales and issuances of unregistered securities by the Company during the fourth quarter 2007.

      The Company signed a compensation agreement with a consultant on August 20, 2007 under which the Company agreed to issue an aggregate of 1,000,000 shares of its common stock to the consultant for services to be rendered for the 12 month period ending July 14, 2008. On October 17, 2007, the Company issued 250,000 shares of common stock to the consultant pursuant to this agreement for aggregate consideration in the form of services rendered by the consultant equal to $39,000.

      The Company signed a compensation agreement with a consultant on May 1, 2007 under which the Company agreed to issue an aggregate of 400,000 shares of its common stock to the consultant for services to be rendered for the 12 month period ending April 30, 2008. On October 22, 2007, the Company issued 100,000 shares of common stock to the consultant pursuant to this agreement for aggregate consideration in the form of services rendered by the consultant equal to $17,500.

      On November 23, 2007, the Company entered into an agreement with an investor in a private placement to sell 1,000,000 shares of its common stock at $0.125 per share, for total consideration of $125,000.

      The  Company  relied upon the  exemptions  from  registration  provided by
Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder for the issuances of these securities.

Purchase of Equity Securities

      There were no repurchases of equity securities during the fourth quarter of 2007.


ITEM 6.   SELECTED FINANCIAL DATA

      The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

      During 2007, the Company increased its revenues from continuing operations, to $47,727,254, compared to $36,643,833 in 2006, and achieved positive earnings from continuing operations for the sixth consecutive year. These revenues were mainly derived from the design, development and production of interactive multimedia websites and content and from the provision of project consulting services.

      Net income for the year ended December 31, 2007 and 2006 was $1,622,621 and $657,384 respectively. The Company's net income in 2007 included recognition of a deferred gain of $110,881 and a gain from discontinued operations of $6,009. The Company's net income in 2006 included recognition of a deferred gain of $85,692 and a gain from discontinued operations of $83,396. Excluding these items, the Company would have earned a net income of $1,505,731 and $488,296 for 2007 and 2006, respectively.


Plan of Operations

      During 2007, we generated revenue from the following activities:

1. Designing, producing, hosting and distribution of interactive multimedia content, websites, programs and applications.

2. Developing and producing e-commerce programs and Internet-based security applications and solutions; and

3. Providing project consulting services on EyStar SmartHome Management System, biometric security and mobile communication services for property development projects.

      The Company anticipates that these activities will continue to provide the principal sources of the Company's revenue in 2008. During 2008, revenue is also expected to be generated from multimedia production, provision of outsourcing and consulting services, sales of biometric security products and solutions, sales of the EyStar SmartHome Management System and delivery of value-added Bluetooth, GPS and RFID enabled applications (collectively "wireless mobile applications") for the retailing, logistics and warehousing, telecommunication, transportation, healthcare, security and manufacturing industries.

      The Company presently conducts its principal operations in Malaysia. According to the Asian Development Bank, Malaysia's growth in Gross Domestic Product (GDP) for 2008 and 2009 is projected at 5.5% and 5.9% respectively. In view of the positive growth, we will continue to use Malaysia as our bridgehead to other Asian countries primarily, the People's Republic of China and Australia during 2008. With its close proximity to other Asian countries, good telecommunication infrastructure and access to a large multilingual (English, Mandarin and Malay) labor force, Malaysia is well positioned to serve customers both in China and Australia.

      The Company secured its first contract in China during December 2007, valued at $2.825 million, to install and maintain a real-time GPS fleet tracking management system for 1,100 trucks owned by a leading operator in Guangdong Province. Continued negotiations are being conducted with potential customers to deliver our wireless mobile applications in China and we expect to close additional contracts during the second quarter of 2008.

      Negotiations are underway in Australia with marketing consultants to secure contracts for the delivery of our Bluetooth and RFID-enabled applications for the mining, healthcare, public utilities and entertainment industries. We anticipate contracts to be executed in the third and fourth quarter of 2008.


      In October 2007, we secured our first contract in the United States valued at $16.0 million for the supply of personal and vehicle trackers to a Memphis, Tennessee based company. We hope that it will be a precursor to the sale of other value added wireless mobile applications to companies in the United States.

      The Company intends to aggressively pursue these opportunities during 2008.

Significant Business Developments and Plan of Operation

Bluetooth Applications

      We are in the process of introducing wireless mobile applications built around the Bluetooth and Web technologies for Bluetooth-enabled cell phones, personal digital assistants (PDAs) and notebooks (collectively "Bluetooth-enabled devices") in China, United States and Australia. Sitting at the core of service delivery lies our crucial ability to deliver rich, live multimedia experience to the users. In other words, we engage users to enable them to experience rich videos, photos and voice communication.

      Applications that we have developed include:

a) Data communication between Bluetooth-enabled devices from Bluetooth cells established by the Company or in collaboration with third parties. It is the intention of the Company to give users of Bluetooth devices the ability to communicate with each other without incurring telecommunication carrier charges.
b) Mobile Asset Tracking and Inventory System to track valuable assets using mobile scanners. As an alternative to RFID tags, we affix Bluetooth tags to movable or immovable assets; and
c)   Proximity Marketing System to drive traffic to websites and retail stores.

      The Company had successfully developed the above applications after it secured the right to the source code for Bluetooth cell management, cell integration and proximity marketing in November 2007. We will be marketing our Bluetooth applications under the "Bluber" brand name.

Business Process Outsourcing

      Our Business Process Outsourcing (BPO) service is being promoted to companies in the United States, Asia and Australia. We licensed or acquired technologies from various sources and utilized the technologies to develop our integrated online financial accounting and RFID tracking BPO service. Our integrated BPO service is marketed as EyStar Station.

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

RESULTS OF OPERATIONS

            The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements, included elsewhere in this annual report on Form 10-K.

      The following table sets forth certain operating data for the Company and its subsidiaries for the periods as indicated below.


                                                 Year Ended December 31,
                                              ------------------------------
                                                   2007           2006

Revenues                                        $  47,727,254  $  36,643,833
Gross profit                                        4,326,436      2,799,462
Sales and marketing                                   577,690        625,034
General and administrative                          2,068,600      1,957,112
Gain on disposal of assets-related parties            110,881         85,692
Income from continuing operations                   1,616,612        573,988
Net income                                          1,622,621        657,384

Year ended December 31, 2007 compared to year ended December 31, 2006

      Total revenue increased by $11,083,421 or 30%, to $47,727,254 for the year ended December 31, 2007, as compared to $36,643,833 for the year ended December 31, 2006.


      The increase in total revenue for 2007 was mainly due to an increase in fees earned from the production of multimedia programs and business contracts. The increase in revenue from the production of multimedia programs was a result of increased sub-contract work from the clients of the Company's two major customers. Revenue for project consulting services was generated from four project consulting contracts that the Company secured in 2001, 2002 and 2003. In the year ended December 31, 2007, two customers, accounted for 48% and 45% of total revenue. In the year ended December 31, 2006, the same two customers, each accounted for 48% of total revenue.

Gross Profit

      Gross profit increased to $4,326,436 for the year ended December 31, 2007, compared to $2,799,462 for the year ended December 31, 2006, an increase of $1,526,974 or 55%. Gross profit margin increased to 9.1% in 2007 versus 7.6% in 2006.

      The increase in gross profit in 2007 was due to higher revenue, particularly consulting revenue, which has a much higher margin than production work. As a result of higher revenue, cost of revenues increased by $9,556,447 or 28%, to $43,400,818 in 2007 from $33,844,371 in 2006. The increase in cost of revenue was primarily due to the Company requiring additional external resources in order to fulfill the higher demand for the Company's services. The outsourcing of content production work enabled the Company to develop a team of contractors that will assist the Company in producing multimedia content and applications that are crucial to its future business operation.

Sales and marketing expenses

      Sales and marketing expenses decreased by $47,344 or 7.6% to $577,690 for the year ended December 31, 2007 from $625,034 for the year ended December 31, 2006. Reduction in sales and marketing expenses in 2007 was due to lower marketing and promotion expenses incurred to introduce the Company's products to customers in Malaysia during year 2007.

General and administrative expenses

      General  and  administrative   expenses  involving   non-related   parties
increased by $109,738 or 6% to $1,920,751 for the year ended December 31, 2007, as compared to $1,811,013 for the year ended December 31, 2006.

      The increase was primarily attributable to an increase in depreciation of tangible assets, salaries, consulting fees, investor relations and general office expenses. For the year ended December 31, 2007, of the total general and administrative expenses of $1,920,751, 20% was for depreciation of tangible assets, 4% was for consulting fees and 10% was for employee payroll. Another 16% was for fees for professional and auditing services, 3% was for investor relations expenses, 24% was for both employee and stock compensation expenses and approximately 23% was for rent, utilities, general office supplies, communications and corporate insurance expenses. For the year ended December 31, 2006, out of the total general and administrative expenses of $1,811,013, 14% was for depreciation of tangible assets, 1% was for consulting fees and 8% was for employee payroll. Another 36% was for fees for professional and auditing services, 1% was for investor relations expenses, 34% was for compensation expenses and approximately 6% was for rent, utilities, general office supplies, communications and corporate insurance expenses.

      General and administrative expenses - related parties for the year ended December 31, 2007 and 2006 was $147,849 and $146,099 per year, respectively. General and administrative expenses - related parties included management fees and administrative expenses payable by the Company to a company in which Mr. Patrick Lim, the President and Chief Executive Officer of the Company, has a financial interest. For the year ended December 31, 2007, the related company, LSH Assets Holdings Sdn Bhd ("LSH"), billed the Company's Malaysian subsidiary, DASB $27,849 and, for the year ended December 31, 2006, billed DASB and SDAM $26,099, for administration and clerical fees incurred by LSH on behalf of DASB. The Company also incurred management fees of $120,000 per year for each of the years ended December 31, 2007 and 2006. The management fee was charged on the basis of time spent for the administration and management services provided to the Company.

Interest expense

      Interest expense increased by $7,665, or 384%, to $9,659 for the year ended December 31, 2007 as compared to $1,994 for the year ended December 31, 2006. Interest expense in 2007 relates to capital lease obligations.

Gain on disposal of assets - related parties

      For the years ended December 31, 2007 and 2006, the Company included recognition of a previously deferred gain of $110,881 and $85,692, respectively related to a similar amount the Company received from its long-term receivable, related party. The receivable balance and total deferred gain was $108,247 as of December 31, 2006. These amounts arose in the year ended December 31, 1998, when the Company sold assets used in the operations of a subsidiary to a related company. Due to the uncertainty of collection of the related receivable, a related gain on the sale of the assets was deferred and is to be recognized only after all costs have been recovered and to the extent the receivable is collected. During the year ended December 31, 2002, payments received by the Company exceeded all remaining costs. As a result, the Company's long-term receivable, related party and deferred gain balances were fully settled as of December 31, 2007.

Reversal of bad debt provision

            In 2006, the Company collected an accounts receivable of $135,932 that had been previously written off in a prior year. There were no bad debts recovered for the year 2007.

Liquidity and Capital Resources

      As of December 31, 2007, the Company had net cash of $40,385.

      For the year ended December 31, 2007, operations were primarily funded from internally generated funds and working capital advanced from time to time by Mr. Patrick Lim, the principal stockholder, the Chairman of the Board and the Chief Executive Officer of the Company. These advances bear no interest and have no fixed terms of repayment.

      As of December 31, 2007, the Company owed Mr. Patrick Lim, $88,632 for short-term cash advances made to subsidiaries of the Company for working capital purposes from time to time. Additionally, at December 31, 2007, the amount owed to a company in which Mr. Lim has a financial interest was $23,668. This amount was for short-term cash advances made to the Company and its subsidiaries for working capital purposes from time to time and for management and administrative fees. These amounts are unsecured, bear no interest and have no fixed terms of repayment.

      The net cash provided by operating activities for the year ended December 31, 2007 was $2,911,918 and was primarily the result of income and non-cash expenses.

      Cash used in investing activities of $2,957,390 for the year ended December 31, 2007 was primarily attributable to the purchase of computer software and equipment. We have utilized the Bluetooth source code that we acquired in November 2007 to develop the Bluetooth Proximity Marketing System ("BPMS"). BPMS is a method of sending advertisements to Bluetooth-enabled cell phones utilizing the unlicensed frequency spectrum at 2.4GHz ISM (industrial, scientific and medical) radio frequency (RF) band. This RF band is allocated by the Geneva-based International Telecommunication Union and is not subjected to any licensing requirement by its members that include the United States, China, Malaysia and Australia where the Company conducts its business. With a transmission range between 3cm to 300m, our BPMS can handle 105 concurrent transmissions per cell. We secure customers through our marketing consultants. Our marketing consultants will work with our customers on an action plan to localize and customize their requirement for their intended campaign. For example, we produce the advertisement content and set a specific date and time for the contents to be transmitted to selected Bluetooth cells. Our customers are either owners or operators of airports, bus stations, train stations, billboards, shopping malls, cinemas, restaurants, sports arenas, concert halls and exhibition centers.

      Cash generated from financing activities of $369,887 in 2007 resulted from proceeds received from three private placements and the exercise of stock options totaling $287,300 and loan proceeds from a director and an affiliate totaling $82,587.

      In addition to internally generated funds and financial support from a director and major stockholder, Mr. Patrick Lim, the Company may seek to raise additional funds from equity or debt financing for its future working capital requirements.

      The Company will be expanding into new businesses that include provision of Radio Frequency Identification (RFID), Global Positioning System (GPS), outsourced business support and supply chain management services. The Company expects to incur further expenses to acquire technologies that are synergistic to the new businesses and will help the Company to rollout the new businesses in the shortest time possible. The Company estimates that it will require $3.5 million to finance the set-up cost of its new businesses. The Company also expects that it will require a further $2.0 million to finance the set-up cost and working capital of its new businesses.

      The Company will continuously evaluate its financing requirements and may decide to consider alternative modes of financing.

      No dividends on the Company's common stock were paid by the Company for the two years reported herein.

Critical Accounting Policies

      Financial Reporting Release No. 60, which was released by the SEC, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 2 Significant Accounting Policies to the Consolidated Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of the Company's Consolidated Financial Statements. The following is a brief discussion of the more significant accounting policies and methods used by the Company.

Revenue Recognition


   Revenue represents the net invoiced value of:

o    goods sold;

o fees earned from the production of multimedia programs, management and consulting services; and

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

Stock-Based Compensation

      Effective January 1, 2006, the Company adopted SFAS No. 123(R) Share Based Payment ("SFAS 123(R)") utilizing the "modified prospective" method as described in SFAS 123(R). In the "modified prospective" method, compensation cost is recognized for all share-based payments granted after the effective date and for all unvested awards granted prior to the effective date. In accordance with SFAS 123 (R), prior period amounts were not restated. SFAS 123(R) also requires the tax benefits associated with these share-based payments to be classified as financing activities in the Statement of Cash Flows, rather than operating cash flows as required under previous regulations.

      Stock options granted to non-employees are recorded at their fair value, as determined in accordance with SFAS No. 123 and Emerging Issues Task Force Consensus No. 96-18, and recognized over the related service period. Deferred charges for options granted to non-employees are periodically re-measured as the options vest.


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109, Accounting for Income Taxes, which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on de-recognition of a previously recognized tax position, classification, interest and penalties, accounting in interim periods and disclosures. The provisions of FIN 48 are effective beginning January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to the opening balance of retained earnings. The Company does not expect this pronouncement to have a material effect on the financial position or results of operations of the Company.

      In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurement. The implementation of this guidance is not expected to have any impact on the Company's consolidated financial statements.

      In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, Considering the Effects of Prior Year Misstatements when Quantifying
Misstatements in Current Year Financial Statements (SAB 108), to provide guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. Under SAB 108, companies should evaluate a misstatement based on its impact on the current year income statement, as well as the cumulative effect of correcting such misstatements that existed in prior years existing in the current year's ending balance sheet. SAB 108 will become effective for the Company in its fiscal year ending June 30, 2007. The implementation of SAB 108 is not expected to have any impact on the Company's consolidated financial statements.

      In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"). SFAS 159 permits entities to choose to measure eligible financial instruments at fair value. The unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings. The decision to elect the fair value options is determined on an instrument by instrument basis, it should be applied to an entire instrument, and it is irrevocable. Assets and liabilities measured at fair value pursuant to the fair value option should be reported separately in the balance sheet from those instruments measured using another measurement attributes. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company is currently analyzing the potential impact of adoption of SFAS 159 to its consolidated financial statements.

      In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51 ("SFAS 160"). SFAS 160 requires companies with noncontrolling interests to disclose such interests clearly as a portion of equity but separate from the parent's equity. The noncontrolling interest's portion of net income must also be clearly presented on the income statement. SFAS 160 is effective for financial statements issued for fiscals years beginning after December 15, 2008 and will be adopted by the Company in the first quarter of fiscal year 2009. The Company does not expect that the adoption of SFAS 160 will have a material impact on our financial condition or results of operation.

      In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (revised 2007) (SFAS 141(R)). SFAS 141(R) applies the acquisition method of accounting for business combinations established in SFAS No. 141 to all acquisitions where the acquirer gains a controlling interest, regardless of whether consideration was exchanged. Consistent with SFAS No. 141, SFAS 141(R) requires the acquirer to fair value the assets and liabilities of the acquiree and record goodwill on bargain purchases, with main difference the application to all acquisitions where control is achieved. SFAS 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008 and will be adopted by the Company in the first quarter of fiscal year 2009. The Company does not expect that the adoption of SFAS 141(R) will have a material impact on our financial condition or results of operation.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. We do not hold or issue financial instruments for trading purposes or have any derivative financial instruments

Interest Rates


      We are exposed to market risks relating to changes in interest rates. Although we do not currently have any borrowings with variable interest rates, fluctuations in interest rates may have a negative impact to any future borrowings.

Foreign Currency Exchange Rates

      The Company has inter-company debt denominated in U.S. dollars, whereas the functional currency of the Company's subsidiaries is in Malaysian Ringgit, which results in the Company recording other income/loss associated with U.S. dollars as a function of relative changes in foreign exchange rates. The Company is unable to predict whether it will experience future gains or future losses from such exchange-related risks on the receivables and payables. The Company does not have a program in place to manage the volatility relating to these exposures.

      As a result of our operations and activities presence in Malaysia, a huge portion of our costs will be denominated in Malaysian Ringgit. Consequently, fluctuations in the exchange rates of the Malaysian Ringgit to the U.S. dollar will also affect our costs of goods sold and operating margins and could result in exchange losses. Currently, we do not enter into foreign exchange hedge transactions, although we may do so in the future as our business grows.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      The audited financial statements of the Company as of December 31, 2007 being furnished in response to this Item are contained in a separate section of this annual report on Form 10-K following the signature page.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      There were no disagreements on accounting and financial disclosures with the Company's present independent accountants, Rotenberg Meril Solomon Bertiger & Guttilla, P.C., during the reporting period.


ITEM 9A(T). CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

      We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Accounting Officer, timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e).

      As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with participation of management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING; CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING.

      Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Our management has conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in
Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2007.

      This annual report on Form 10-K does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report on Form 10-K.

      During the quarter ended December 31, 2007, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.


ITEM 9B.  OTHER INFORMATION

None

                                    PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

      The members of the Company's Board of Directors and the Company's executive officers, and their respective ages and positions held in the Company, as of April 14, 2008 are as follows:-

      NAME               AGE   POSITION HELD
---------------------- ------ --------------------------------------------------

Patrick Soon-Hock Lim    58   Chairman of the Board and Chief Executive Officer

Valerie Hoi-Fah Looi     49   Secretary and Director

Chee Hong Leong          42   Director

Kelvin Choon-Huat Ng     30   Chief Accounting Officer

All of the directors of the Company will serve in such capacity until the next annual meeting of the Company's stockholders or until their successors have been elected and qualified. The executive officers serve at the discretion of the Company's Board of Directors. There are no family relationships among the Company's executive officers and the members of the Board of Directors, nor are there any arrangements or understandings between any of the directors or executive officers of the Company or any other person pursuant to which any executive officer or director was or is to be selected as an executive officer or director.

      MR. PATRICK SOON-HOCK LIM, 58, has served as the President, Chief Executive Officer and director of the Company since April 1999. In June 2002, Mr. Lim was appointed as Chairman of the Board. Mr. Lim has been the Managing Director at SDAM since 1988 and has been involved in the multimedia industry for over 12 years. Mr. Lim earned his Masters of Science from Reading University, United Kingdom in 1973.

      MS. VALERIE HOI-FAH LOOI, 49, has served as the Secretary and director of the Company since April 1999 and, in such position, she is responsible for corporate affairs and human resources of the Company. Ms. Looi has also served as the Senior Vice President, Corporate Affairs at SDAM, a position she has held since joining SDAM in 1990. She has over 10 years of experience in corporate affairs. Ms. Looi received her Diploma in Management from the Malaysian Institute of Management.

      MR. CHEE HONG LEONG, 42, has served as an independent director of the Company since September 12, 2007. He is currently based in China and will be our lead advisor for business in China. Mr. Leong received his Bachelor of Arts in Accounting from Ulster University, Northern Ireland in 1989. He is a Fellow of the Association of Chartered Certified Accountants, United Kingdom. Mr. Leong served as the Company's Chief Financial Officer from December 1999 until his resignation from that position in November 2005. Prior to joining the Company in 1999, he held a senior position with Industrial Concrete Products from April 1994 to December 1999.

      MR. KELVIN CHOON-HUAT NG, 30, joined the Company as an Accounts Executive in January 2006 and was promoted to Finance Manager in August 2007. Effective February 2, 2008, he was appointed the Chief Accounting Officer of the Company. He is a Chartered Certified Accountant and a member of the Association of Chartered Certified Accountants, United Kingdom. In addition to his day-to-day financial and accounting tasks, Mr. Ng is responsible for daily operations and Sarbanes-Oxley Act of 2002 compliance. He brings over nine years of financial, accounting and auditing experience in local and international firms that are involved in manufacturing, trading, media production, real estate development and information technology.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(A) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"), requires the Company's executive officers and directors and persons who own beneficially more than ten percent of the Company's common stock to file initial reports of ownership and changes in ownership with the SEC. Based solely on a review of copies of the Section 16(a) reports furnished to the Company and written representations by certain reporting persons, the Company believes that all of the Company's officers and directors, and all persons owning more than ten percent of the Company's common stock have filed the subject reports, if required, on a timely basis during and with respect to the fiscal year ended December 31, 2007.

Director Independence

      As the Chief  Executive  Officer  of the  Company,  Chairman  of the Board
Patrick Lim is not considered "independent" based on the listing standards of the NASDAQ Stock Market if the securities of the Company were so listed (which they are not). The Board of Directors of the Company has concluded that each other director is "independent" based on such listing standards, having concluded that any relationship between such director and the Company, in its opinion, does not interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The Board of Directors of the Company has also concluded that director Mustaffar Bin Yacob serving on the audit committee was "independent" based on the more stringent independence standard of the NASDAQ Stock Market applicable to directors serving on audit committees until his resignation. Chee-Hong Leong, who was appointed to the Audit Committee on April 8, 2008, is "independent" based on the more stringent independence standard of the NASDAQ Stock Market applicable to directors serving on audit committees.

Audit Committee Composition

      The Company has a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. Patrick Soon-Hock Lim (Chairman), and Mustaffar Bin Yacob were members of the audit committee at December 31, 2007. The Board of Directors has determined that at least one person on the Audit Committee, Patrick Soon-Hock Lim, qualified as a "financial expert" as defined by SEC rules implementing Section 406 of the Sarbanes-Oxley Act, but he is not considered "independent" based on the listing standards of the NASDAQ Stock Market if the securities of the Company were so listed (which they are not). Mustaffar Bin Yacob met the SEC definition of an "independent" director. On February 4, 2008, Mustaffar Bin Yacob resigned from the board of directors and Audit Committee. On April 8, 2008, the Board of Directors approved the appointment of Chee-Hong Leong as a member of the Audit Committee. Chee Hong Leong has served as an independent director of the Company since September 12, 2007.

Code of Ethics

      The Company has adopted a Code of Ethics (as defined in Item 406) of Regulation S-K that applies to its directors and executive officers. The Company will provide a copy of its Code of Ethics, without charge, to any investor that requests it. Requests should be addressed in writing to Ms. Valerie Looi, No.11 Jalan 51A/223, 46100 Petaling Jaya, Selangor, Malaysia.

Code of Conduct for Purchases and Sales of Company Securities

      The Company has adopted a Code of Conduct for Purchases and Sales of Company Securities that applies to its directors and executive officers. The Company will provide a copy of its Code of Conduct for Purchases and Sales of Company Securities, without charge, to any investor that requests it. Requests should be addressed in writing to Ms. Valerie Looi, No. 11, Jalan 51A/223, 46100 Petaling Jaya, Selangor, Malaysia.


ITEM 11. EXECUTIVE COMPENSATION

Compensation Committee


      We  currently  do not  have a  compensation  committee  of  the  Board  of
Directors. The Board of Directors as a whole will determine the executive compensation. Salary is currently the only type of compensation we utilize in our compensation program. We utilize this form of compensation because we feel that it is adequate to retain and motivate our executive officers. The amounts we deem appropriate to compensate our executive officer are determined upon the level of responsibility, expertise and experience of the executive and market forces. While we have deemed that our current compensatory program and the decisions regarding compensation are easy to administer and are appropriately suited for our objectives, we may expand our compensation program to any additional future employees to include options and other compensatory incentives.


Compensation Table

      The following Summary Compensation Table sets forth certain information concerning the compensation earned by the Company's Chief Executive Officer and any other executive officers who were serving as executive officers at the end of the last completed fiscal year and whose salary and bonus aggregated were in excess of $100,000. No other compensation not covered in the following table was paid or distributed by the Company to such persons during the period covered. Employee directors receive no additional compensation for service on the Board of Directors of the Company. Outside directors received no compensation from the Company and the Company presently has no plans to do so in the future. The Company grants stock options to members of the Board from time to time.

      The Company has no other retirement, pension, profit sharing, insurance or other similar programs.

                           SUMMARY COMPENSATION TABLE

                                                                                                   All
                                                                      Stock    Option  Warrant    Other
                                                          Salary     Awards    Awards   Awards     Comp
            Name and Position                 Year         (1)         (2)      (3)      (4)       (5)         Total

Patrick Soon-Hock Lim                             2007 $    120,000 $  86,500 $      - $168,768 $      177 $     375,445
-Chairman of the Board
and Chief Executive Officer                       2006 $    120,000 $  33,000 $  9,703 $ 35,160 $      429 $     198,292

(1) Represents the management fee paid to LSH Asset Holdings Sdn Bhd, a company wholly-owned by Patrick Lim and his wife.

(2) Represents the total fair market value of stock awarded during the year. Amount listed does not represent the actual current fair value of the share awarded. See Stock Awards section below.

(3) Represents fair market value options granted during the year, calculated using the Black Scholes option pricing model and related assumptions as disclosed in Note 2, Share Based Compensation, of our consolidated financial statements.

(4) Represents fair market value of warrants granted during the year, calculated using the Black Scholes option pricing model. One-third of he warrants issued vest each year for three years on the anniversary of the grant date. Amounts listed do not represent the actual current fair value of the share granted.

(5)   Represents medical premiums paid for the year.

      The following tables set forth information concerning the outstanding equity awards granted to the named directors and executive officers at December 31, 2007.

                                                       Warrant Awards
                              -----------------------------------------------------------------
                                Number of Securities                   Warrant
                               Underlying Unexercisable    Equity       Exercise
Name and Position                    Warrant (#)          Incentive      Price
                                                         Plan Awards:
                              Exercisable Unexercisable   Number of     ($/Sh)
                                                          Securities
                                                          Underlying
                                                         Unexercised,               Warrant
                                                           Unearned                Expiration
                                                          Warrant (#)                 Date
----------------------------- ----------- ------------- -------------- --------- --------------
Patrick Soon-Hock Lim
- Chairman of the Board and
 Chief Executive Officer        2,100,000     4,200,000      4,200,000    0.0649     10/20/2011


Stock Awards

      On October 21, 2006, the Company approved stock awards of 500,000 shares of common stock to be granted annually on December 31, of each year, to the Company's Chief Executive Officer. The stock grants are issuable subject to the condition that Company maintains an annual minimum rate of compound growth of 15 percent. This Agreement will remain effective for so long as the Chairman and Chief Executive Officer is able to meet his target.

Employment Agreements

      The Company has no employment agreements with its Chief Executive Officer. However, its wholly-owned subsidiary, Digital Image ID Sdn Bhd ("DID"), has entered into employment agreements with other executive officers of the Company.

      DID and Voon-Fui Yong entered into a letter agreement, dated August 1, 2006 with respect to Mr. Yong's employment as DID's Chief Accounting Officer. Under the letter agreement, Mr. Yong will receive a basic salary of $36,000 per year subject to review by DID from time to time. He is also entitled to options to purchase the Company's common stock to be awarded by the Company in the future. Either party may terminate the letter agreement by giving the other party one month's prior written notice. Mr. Yong resigned on February 2, 2008.

      DID and Kelvin Choon-Huat Ng entered into a letter agreement, dated August 1, 2006, with respect to Mr. Ng's employment as Accounts Executive of DID. Under the letter agreement, Mr. Ng will receive a basic salary of approximately $13,000 per year subject to review by DID from time to time. He is also entitled to stock option grants to be awarded by SDA in the future. Either party may terminate the letter agreement by giving the other party one month's prior written notice. On February 2, 2008, Mr. Ng was promoted to Chief Accounting Officer and his basic annual salary was increased to $23,162.

      DID and Ms. Valerie Hoi-Fah Looi entered into a letter agreement dated August 1, 2006 with respect to Ms. Looi's employment as DID's Director of Corporate Affairs. Under the letter agreement, Ms. Looi will receive a basic salary of $50,000 per year subject to review by DID from time to time. She is also entitled to stock option grants to be awarded by SDA in the future.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

      The following sets forth the number of shares of the Company's common stock beneficially owned by (i) each person who, as of April 14, 2008, was known by the Company to own beneficially more than five percent (5%) of its common stock; (ii) each of the members of the Company's Board of Directors and each of the executive officers of the Company and (iii) the directors and executive officers of the Company as a group.


NAME AND ADDRESS                       NUMBER OF SHARES OF        PERCENT OF
OF BENEFICIAL OWNER (1)             BENEFICIAL OWNER (2) (3)        CLASS

Patrick Soon-Hock Lim                              54,330,400 (4)          33.93

Valerie Hoi-Fah Looi                                5,490,000 (5)           3.97

Mustaffar Bin Yacob                                         0                  *

Chee Hong Leong                                        30,000                  *

Voon-Fui Yong                                         307,000 (6)              *
                                      -----------------------    ---------------
All Officers and Directors as
a Group (5 persons)                                60,157,400 (7)          37.47
                                      =======================    ===============
*   Less than 1%.


(1) The address of each person listed is c/o Secured Digital Applications, Inc., No. 11, Jalan 51A/223, 46100 Petaling Jaya, Selangor, Malaysia.

(2) Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. In accordance with SEC rules, shares of common stock issuable upon the exercise of options or warrants which are currently exercisable or which become exercisable within 60 days following April 14, 2008 are deemed to be beneficially owned by, and outstanding with respect to, the holder of such option or warrant.

(3) The inclusion herein of any shares of common stock as beneficially owned does not constitute an admission of beneficial ownership of those shares. Unless otherwise indicated, each person listed above has sole investment and voting power with respect to the shares listed.

(4) Includes (a) 8,000,000 shares directly owned by Mr. Lim's wife, (b) 8,000,000 shares directly owned by Mr. Lim's son, (c) 25,245,000 shares owned by First Asset Holdings Ltd, a corporation controlled by Mr. Lim's son, (d) 5,245,000 shares owned by LSH, company wholly-owned by Mr. Lim,
     (e) 20,000,000 shares of common stock issuable upon conversion of Series B Voting Convertible Preferred Stock owned by LSH and (f) 2,100,000 shares of common stock underlying warrants to purchase common stock.

(5) Includes 360,000 shares of common stock underlying options to purchase common stock.

(6) Includes 150,000 shares of common stock underlying options to purchase common stock.

(7) Includes 510,000 shares of common stock underlying options to purchase common stock, 20,000,000 shares of common stock issuable upon conversion of Series B Voting Convertible Preferred Stock and 2,100,000 shares of common stock underlying warrants to purchase common stock.


ITEM  13.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS,   AND  DIRECTOR
INDEPENDENCE.

      During the year ended December 31, 2007, the Company had related transactions with the following parties:

LSH ASSET HOLDINGS SDN BHD ("LSH"):

      LSH is a company wholly-owned by the Company's Chief Executive Officer and his wife. LSH billed the Company management fees totaling $120,000 and billed
DASB $27,849 for the year ended December 31, 2007 for administrative and clerical charges. LSH also made short term advances to the Company from time to time for working capital purposes. As of December 31, 2007, the amount owed to LSH by the Company was $23,668. This amount is unsecured, bears no interest, has no fixed terms of repayment, and is recorded in the financial statements as "Amount due to an affiliated company."

SYNERVEST SDN BHD ("SSB")

      Mustaffar Bin Yacob, a former director of PTSB (resigned February 4, 2008) is a director of SSB and holds a 60% equity interest in SSB. As of December 31, 2007, long-term receivables, related parties, was fully recovered from SSB. This amount primarily arose in the year ended December 31, 1998, when the Company sold to SSB assets used in the operations of a subsidiary. These assets, comprised of analog video hardware and peripherals and a patent for image display, were sold to SSB for $1,661,175. Due to the uncertainty of collection of the related receivable, a related gain on the sale of the assets was deferred and is to be recognized only after all costs have been recovered and as payments are received. During the year ended December 31, 2002, payments received by the Company exceeded all remaining costs. The Company received $110,881 of the outstanding receivable during the year ended December 31, 2007, resulting in a realization of gain on sale of assets, related party for the year. The deferred gain included in the balance sheet has been reduced accordingly. The deferred gain on sale of assets totaled $108,247 at December 31, 2006, was fully recognized as gain during the year ended December 31, 2007 as all payments have been fully recovered.

MY ARCHITECT ("MYA")

      Mustaffa Bin Yacob, a former director of PTSB is a principal partner of MYA. During the year ended December 31, 2007, the Company received fees of $2,500,073 from consulting contracts that it entered into with MYA. The terms of repayment for the amount due from MYA are similar to terms accorded to the Company's other existing customers. At December 31, 2007, there was no balance owed by MYA.

ULTIMATE SERIES SDN BHD ("USSB")

      USSB is wholly-owned by Mustaffa Bin Yacob, a former director of PTSB. For the years ended December 31, 2007, the Company incurred fees of $10,502,451 for sub-contractor work that it entered into with USSB. The terms of repayment for the amount due to USSB are similar to terms accorded to the Company's other existing suppliers. At December 31, 2007, there was no balance owed to USSB.

CHIEF EXECUTIVE OFFICER

      As of December 31, 2007, the Company owed Patrick Lim, the Chief Executive Officer of the Company, $88,632 for short-term cash advances made to the Company for working capital purposes from time to time. The amount owed to the Chief Executive Officer is unsecured, bears no interest, has no fixed terms of repayment and is recorded in the financial statements as "Amount due to a director."

DIRECTORS OF MALAYSIAN SUBSIDIARY

      On September 18, 2006, DASB acquired 1,150,000 shares of PTSB from its directors, Mr. Mustaffar Bin Yacob and Dato' Wan Abdul Razak for a total consideration of RM567,500 (approx. $154,000 U.S. dollars). The balance was due in one year or less from the date of purchase unless extended by the parties and such debt bears no interest. At December 31, 2007, DASB owed Mr. Yacob and Mr. Razak RM354,500 ($106,935 at December 31, 2007) and is recorded in the financial statements as "Amount due to directors of subsidiary".

      The amounts owed to Mr. Yacob and the estate of Mr. Razak have yet to be fully settled as at December 31, 2007. Mr. Razak died intestate and the Company is waiting for instructions from his estate. Mr. Mustaffar originally extended the payment term by another six months to March 18, 2008. The Company and Mr. Mustaffar are currently in negotiation to extend the payment term further.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      Our principal auditor during fiscal 2006 and 2007 is Rotenberg Meril Solomon Bertiger & Guttilla, P. C. Aggregate fees were billed or expected to be billed in the following categories and amounts:

                                             Years Ended December 31,
                                                 2007         2006
                                             -----------  -----------
Audit Fees                                  $    152,000 $    160,000
Audit Related Fees                                    --           --
Tax Fees                                           8,000       21,238
All Other Fees                                        --           --

      Audit fees include fees billed for professional services rendered by our principal auditor for the audit of annual financial statements, reviews of quarterly financial statements and services that are normally provided in connection with statutory and regulatory filings.

      Tax fees for 2006 included include fees billed for tax compliance and preparing the tax returns for 2003, 2004, 2005 and 2006.

      Our Audit Committee pre-approves all services, including both audit and non-audit services, provided by our independent accountants. For audit services, each year the independent auditor provides our Audit Committee with an engagement letter outlining the scope of the audit services proposed to be performed during the year, which must be formally accepted by the Audit
Committee before the audit commences. The independent auditor also submits an audit services fee proposal, which also must be approved by the Audit Committee before the audit commences.

      All of the services described above were approved by the Company's audit committee prior to performance. The audit committee has determined that the payments made to its independent accountants for these services are compatible with maintaining such auditors' independence.

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

3.1 Amended and Restated Certificate of Incorporation of Secured Digital Applications, Inc. (incorporated by reference to Exhibit 3.1 to the Company's annual report on Form 10-K filed with the SEC on April 15, 2005)

3.2 Certificate of Ownership of Digital Broadband Networks, Inc. (a Delaware Corporation) and Secured Digital Applications Inc. (a Delaware Corporation) (incorporated by reference to Exhibit 3.2 to the Company's annual report on Form 10-K filed with the SEC on April 15, 2005)

3.3 Certificate of Amendment to the Certificate of Incorporation of Secured Digital Applications, Inc. (incorporated by reference to Exhibit 3.2 to the Company's annual report on Form 10-K filed with the SEC on April 15, 2005)

3.4 Certificate of Designation for Series B Preferred Stock (incorporated by reference to Exhibit 3.6 to the Company's annual report on Form10-K filed with the SEC on April 17, 2007)

3.5 Amended and Restated Bylaws of Secured Digital Applications, Inc. as of July 3, 2007 (incorporated by reference to Exhibit 3.1 to the Company's current report on Form 8-K filed with the SEC on July 5, 2007)

10.1 Agreement and Plan of Reorganization, dated April 20, 1999, between Kalan Gold Corporation and Animated Electronic Industries Sdn. Bhd. (Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K/A dated April 20, 1999, as filed with the SEC on July 2, 1999)

10.2 Employment Agreement dated August 1, 2006 between Digital Image ID Sdn Bhd and Yong Voon Fui. (Incorporated by reference to Exhibit 10.3 to the Company's annual report on Form 10-K filed with the SEC on April 17, 2007)

10.3 Employment Agreement dated August 1, 2006 between Digital Image ID Sdn Bhd and Valerie Looi. (Incorporated by reference to Exhibit 10.4 to the Company's annual report on Form 10-K filed with the SEC on April 17, 2007)

10.4 Stock Award Agreement dated October 21, 2006 between Secured Digital Applications, Inc. and Patrick Soon-Hock Lim. (Incorporated by reference to
     Exhibit 10.5 to the Company's annual report on Form 10-K filed with the SEC on April 17, 2007)

10.5 Employment Agreement dated August 1, 2006 between Digital Image ID Sdn Bhd and Kelvin Choon-Huat Ng.

10.6 Supply Agreement dated October 27, 2007 between Secured Digital Applications , Inc. and Collier Consulting Inc. (incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed with the SEC on November 1, 2007)

21.1 List of Subsidiaries

31.1 Certification by Chief Executive Officer pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934

31.2 Certification by Chief Accounting Officer pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934

32.1 Certification by Chief Executive Officer pursuant to 18 U.S.C. 1350

32.2 Certification by Chief Accounting Officer pursuant to 18 U.S.C. 1350

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    Secured Digital Applications, Inc.

Dated: April 14, 2008          By:   /s/ Patrick Soon-Hock Lim
                                     -------------------------
                                     Patrick Soon-Hock Lim
                                     Chairman  and  Chief  Executive Officer


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           SIGNATURE                          TITLE                   DATE
-------------------------------- ------------------------------- ---------------


/s/ Patrick Soon-Hock Lim           Chairman, Chief Executive    April 14, 2008
--------------------------------
Patrick Soon-Hock Lim                 Officer and Director
                                  (Principal Executive Officer)



/s/ Kelvin Choon-Huat Ng            Chief Accounting Officer     April 14, 2008
--------------------------------
Kelvin Choon-Huat Ng                 (Financial Officer and
                                  Principal Accounting Officer)



/s/ Valerie Hoi-Fah Looi             Secretary and Director      April 14, 2008
--------------------------------
Valerie Hoi-Fah Looi



/s/ Chee Hong Leong                         Director             April 14, 2008
--------------------------------
Chee Hong Leong

             SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                     YEARS ENDED DECEMBER 31, 2007 AND 2006
                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Report  of  independent  registered  public  accounting  firm           F-1
Consolidated financial statements:
      Balance sheets                                                    F-2
      Statements of income                                              F-4
      Statements of changes in stockholders'
        equity and comprehensive income                                 F-6
      Statements of cash flows                                          F-10
      Notes to consolidated financial statements                        F-13

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
Secured Digital Applications, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Secured Digital Applications, Inc. and subsidiaries (the "Company") as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders' equity and comprehensive income and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.




/s/ ROTENBERG, MERIL, SOLOMON, BERTIGER & GUTTILLA, P.C.

ROTENBERG, MERIL, SOLOMON, BERTIGER & GUTTILLA, P.C.

Saddle Brook, New Jersey
 April 14, 2008

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2007 AND 2006

                                                                               2007             2006
                                                                               ----             ----

                               ASSETS

Current assets:
     Cash                                                              $         40,385             7,644
     Trade and other accounts receivable,
       less allowance for doubtful accounts of $27,699 and $26,006,           8,902,465         8,327,515
            respectively
     Prepaid expenses                                                            18,539            14,142
     Current assets of discontinued operations                                       --           220,540
                                                                        --------------- -----------------
              Total current assets                                            8,961,389         8,569,841
Property and equipment, net                                                   3,718,150           990,590
Goodwill                                                                        471,260           471,260
Long-term receivables, related parties                                               --           108,247
Non-current assets of discontinued operations                                        --            28,351
                                                                        --------------- -----------------
                                                                       $     13,150,799        10,168,289
                                                                        =============== =================


                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Capital lease obligations                                         $         35,634            33,455
     Accounts payable                                                           424,198           678,511
     Accrued expenses                                                           209,877            65,595
     Amount due to an affiliated company                                         23,668            17,927
     Amount due to a director                                                    88,632            10,578
     Amount due to directors of subsidiary                                      106,935           100,396
     Income tax payable                                                          47,151            11,045
     Current liabilities of discontinued operations                                  --           254,150
                                                                        --------------- -----------------
              Total current liabilities                                         936,095         1,171,657

     Deferred income tax                                                        461,525           208,723
     Deferred gain                                                                   --           108,247
                                                                        --------------- -----------------
              Total liabilities                                               1,397,620         1,488,627
                                                                        --------------- -----------------

                                   (continued)

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                           DECEMBER 31, 2007 AND 2006



Minority interest                                                         $      218,016 $         180,866
                                                                           -------------  ----------------
Commitments

Stockholders' equity:
     Series B convertible preferred stock, $0.10 par value;
      1,000,000 shares authorized; 100,000 shares issued and outstanding,
      liquidation preference $2,500,000                                           10,000            10,000
     Common stock, $.00001 par value;
       350,000,000 shares authorized; 143,172,594 shares issued and
       137,796,814 shares outstanding in 2007 and 141,572,594 shares
       issued and 128,721,391 shares outstanding in 2006                           1,375             1,287
     Additional paid-in capital                                                7,665,244         6,746,129
     Common treasury stock - at cost, 5,375,780 shares costing 2007
       and 12,851,203 shares in 2006                                                  --                --
     Options                                                                      73,561           101,904
     Warrants                                                                    953,643           784,875
     Deferred compensation                                                            --           (48,175)

     Retained earnings                                                         2,280,005           657,384

     Accumulated other comprehensive income                                      551,335           245,392
                                                                           -------------  ----------------
              Total stockholders' equity                                      11,535,163         8,498,796
                                                                           -------------  ----------------
                                                                          $   13,150,799 $      10,168,289
                                                                           =============  ================

                See notes to consolidated financial statements

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                     YEARS ENDED DECEMBER 31, 2007 AND 2006

                                                      Year ended
                                                      December 31,
                                                 2007              2006
                                           ----------------- ----------------
Revenues:
Services:
  Related parties                            $    2,500,073   $      743,414
  Others                                         45,227,181       35,900,419
                                           ----------------- ----------------
                                                 47,727,254       36,643,833
                                           ----------------- ----------------

Cost of Revenues:
Services:
  Related parties                                   750,022          223,372
  Others (includes related party of
   $10,502,451 and $9,314,920,
   respectively.)                                42,650,796       33,620,999
                                           ----------------- ----------------
                                                 43,400,818       33,844,371
                                           ----------------- ----------------
Gross Profit                                      4,326,436        2,799,462
                                           ----------------- ----------------
Operating Expenses:
  Sales and marketing                               577,690          625,034
  General and administrative:
    Related parties                                 147,849          146,099
    Others                                        1,920,751        1,811,013
                                           ----------------- ----------------
Total Operating Expenses                          2,646,290        2,582,146
                                           ----------------- ----------------
Income from Operations                            1,680,146          217,316
                                           ----------------- ----------------
Other Income (expenses):
  Interest Expense                                   (9,659)          (1,994)
  Gain on foreign currency transactions             108,100           50,815
  Previously deferred gain on sales of
   technology, related parties                      110,881           85,692
  Reversal of bad debt provision                         --          135,932
  Write-off of old vendor payables                       --          152,644
  Other income                                       16,006           55,953
                                           ----------------- ----------------
                                                    225,328          479,042
                                           ----------------- ----------------
Income before provision for income taxes
 and minority interest                            1,905,474          696,358
Provision for income taxes                         (264,463)         (81,831)
                                           ----------------- ----------------
Income before minority interest                   1,641,011          614,527
Minority interest                                   (24,399)         (10,008)
Purchased pre-acquisition income                         --          (30,531)
                                           ----------------- ----------------
Income from continuing operations                 1,616,612          573,988
                                           ----------------- ----------------

                                   (continued)

             SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2007 AND 2006

                                                                     Year ended
                                                                  December 31,
                                                            2007               2006
                                                      ------------------ -----------------
Discontinued operations:
  Income (loss) from discontinued operation - net of
   minority interest and income taxes                           (17,310)            36,924
  Gain on disposal of discontinued operations                    23,319             46,472
                                                      ------------------ -----------------

Income from discontinued operations                               6,009             83,396
                                                      ------------------ -----------------
Net income                                              $     1,622,621    $       657,384
                                                      ================== =================

Net income per common share:
  Basic **                                              $          0.01    $          0.01
                                                      ================== =================
  Diluted**                                             $          0.01    $             *
                                                      ================== =================
Weighted average shares outstanding:
  Basic                                                     132,630,909        132,021,168
                                                      ------------------ -----------------
  Diluted                                                   157,010,611        156,550,307
                                                      ------------------ -----------------


* Less than $0.01 per share
** Net income per common share for discontinued operations is less than $0.01 per share and not presented separately.

                 See notes to consolidated financial statements

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                     YEARS ENDED DECEMBER 31, 2007 AND 2006

                                      Preferred stock          Common stock           Additional
                                                Par                       Par          paid-in       Treasury
                                     Shares    Value       Shares        Value         capital        stock
                                    -------- --------- -------------- ------------ --------------- ------------
Balances, January 1, 2006                 --  $     --   128,884,430   $    1,289     $ 5,253,842   $        --

Common stock issued for
 private placement                        --        --     5,800,000           58         375,142            --
Issuance of common shares as
 compensation for professional fees       --        --    12,367,595          123         892,395            --
Issuance of warrants to employee          --        --            --           --              --            --
Issuance of common stock for
  vendor payable                          --        --       983,607           10          59,990            --
Employee stock options exercised          --        --       500,000            5          54,070            --
Stock compensation expenses               --        --            --           --              --            --
Issuance of stock options                 --        --            --           --              --            --
Working capital call in subsidiary        --        --       185,759            2          14,998            --
Conversion of common stock           100,000    10,000   (20,000,000)        (200)         (9,800)
Effect of sale of accounting parent       --        --            --           --         105,492            --
Comprehensive income:
 Net income for the year
  ended December 31, 2006                 --        --            --           --              --            --
Foreign currency translation
 adjustment                               --        --            --           --              --            --
 Comprehensive income
                                    -------- --------- -------------- ------------ --------------- ------------
Balances, December 31, 2006          100,000  $ 10,000   128,721,391   $    1,287     $ 6,746,129   $        --
                                    ======== ========= ============== ============ =============== ============

                                   (continued)

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                     YEARS ENDED DECEMBER 31, 2007 AND 2006

                                            Preferred stock                 Common stock            Additional
                                                          Par                            Par         paid-in       Treasury
                                         Shares          Value           Shares         Value        capital        stock
                                     -------------- --------------- ---------------- ------------ -------------- ------------

Balances December 31, 2006                  100,000  $       10,000      128,721,391  $     1,287  $   6,746,129  $        --
Common stock issued for
   private placement                             --              --        2,000,000           20        192,280           --
Common stock issued to
   employees                                     --              --          500,000            5         31,495           --
Issuance of common shares as
   compensation for professional
   fees                                          --              --        5,725,423           57        586,346           --
Issuance of warrants to employee                 --              --               --           --             --           --
Consultant stock options exercised               --              --          250,000            2         24,998           --
Employee stock options exercised                 --              --          350,000            4         83,996           --
Stock compensation expenses                      --              --               --           --             --           --
Issuance of stock options                        --              --               --           --             --           --
Comprehensive income:
Net income for the year
   ended December 31, 2007                       --              --               --           --             --           --
Foreign currency translation
   adjustment                                    --              --               --           --             --           --
Comprehensive income
                                     -------------- --------------- ---------------- ------------ -------------- ------------
Balances, December 31, 2007                 100,000  $       10,000      137,546,814  $     1,375  $   7,665,244  $        --
                                     ============== =============== ================ ============ ============== ============


                                   (continued)

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                      AND COMPREHENSIVE INCOME (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2007 AND 2006

                                                                                                Accumulated
                                                            Deferred                                Other
                                                          Compensation               Retained   Comprehensive
                                            Options           Cost        Warrants   Earnings      Income       Total
                                        ---------------- --------------- ---------- ----------- ------------- ----------

Balances, January 1, 2006                $       62,372   $          --   $ 749,715  $       --      $ 32,503 $6,099,721

Common stock issued for
   private placement                                 --              --          --          --            --    375,200
Issuance of common shares as
   compensation for professional
   fees                                              --         (48,175)         --          --            --    844,343
Issuance of warrants to employee                     --              --      35,160          --            --     35,160
Issuance of common stock for
   vendor payable                                    --              --          --          --            --     60,000
Employee stock options exercised                (23,898)             --          --          --            --     30,177
Stock compensation expenses                      15,867              --          --          --            --     15,867
Issuance of stock options                        47,563              --          --          --            --     47,563
Working capital call in subsidiary                   --              --          --          --            --     15,000
Conversion of common stock                           --              --          --          --            --         --
Effect of sale of accounting parent                  --              --          --          --            --    105,492
Comprehensive income
Net income for the year
  ended December 31, 2006                            --              --          --     657,384            --    657,384
Foreign currency translation
   adjustment                                        --              --          --          --       212,889    212,889
Comprehensive income                                                                                             870,273
                                        ---------------- --------------- ---------- ----------- ------------- ----------
Balances, December 31, 2006
                                         $      101,904   $     (48,175)  $ 784,875  $657,384        $245,392 $8,498,796
                                        ================ =============== ========== =========== ============= ==========


                                   (continued)

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                      AND COMPREHENSIVE INCOME (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2007 AND 2006

                                                                                                    Accumulated
                                                        Deferred                                     Other
                                                      Compensation                   Retained    Comprehensive
                                       Options            Cost         Warrants      Earnings        Income         Total
                                   ---------------- ---------------- ------------- ------------- -------------- -------------

Balances December 31, 2006          $      101,904   $      (48,175)   $   784,875  $    657,384  $     245,392  $  8,498,796
Common stock issued for
  private placement                             --               --             --            --             --       192,300
Common stock issued to
  employees                                     --               --             --            --             --        31,500
Issuance of common shares as
  compensation for professional
  fees                                     (23,875)          48,175             --            --             --       610,703
Issuance of warrants to employee                --               --        168,768            --             --       168,768
Consultant stock options
   exercised                                    --               --             --            --             --        25,000
Employee stock options
   exercised                               (14,000)              --             --            --             --        70,000
Stock compensation expenses                  8,560               --             --            --                        8,560
Issuance of stock options                      972               --             --            --             --           972
Comprehensive income
Net income for the year
   ended December 31, 2007                      --               --             --     1,622,621             --     1,622,621
Foreign currency translation
   adjustment                                   --               --             --            --        305,943       305,943
Comprehensive income                                                                                                1,928,564
                                   ---------------- ---------------- ------------- ------------- -------------- -------------
Balances December 31, 2007          $       73,561   $           --    $   953,643  $  2,280,005  $     551,335  $ 11,535,163
                                   ================ ================ ============= ============= ============== =============

                See notes to consolidated financial statements

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2007 AND 2006

                                                        2007            2006
                                                   -------------- ---------------

CASH FLOWS FROM OPERATING ACTIVITIES

   Net income                                        $ 1,622,621    $    657,384
   Adjustments to reconcile net income to net cash
      provided by operating activities:
    Minority interest                                     24,399          10,008
    Purchased pre-acquisition income                          --          30,531
    Depreciation and amortization                        389,018         250,568
    Deferred income taxes                                239,208          40,215
    Allowance for slow moving inventories                     --           4,882
    Stock compensation expenses                          789,003         957,933
    Disposal of subsidiaries                             (22,984)        (46,472)
    Previously deferred gain on sale of technology,
     related party                                      (115,296)        (89,266)
    Loss on disposal of property and equipment                --          54,092
    Changes in operating assets and liabilities
         Trade and other accounts receivable              28,604      (1,782,578)
         Prepaid expenses                                 (3,673)          9,132
         Inventories                                          --          31,016
         Accounts payable and accrued expenses           (90,018)        217,613
         Income tax liability                             35,387         (12,242)
                                                   -------------- ---------------
   Change in operating assets and liabilities of
    continuing operations                              2,896,269         332,816
   Change in operating assets and liabilities of
    discontinued operations                               15,649         (70,584)
                                                   -------------- ---------------
   Net cash provided by operating activities           2,911,918         262,232
                                                   -------------- ---------------


CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of equipment                              (2,957,390)       (304,707)
   Purchase of equipment of discontinued operations           --          (1,056)
   Proceeds from sale of equipment of discontinued
    operations                                                --          29,181
                                                   -------------- ---------------
   Net cash used in investing activities              (2,957,390)       (276,582)
                                                   -------------- ---------------

                                   (continued)

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2007 AND 2006



                                                              2007          2006
                                                          ------------- --------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of shares of common stock          287,300        375,200
     Proceeds from affiliated company                            5,055             --
     Repayments to affiliated company                               --        (93,787)
     Proceeds from loans from a director                        77,532             --
     Repayments to a director                                       --        (62,619)
     Proceeds from exercise of stock options                        --         30,177
     Payment of obligations under capital leases                    --        (11,185)
     Financing activities of discontinued operations                --        (63,652)
                                                          ------------- --------------
     Net cash provided by financing activities                 369,887        174,134
                                                          ------------- --------------


FOREIGN CURRENCY TRANSLATION ADJUSTMENT
     - continuing activities                                  (293,750)      (300,143)
     - discontinued activities                                   2,076        111,444
                                                          ------------- --------------
Net increase (decrease) in cash                                 32,741        (28,915)

Cash, beginning of year                                          7,644         36,559
                                                          ------------- --------------
Cash, end of year                                          $    40,385   $      7,644
                                                          ============= ==============

                                   (continued)

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2007 AND 2006


                                                     2007          2006
                                                   ----------- --------------


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest during the year            $      --  $       1,994
                                                   =========== ==============
   Cash paid for income taxes during the year        $      --  $       6,854
                                                   =========== ==============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
        FINANCING ACTIVITIES:

Conversion of common stock to preferred stock        $      --  $      10,000
                                                   =========== ==============

Issuance of common stock for vendor payable          $      --  $      60,000
                                                   =========== ==============

                 See notes to consolidated financial statements

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2007 AND 2006


NOTE 1: ORGANIZATION AND BASIS OF PRESENTATION

Secured Digital Applications, Inc. and its subsidiaries (the "Company" or "SDA") are involved in the business of specializing in the design, development and implementation of wireless applications and electronic solutions. The Company's revenues for 2007 and 2006 were primarily derived from the design, development and production of interactive multimedia websites and content and sale of information technology products and services.


During the third quarter of 2006, the Company determined that it was in the best interest of SDA and its stockholders to restructure the Company's operating subsidiaries. The intent of the reorganization was to improve administrative efficiency and profit margins, as well as to dispose of certain assets or subsidiaries that did not meet management's criteria for continued inclusion in the SDA group of companies. In particular, we determined that our subsidiaries involved in the developing business of secured shipping and in the established business of operating retail computer outlets did not meet the Company's criteria for profitability and/or fit within the Company's organization. Under the reorganization plan, substantially all of the assets and liabilities of our principal operating subsidiary, Secured Digital Applications (M) Sdn Bhd ("SDAM"), were transferred to a newly created subsidiary, DigitalApps Sdn Bhd ("DASB"). DASB thus became our principal operating subsidiary with substantially the same assets and liabilities as the former SDAM.

Through reorganization, we reduced the number of our operating subsidiaries and disposed of the subsidiaries associated with our Gallant IT operations, which operated retail computer stores in metropolitan Kuala Lumpur. We also disposed off the subsidiaries through which we had been seeking to develop a secured shipping business.

In connection with the reorganization, we incorporated the new subsidiary, DASB, which will act as the principal holding company for the Company's three Malaysian operating subsidiaries: Perwimas Telecommunications Sdn Bhd ("PTSB"); Digital Image ID Sdn Bhd ("DID") and DigitalApps Media Sdn Bhd ("DAM"). DID owned 100 percent of Digital Kiosk Technologies Sdn Bhd ("DKT") (formerly known as Century Jubilee Sdn Bhd).

On June 27, 2007, the Company sold its wholly-owned subsidiary, DigitalApps Technologies Sdn Bhd ("DAT"), which included its 55%-owned subsidiary, Ispec Sdn Bhd ("ISS"), to a third party and recognized a gain on disposal of $22,984. Both DAT and ISS were operating at a loss and did not meet the Company's criteria for return on investment. The Company determined that it was in its best interest to dispose of DAT and ISS to allow its available resources and infrastructure to be better utilized in the Company's core businesses that include Business Process Outsourcing ("BPO") services and systems integration of RFID enabled tracking applications.

      SDA's core line of business is media production and information technology applications, which account for the majority of our revenue. Our operating subsidiaries offer products in diverse lines of business including the development of Internet content, digital security and biometric products. We conduct our principal operations in Malaysia. Our subsidiaries as of December 31, 2007 are:

- China Sea Trade Company, Inc. ("CST"), a wholly-owned subsidiary of SDA Worldwide, Inc., is incorporated under Delaware law and is based in New York, New York. CST offers consulting and management services to regional firms in Asia seeking to develop markets in the United States. These include contract sales representation, management of joint venture companies, advice and consulting on funding and mergers and acquisitions within the United States. CST began operations in early 2006 and did not generate any revenue in 2007 and 2006.


- SDA Worldwide, Inc. ("SDAW") a wholly-owned subsidiary, incorporated under Delaware law and based in New York, New York is in the process of developing and commercializing a platform of outsourced business services that will be offered primarily to small and medium enterprises in the United States. SDAW began operations in 2005 and did not generate any revenue in 2007 and 2006.

- DigitalApps Sdn Bhd ("DASB"), is a wholly-owned Malaysian subsidiary that designs, develops and produces multimedia content and provides consulting services for website development, network engineering and project management in IT related projects. In addition to its activities as a multimedia developer and IT consultant, DASB provides centralized management and back-office support to SDA's other subsidiaries from its office in Petaling Jaya, Malaysia.

- Perwimas Telecommunications Sdn Bhd ("PTSB"), a 95% owned Malaysian subsidiary of DASB, provides multimedia content production and application services.

- Digital Image ID Sdn Bhd ("DID") (f/k/a Vista Positive Sdn Bhd), DASB's wholly-owned subsidiary, from the date of acquisition on July 5, 2006;

-     Digital Kiosk  Technologies  Sdn Bhd ("DKT")  (f/k/a  Century  Jubilee Sdn
      Bhd), DID's wholly-owned subsidiary, from the date of acquisition on September 4, 2006;

- DigitalApps Media Sdn Bhd ("DAM"), DASB's wholly-owed subsidiary, from the date of incorporation on July 7, 2006.

On September 18, 2006, the Company sold the following Malaysian subsidiary companies to an unrelated party:

1. Secured Digital Applications Sdn Bhd ("SDAM"), wholly-owned Malaysian subsidiary from the date of acquisition on April 20, 1999;

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

On June 27, 2007, the Company sold the following Malaysian subsidiary companies to an unrelated party:

1.   DigitalApps   Technologies   Sdn  Bhd  ("DAT")  ,  wholly-owned   Malaysia
     subsidiary; and

2.   Ispec Sdn Bhd ("ISS"), 55% owned subsidiary of DAT.

See Note 3 - Discontinued Operations for a further discussion of the sale of all of the entities mentioned above.

The accompanying consolidated financial statements include:

1.   SDA, CST, SDAW, DASB, PTSB, DID, DAM and DKT for 2007 and 2006;

2. DAT and ISS, as discontinued operations, through the effective date of disposal.

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

PROPERTY AND EQUIPMENT AND DEPRECIATION

Property and equipment are stated at cost less depreciation. Depreciation is calculated on the straight-line method over the expected useful lives of the assets. The principal annual rates of depreciation are:

                                                                  Business Segments
                                                 Broadband, Multimedia           Material Handling
                                                           and
                                                  Biometric Security/           Equipment and Apple
Asset Classification                              Computer Sales and             Computer Division
                                                        Services
                                                                                  (Discontinued)
----------------------------------------------- ------------------------ ---------------------------------
Office equipment, furniture and fixtures,
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

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may be impaired. Under the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company records an impairment loss if the undiscounted future cash flows are found to be less than the carrying amount of the asset. If an impairment loss has occurred, a charge is recorded to reduce the carrying amount of the asset to fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. There has been no impairment for the years 2007 or 2006.

GOODWILL

Goodwill consists of the excess of cost over net assets acquired of PTSB. Under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized, but is tested at least annually for impairment, or if circumstances change that will more likely than not reduce the fair value of the reporting unit below its carrying amount. The Company performs its impairment test annually during the fourth quarter of each fiscal year and determined that there was no impairment during the years ended December 31, 2007 and 2006.


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


COMPREHENSIVE INCOME

The Company has adopted SFAS No. 130, Reporting Comprehensive Income, which establishes requirements for disclosure of comprehensive income including certain items previously not included in the statements of operations, including minimum pension liability adjustments and foreign currency translation adjustments, among others. The Company's only components of comprehensive income are foreign currency translation adjustments.

The functional currency of the Company's subsidiaries is the Malaysian Ringgit ("RM"). The financial statements of these subsidiaries are translated into United States dollars ("USD") using year-end rates of exchange for assets and liabilities, and average rates of exchange for the year for revenues, costs, and expenses. Translation gains and losses are treated as a component of stockholders' equity. The reporting currency used in the financial statements is USD unless otherwise stated.

TREASURY STOCK

The Company records treasury stock purchases at cost. The excess of cost over par value is allocated to additional paid-in capital. The Company reissues stock from the treasury on a first-in, first-out basis.


EARNINGS PER SHARE

The Company computes earnings per share in accordance with the provisions of SFAS No. 128, Earnings per Share. Under the provisions of SFAS No. 128, basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period presented. Diluted net income per share reflects the potential dilution that could occur from common stock issuable through stock based compensation including stock options, restricted stock awards, warrants and other convertible securities. The calculation of basic and diluted earnings per share is as follows (in thousands, except per-share amounts):

                                                  Year ended December 31,
                                         ---------------------------------
                                                2007             2006
                                         ---------------------------------

Net income                                 $           1,623  $        657
                                         =================================
Weighted average shares outstanding -
 basic                                               132,631       132,021
                                         =================================
Net income per share - basic**             $            0.01  $       0.01
                                         =================================

Weighted average shares outstanding -
 basic                                               132,631       132,021
Common stock issuable to consultant                    3,698         3,532
Convertible preferred stock                           20,000        20,000
Dilutive stock options and warrants                      682           997
                                         ---------------------------------
Weighted average shares outstanding -
 diluted                                             157,011       156,550
                                         =================================
Net income per share - diluted**           $            0.01  $          *
                                         =================================

*      less than $0.01
** Net income per common share for discontinued operations is less than $.01 per share and not presented separately.

For the years ended December 31, 2007 and 2006, 730,000 and 1,080,000 options to purchase common stock, respectively, were excluded from the calculation of earnings per share as their issuance prices were in excess of the average market price for the period. For the years ended December 31, 2007 and 2006, 4,600,000 warrants to purchase common stock were excluded in the calculation of earnings per share as their issuance prices were in excess of the average market price for the period.

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

The Company recognized stock compensation expense of $730,611 for the year ended December 31, 2007 of which $396,875 has been recognized as selling and marketing expenses and $333,736 as general and administrative expenses. The Company recognized stock compensation expense of $940,733 for the year ended December 31, 2006, all of which has been recognized as general and administrative expenses. Total unvested stock based compensation expense totaled $5,385 at December 31, 2007 and had a total weighted average remaining term of 1.67 years. See Note 9.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109, Accounting for Income Taxes, which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on de-recognition of a previously recognized tax position, classification, interest and penalties, accounting in interim periods and disclosures. The provisions of FIN 48 are effective beginning January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to the opening balance of retained earnings. The Company does not expect this pronouncement to have a material effect on the financial position or results of operations of the Company.
..
In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurement. The implementation of this guidance is not expected to have any impact on the Company's consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51 (SFAS No. 160). SFAS No. 160 requires companies with noncontrolling interests to disclose such interests clearly as a portion of equity but separate from the parent's equity. The non-controlling interest's portion of net income must also be clearly presented on the income statement. SFAS No. 160 is effective for financial statements issued for fiscals years beginning after December 15, 2008 and will be adopted by the Company in the first quarter of fiscal year 2009. The Company does not expect that the adoption of SFAS No. 160 will have a material impact on our financial condition or results of operation.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (revised 2007) (SFAS No. 141(R)). SFAS No. 141(R) applies the acquisition method of accounting for business combinations established in SFAS No. 141 to all acquisitions where the acquirer gains a controlling interest, regardless of whether consideration was exchanged. Consistent with SFAS No. 141, SFAS No. 141(R) requires the acquirer to fair value the assets and liabilities of the acquiree and record goodwill on bargain purchases, with main difference the application to all acquisitions where control is achieved. SFAS No. 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008 and will be adopted by the Company in the first quarter of fiscal year 2009. The Company does not expect that the adoption of SFAS No. 141(R) will have a material impact on our financial condition or results of operation.

NOTE 3: DISCONTINUED OPERATIONS

During the third quarter of 2006, the Company determined that it was in the best interests of SDA and its stockholders to reorganize the Company's operating subsidiaries. Under the reorganization plan, the assets of our principal operating subsidiary SDAM were sold to an unrelated third party in September 18, 2006.

Through reorganization, the Company reduced the number of operating subsidiaries of the companies involved in the retail computer and secured shipping business. The assets and liabilities of GSC, through which the Company owned a majority interest in the Gallant group of companies, and AMS and AMSSB were sold to a third party in September 18, 2006.

On September 18, 2006, DASB sold all the shares of SDAM which included its subsidiary companies, AMS, AMSSB, a 60% owned subsidiary of AMS, GSC, GIT, a 55% owned subsidiary of GSC and GIT's wholly owned subsidiaries GZ, GF and GID to a third party and recognized a gain on disposal of $46,472. The receivable from the sale is due in one year or less from the date of sale unless extended by the parties and the receivable bears no interest. At December 31, 2007 and 2006, the Company was owed $0 and $46,472, respectively, and such amount is included in trade and other accounts receivable.

On June 27, 2007, the Company sold its wholly owned subsidiary company, DAT, which included its 55%-owned subsidiary, ISS, to a third party and recognized a gain on disposal of $22,984. Both DAT and ISS were operating at a loss and did not meet the Company's criteria for return on investment.

The results of operations of SDAM and its subsidiaries and DAT and its subsidiary have been retroactively restated as discontinued operations pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Results of discontinued operations are as follows for the years ended December 31, :


                                    2007                2006
                              -------------------- ------------------
Revenue                         $              --    $     1,957,860

Cost of revenues                               --          1,255,116
                              -------------------- ------------------
Gross profit                                   --            702,744

Operating expenses                          7,404            526,802
                              -------------------- ------------------
Income (loss) from operations              (7,404)           175,942
Other income (expense)                     (9,906)            24,983
                              -------------------- ------------------

Income (loss) before tax                  (17,310)           200,925

Income tax                                     --           (219,603)
                              -------------------- ------------------
Loss before minority interest             (17,310)           (18,678)

Minority interest                              --             55,602
                              -------------------- ------------------
Income (loss) from
 discontinued operations        $         (17,310)   $        36,924
                              ==================== ==================

NOTE 4: PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, :

                                             2007             2006
                                       ---------------- ----------------

     Office equipment                   $        87,262  $        66,463
     Furniture and fixtures                      48,980           44,628
     Tools and equipment                        174,108          163,462
     Video communication hardware and
      peripherals                             2,350,128        2,206,432
     Computer software                        3,700,948          613,838
     Office renovation                            9,176            8,615
                                       ---------------- ----------------
                                              6,370,602        3,103,438
     Less accumulated depreciation            2,652,452        2,112,848
                                       ---------------- ----------------
                                        $     3,718,150  $       990,590
                                       ================ ================

Depreciation expense for the years ended December 31, 2007 and 2006 was $389,018 and $250,568, respectively.


NOTE 5: RELATED PARTY TRANSACTIONS

During the years ended December 31, 2007 and 2006, the Company had related party transactions with the following entities:

LSH ASSET HOLDINGS SDN BHD ("LSH"):

LSH is a company wholly-owned by the Company's Chief Executive Officer and his wife. LSH billed the Company management fees totaling $120,000 for the respective years ended December 31, 2007 and 2006. LSH also billed DASB $27,849 for the year ended December 31, 2007 and DASB and SDAM $26,099 for the year ended December 31, 2006, for administrative and clerical charges. LSH also made short term advances to the Company from time to time for working capital purposes. As of December 31, 2007 and 2006, the amount due to LSH was $23,668 and $17,927, respectively. This amount is unsecured, bears no interest, has no fixed terms of repayment, and is recorded in the financial statements as "Amount due to an affiliated company."

SYNERVEST SDN BHD ("SSB")

Mustaffa Bin Yacob, a former director of PTSB (resigned February 4, 2008) is a director of SSB and holds a 60% equity interest in SSB. As of December 31, 2007, long-term receivables, related parties, was fully recovered from SSB. This amount primarily arose in the year ended December 31, 1998, when the Company sold to SSB assets used in the operations of a subsidiary. These assets, comprised of analog video hardware and peripherals and a patent for image display, were sold to SSB for a total sum of $1,661,175. Due to the uncertainty of collection of the related receivable, a related gain on the sale of the assets was deferred and is to be recognized only after all costs have been recovered and as payments are received. During the year ended December 31, 2002, payments received by the Company exceeded all remaining costs. The Company received $110,881 and $85,692 of the outstanding receivable during the years ended December 31, 2007 and 2006, respectively, resulting in a realization of gain on sale of assets, related party for both years. The deferred gain included in the balance sheet has been reduced accordingly. The deferred gain on sale of assets totaled $108,247 at December 31, 2006, was fully recognized as gain during the year ended December 31, 2007 as all payments have been fully recovered.

MY ARCHITECT ("MYA")

Mustaffa Bin Yacob, a former director of PTSB, is a principal partner of MYA. During the years ended December 31, 2007 and 2006, the Company earned fees of $2,500,073 and $743,414, respectively, from consulting contracts that it entered into with MYA. The terms of repayment for the amount due from MYA are similar to or are the same terms accorded to the Company's other existing customers. At December 31, 2007 and 2006, there was no balance owed by MYA.

ULTIMATE SERIES SDN BHD ("USSB")

USSB is wholly-owned by Mustaffa Bin Yacob, a former director of PTSB. For the years ended December 31, 2007 and 2006, the Company incurred fees of $10,502,451 and $9,314,920, respectively, for sub-contracting work that it entered into with USSB. The terms of repayment for the amount due to USSB are similar to terms accorded to the Company's other existing suppliers. At December 31, 2007 and 2006, there was no balance owed to USSB.

CHIEF EXECUTIVE OFFICER

As of December 31, 2007 and 2006, the Company owed Patrick Lim, the Chief Executive Officer of the Company $88,632 and $10,578, respectively, for short-term cash advances made to the Company for working capital purposes from time to time. The amount owing to the Chief Executive Officer is unsecured, bears no interest, has no fixed terms of repayment and is recorded in the financial statements as "Amount due to a director".

DIRECTORS OF MALAYSIAN SUBSIDIARY

On September 18, 2006, DASB acquired 1,150,000 shares of PTSB from its directors, Mr. Mustaffar Bin Yacob and Dato' Wan Abdul Razak for a total consideration of RM567,500 (approx. $154,000 U.S. dollars). The balance was due in one year or less from the date of purchase unless extended by the parties and such debt bears no interest. At December 31, 2007 and December 31, 2006, the Company owed the directors RM354,500 ($106,935 at December 31, 2007 and $100,396 at December 31, 2006) and is recorded in the financial statements as "Amount due to directors of subsidiary".

The amounts owed to Mustaffar Yacob and the estate of Wan Abdul Razak have yet to be fully settled as at December 31, 2007. Wan Abdul Razak died intestate and the Company is waiting for instructions from his estate. Mr. Mustaffar originally extended the payment term by another six months to March 18, 2008. the Company and Mr. Mustaffar are currently in negotiation to extend the payment term further.


NOTE 6: CAPITAL LEASE OBLIGATIONS

Certain telecommunications and other assets are leased from a lessor under various equipment lease financing facilities. Such leases have been accounted for as capital leases. At the Company's request, a lessor agreed to an extension on the repayment period in 1998 to enable the Company to secure additional working capital financing. The rescheduled lease terms for all capital leases commenced in December 1998 and were payable on a monthly basis with the final payment due November 2006. The Company will acquire title to all assets under capital leases, upon payment of the final lease payment.

Assets under these capital leases, which are included in property and equipment at December 31, 2007, are as follows:

                                              Original    Accumulated     Net
                                                Cost      Depreciation   Value
                                            ------------ -------------- -------
Video communication hardware and peripherals $   466,201  $   (466,201)   $   -
                                            ============ ============== =======

The Company has not made regular principal and interest payments due under three capital lease agreements since November 2006. The total overdue amount as of December 31, 2007 is $38,831, which includes unpaid principal of $35,634 and unpaid interest of $3,197. Unpaid principal is included in current portion of capital lease obligations on the balance sheet. Unpaid interest is included in accrued expenses on the balance sheet. The Company's Chief Executive Officer ("CEO"), who is also a stockholder, has personally guaranteed payment under these capital lease agreements. Pursuant to the terms of the guarantee agreement dated December 3, 1998, the CEO has guaranteed to pay all amounts which become due under the terms of the capital lease agreements. Subsequent to December 31, 2007 and through the date of this report, the Company has not made any payments to the lessor.

NOTE 7: INCOME TAXES

For 2007 and 2006, all income of the Company was derived from its activities in Malaysia and the United States. SDA and its American subsidiaries file as a consolidated group. The Malaysian companies file on an entity-by-entity basis.

Provision for income tax liability for the years ended December 31, 2007 and 2006, respectively, is as follows:

                                                  Year ended December 31,
                                                    2007           2006
                                              ---------------- --------------
Current tax expense                            $        34,415  $      43,226
Deferred tax expense                                   230,048         38,605
                                              ---------------- --------------
Provision for Malaysian income tax expense
on the Company and its subsidiaries' income    $       264,463  $      81,831
                                              ================ ==============

The difference between current income tax expense and expected income tax expense computed applying the United States Federal income tax rate of 34% to income from continuing operations before income tax and minority interest is explained as follows:

                                                 Year ended December 31,
                                                 2007              2006
                                           ----------------  ----------------
Expected income tax expense                $        641,609  $        251,333
Effect of lower Malaysian tax rate                  (95,598)          (29,655)
Benefit of operating loss carry forwards           (177,276)          (83,291)
Permanent differences - Malaysia                   (114,272)          (56,556)
Alternative minimum tax - US                         10,000                --
                                           ----------------  ----------------
Income tax expense                         $        264,463  $         81,831
                                           ================  ================

Temporary differences and carry forwards that give rise to deferred tax assets and liabilities as of December 31, are as follows:

                                                        December 31,
                                                   2007            2006
                                             --------------- ---------------
Deferred tax assets
       Net operating loss carry forward       $     223,957   $     451,197
       Allowance for doubtful accounts                7,541          23,506
        Accrued expenses                             55,557              --
        Stock compensation                          125,165              --
                                             --------------- ---------------
                                                    412,220         474,703

       Less: valuation allowance                   (404,679)       (451,197)
                                             --------------- ---------------
       Deferred tax asset net of allowance            7,541          23,506

Deferred tax liability
       Depreciation                                (469,066)       (232,229)
                                             --------------- ---------------
Total net deferred tax liability              $    (461,525)  $    (208,723)
                                             =============== ===============

The valuation allowance offsets the net deferred tax assets for which recovery is not considered more likely than not. The valuation allowance is evaluated considering positive and negative evidence about whether the deferred tax assets will be realized. At that time of evaluation, the allowance is either increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax assets is no longer impaired and the allowance is no longer required. The decrease in the valuation allowance of approximately $46,500 was due to the decrease in net operating loss of SDA and its American subsidiaries, net of increases due to accrued expenses and stock compensation incurred in 2007.

The Company's total net operating loss carry forward at December 31, 2007 is $942,000, of which $15,000 relates to the Company's activities in Malaysia and $927,000 relates to the Company's activities in the United States. The net operating loss carry forward that relates to activities in Malaysia can be carried forward indefinitely, on an entity basis, while the net operating loss carry forward that relates to the Company's activities in the United States expires through the year 2027. The United States net operating loss carry forward may be subject to annual limitations based on ownership changes in the Company's common stock as provided by in section 382 of the Internal Revenue Code.

We recognize interest and penalties related to uncertain tax positions in general and administrative expense. As of December 31, 2007, we have not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

The Company filed its U.S. federal tax returns for the years 2003 through 2006 on or about September 15, 2007. Those years remain open to examination, and possible adjustment, by the major taxing jurisdictions to which we are subject, through September 15, 2010.

Tax returns filed by our Malaysian subsidiaries are open to examination by the Malaysian taxing authority for seven years. The tax for the 2006 tax year has not been paid by DASB. The amount due is approximately $16,000.


NOTE 8: STOCKHOLDERS' EQUITY

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

COMMON STOCK

The Company signed a compensation agreement with a consultant on July 15, 2005 under which the Company is to issue an aggregate of 960,000 shares of its common stocks to the consultant for services to be rendered for the twelve-month period ending July 14, 2006. The Company reissued from its treasury stock 240,000 shares of common stock on each of the following dates; August 9, 2005, September 27, 2005, February 6, 2006 and May 3, 2006. The Company recognized compensation expense of $47,120 for the year ended December 31, 2006.

On October 4, 2005 and February 21, 2006, the Company reissued from its treasury stock 1,000,000 shares of common stock to a consultant pursuant to a compensation agreement dated September 12, 2005, under which the Company is to issue an aggregate of 2,000,000 shares of its common stock to the consultant for services to be rendered to the Company for the twelve-month period ending September 12, 2006. On June 12, 2006 and August 10, 2006, the Company issued the remaining 1,000,000 shares of common stock. The Company recognized compensation expense of $143,000 for the year ended December 31, 2006.

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

On October 23, 2006, the Company reacquired 20,000,000 shares of its common stock pursuant to a share exchange agreement with LSH, an entity controlled by its Chairman and Chief Executive Officer, Mr. Patrick Lim, whereby Mr. Lim exchange 20,000,000 shares of the Company's common stock held by LSH in exchange for 100,000 shares of the Company's newly created Voting Preferred, which is convertible into shares of common stock at a fixed ratio of 200 shares of common stock for 1 share of Voting Preferred stock. These shares were returned to treasury and are available for re-issuance at a future date.

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

On November 28, 2006, the Company issued 1,500,000 shares of common stock to a consultant pursuant to a compensation agreement dated November 1, 2006, under which the Company is to issue an aggregate of 2,000,000 shares of its common stock for services to be rendered for the six-month period ending April 30, 2007. For the years ended December 31, 2007 and 2006, the Company recognized compensation expense of $81,000 and $41,000, respectively.

On November 29, 2006, the Company reissued from its treasury stock
2,000,000 shares of common stock to an investor at $0.0558 per share for a total consideration of $111,600 in a private placement exercise. On December 29, 2006, the Company also issued 3,000,000 shares of its common stock to an investor at $0.0612 per share for a total consideration of $183,600 in a private placement.

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

On December 5, 2006, the Company reissued from its treasury stock 200,000 shares of common stock to a consultant pursuant to a compensation agreement dated December 4, 2006, under which the Company is to issue an aggregate of 600,000 shares of its common stock to the consultant as payment for services to be rendered to the Company for the six-month period ending June 4, 2007. On February 9, 2007, the Company reissued from its treasury stock 100,000 shares of common stock. This agreement was terminated on March 30, 2007. For the year ended December 31, 2007 and 2006, the Company recognized compensation expense of $17,733 and $6,333, respectively.

On December 22, 2006, the Company reissued from its treasury stock 983,607 shares of common stock at $0.061 per share for a total consideration of $60,000 to one of the directors of PTSB as a partial settlement for the acquisition of PTSB shares from such director. See Note 3.

On February 22, 2006, the Company reissued 200,000 shares of common stock from its treasury stock to a consultant pursuant to a compensation agreement with an effective date of November 19, 2005 as payment for services rendered to the Company over a two year period with effect from the date of agreement. For the years ended December 31, 2007 and 2006, the Company recognized $7,175 and $9,225, respectively, as compensation expense.

The Company signed a compensation agreement with a consultant on April 15, 2006 under which the Company is to issue an aggregate of 1,000,000 shares of its common stocks to the consultant for services to be rendered for the twelve-month period ending July 14, 2007. The Company issued 250,000 shares of common stock on each of the following dates; October 16, 2006, November 22, 2006 and January 15, 2007. The Company issued the final 250,000 shares on April 20, 2007. The Company recognized compensation expense of $37,104 and $31,396 for the year ended December 31, 2007 and 2006 respectively.

On February 6, 2007, the Company issued 425,423 shares of common stock from its treasury stock to a consultant as payment for services rendered to the Company for a total consideration of $26,376 based on the market value of $0.062 per share on the date of issuance.

On June 12, 2006, the Company issued 1,000,000 shares of common stock to a consultant pursuant to a compensation agreement dated April 23, 2006 as payment for services rendered to the Company over a one-year period with effect from the date of agreement. For the year ended December 31, 2006, the Company recognized $51,333 as compensation expense and $25,667 as deferred compensation respectively based on the market value of $0.077 per share on the date of the agreement. For the year ended December 31, 2007, the Company recognized $25,667 as compensation expense.

The Company signed a compensation agreement with a consultant on August 20, 2007 under which the Company is to issue an aggregate of 1,000,000 shares of its common stocks to the consultant for services to be rendered for the twelve-month period ending July 14, 2008. The Company will issue stock 250,000 shares of common stock on each of the following dates; October 14, 2007, January 14, 2008, April 14, 2008 and July 14, 2008. The Company recognized compensation expense of $61,875 for the year ended December 31, 2007.

On June 1, 2007, the Company reissued from its treasury stock 1,000,000 shares of common stock to a consultant pursuant to a compensation agreement dated June 1, 2007, under which the Company is to issue an aggregate of 2,000,000 shares of its common stock to the consultant for services to be rendered for the six-month period ending November 30, 2007. The Company reissued from its treasury stock the balance of 1,000,000 shares of its common stock on September 4, 2007. For the year ended December 31, 2007, the Company recognized compensation expense of $151,000.

On June 13, 2007 and October 22, 2007, the Company reissued from its treasury stock 100,000 shares of common stock each to a consultant pursuant to a compensation agreement dated May 1, 2007, under which the Company is to issue an aggregate of 400,000 shares of its common stock to the consultant for services to be rendered to the Company for the twelve-month period ending April 30, 2008. The Company recognized compensation expense of $39,000 for the year ended December 31, 2007.

On June 13, 2007, the Company reissued from its treasury stock 1,000,000 shares of common stock to a consultant pursuant to a compensation agreement dated June 11, 2007, under which the Company is to issue an aggregate of 2,000,000 shares of its common stock to the consultant for services to be rendered for the six-month period ending December 10, 2007. The Company reissued from its treasury stock the balance of 1,000,000 shares of its common stock on September 11, 2007. For the year ended December 31, 2007, the Company recognized compensation expense of $145,000.

On August 10, 2007, the Company reissued from its treasury stock 540,000 shares of common stock to an investor at $0.065 per share for a total consideration of $35,100 in a private placement exercise.

On August 30, 2007, the Company reissued from its treasury stock 460,000 shares of common stock to an investor at $0.07 per share for a total consideration of $32,200 in a private placement exercise.

On November 23, 2007, the Company reissued from its treasury stock 1,000,000 shares of common stock to an investor at $0.125 per share for a total consideration of $125,000 in a private placement exercise.

On December 28, 2007, the Company issued 250,000 of common stock to a consultant for the exercise of stock options. The Company received proceeds totaling $25,000.

On December 31, 2007, the Company issued 250,000 shares of common stock to Patrick Lim, the Company's Chief Executive Officer, for the exercise of stock options. The Company received proceeds totaling $50,000.

On December 31, 2007, the Company issued 100,000 shares of common stock to Valerie Looi, the Company's Secretary, for the exercise of stock options. The Company received proceeds totaling $20,000.


STOCK AWARDS

On October 21, 2006, the Company approved an award of incentive compensation to the Chief Executive Officer and Chairman Patrick Lim of 500,000 shares of common stock per year if the Company in that year achieves a compounded growth of at least fifteen (15) percent. In 2007, the Company achieved the growth rate and accrued compensation expense of $86,500 for the year ended December 31, 2007. The shares will be issued in 2008.


STOCK OPTION PLAN

On June 9, 2005, the stockholders approved the 2005 Employee, Officer and Director Stock Plan (the "2005 Plan"). An aggregate of 10 million shares of common stock are reserved for issuance and available for awards under the 2005 Plan. Awards under the 2005 Plan may include non-qualified stock options, incentive stock options, stock appreciation rights ("SARs"), restricted shares of common stock, restricted units and performance awards. The 2005 Plan continues in effect for ten years unless terminated earlier. For a complete description of the 2005 Plan, see the Company's Definitive Proxy Statement filed with the SEC on June 9, 2005.

STOCK OPTION ISSUANCES

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

On December 4, 2006, 203,000 options were granted to an officer of the Company with an option to purchase the Company's common stock at $0.0638 per share, and 297,000 options were granted to two other officers of the Company with an option to purchase the Company's common stock at $0.058 per share respectively. All grants were made from the 2005 Plan. Black-Scholes valuations were performed on the options based on the following assumptions; term - five years; risk-free rate - 4.76%; volatility - 117.6% and a dividend yield of 0%. The Company recognized compensation expense of $23,898 for the year ended December 31, 2006. The options were exercised immediately for cash consideration of $30,177.

On November 20, 2007 and November  26,  2007,  250,000 and 100,000  options were exercised by the directors for cash consideration of $50,000 and $20,000 respectively.

A summary of the status of the Company's stock options as of December 31, 2007 and 2006, and changes during 2007 and 2006, is presented below:

        Options Outstanding                      2007                             2006
                                  -------------------------------- ---------------------------------
                                      Shares      Exercise Price        Shares       Exercise Price
                                  -------------- ----------------- ---------------- ----------------
For officers and employees:
 Beginning of the year                1,080,000   $           0.20       1,080,000   $         0.200
 Granted                                      -                            500,000   $        0.0603
 Exercised                             (250,000)  $           0.20        (203,000)  $        0.0638
 Exercised                             (100,000)  $           0.20        (297,000)  $         0.058
                                  -------------                    ---------------
 End of the year                        730,000   $           0.20       1,080,000   $         0.200
                                  =============                    ===============
 Options exercisable at year end        570,000   $           0.20         840,000   $         0.200
                                  =============                    ===============

For consultants:
 Beginning of the year                        -                                  -
 Granted                                250,000   $           0.10               -
 Exercised                             (250,000)  $           0.10               -
                                  -------------                    ---------------
 End of the year                              -                                  -
                                  =============                    ===============

 Options exercisable at year end              -                                  -
                                  =============                    ===============

The following table summarizes information about options outstanding at December 31, 2007 and 2006.

                                               Options Outstanding
                             --------------------------------------------------------------
                                Number      Weighted Average Remaining  Weighted Average
                               Outstanding       Contractual Life         Exercise Price
                             -------------- -------------------------- --------------------
As of December 31, 2007:
 For officers and employees         730,000                       1.67   $             0.20
 For consultants                          -                          -                    -
                             -------------- -------------------------- --------------------
Total                               730,000                       1.67   $             0.20
                             ============== ========================== ====================
As of December 31, 2006:
 For officers and employees       1,080,000                       2.67   $             0.20
 For consultants                          -                          -                    -
                             -------------- -------------------------- --------------------
Total                             1,080,000                       2.67   $             0.20
                             ============== ========================== ====================

On April 5, 2007, the Company signed an agreement with a consultant under which the Company granted stock options for an aggregate of 2,000,000 shares of its common stock to the consultant as a performance incentive for services to be rendered for a two year period ending April 4, 2009. The options are exercisable on a quarterly basis over the two year term of the contract in the following manner;

                                    Market                                          Exercise
       Trading Period           capitalization      Vesting Date   No. of options    Price
                                  ($'Million)                                     Per Share
                                                                                     ($/sh)
                                                                   ---------------
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

The Company recognized $972 in total compensation expense for the year ended December 31, 2007. The options have a total weighted average remaining term of
1.25 years.

On October 5, 2007, the Company and the consultant executed a stock option agreement to purchase 250,000 shares of the Company's common stock at $0.10 per share pursuant to the agreement described above. The Company agreed to extend the initial trading period from April 5 - July 4, 2007 to April 5 - October 4, 2007. The Company achieved a minimum market capitalization of $13.53 million for at least five consecutive trading days during said trading period. The expiration date of the stock option is five years from the date of grant. All or any part of the option shares with respect to which the right to purchase has vested may be purchased, subject to the provisions of the option agreement, at the time of such vesting or at any time or from time to time during the balance of the term of the option.

WARRANTS

On October 21, 2006, the Company approve the issuance to the Chief Executive Officer warrants to purchase 6,300,000 shares of the Company at price at $0.0649 per share (110 percent of the market price at the close of business on October 23, 2006), such warrants to be issued in three equal annual installments and which may be exercised on or before October 21, 2011. Black-Scholes valuations were performed on the warrants. The initial value of the warrants was $257,518 based on the following assumptions; term - three to five years; risk-free rate - 4.76% to 4.8%; volatility - 84.1% to 118.5% and a dividend yield of 0%. These costs are being amortized over three years based on the estimate of the expected term. The Company recognized compensation expense of $168,768 and $35,160 for the years ended December 31, 2007 and 2006, respectively.


NOTE 9: SIGNIFICANT CONCENTRATIONS

Two customers accounted for the following revenue for the years ended December 31, 2007 and 2006:

                                        December 31,
                                2007                 2006

                        -------------------- ---------------------

Customer 1                      48%                   48%
Customer 2                      45%                   48%

                        -------------------- ---------------------
Total                           93%                   96%
                        ==================== =====================


At December 31, 2007 and 2006, two customers accounted for substantially all of the trade accounts receivable.

Three suppliers accounted for substantially all cost of revenues during the years ended December 31, 2007 and 2006. The Company is not dependent upon one supplier to provide the services that it requires but made a strategic decision to engage the services of only a small number of suppliers after taking into consideration the quality of service and competitive pricing being offered. Should the need arise, the Company could utilize alternative suppliers for the services that it requires.

NOTE 10: COMMITMENTS

Operating Leases

The Company maintains its corporate office in New York. The lease agreement expires on May 31, 2008 and is not subject to automatic renewal.

The Company leases its principal executive offices in Malaysia under a two-year operating lease from an unaffiliated party at a monthly rental of RM14,000 (approximately $4,200). The lease expires on March 14, 2009 and is not subject to automatic renewal.

Rent expense under these leases was $49,911 and $40,616 for the years ended December 31, 2007 and 2006, respectively.

   No.  Location of Property                Leased by   Lease Commenced On  Lease Expires On
----------------------------------------- ------------ ------------------- -----------------
  1.   Petaling Jaya, Selangor, Malaysia      DASB               3/15/2007         3/14/2009
  2.   New York                               SDA                6/01/2007         5/31/2008


Future minimum lease payments under the non-cancelable lease agreements are as follows:

 Year ending December 31:
-------------------------------
2008                            $           52,300
2009                                         8,400
                               -------------------
                                $           60,700
                               ===================