Form 10-Q
period 2008-03-31
SECURED DIGITAL APPLICATIONS INC
filed 2008-05-14
CIK 940516

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended March 31, 2008

                                       or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from _____________ to ___________



                         Commission File Number: 0-25658

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

                                 (212) 551 1747
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                [X] Yes     [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

     Large accelerated filer[ ]                 Accelerated filer          [ ]
     Non-accelerated filer  [ ] (Do not check   Smaller reporting company  [X]
                                 if a smaller
                               reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Check one:
                                [ ] Yes     [X] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

              Class                         Number of shares outstanding as of May 14, 2008
              -----                         -----------------------------------------------
 Common stock, $.00001 par value                               142,476,314

FORM 10-Q
1ST QUARTER

                                      INDEX

PART I  -  FINANCIAL INFORMATION

     ITEM 1.    FINANCIAL STATEMENTS

         Condensed consolidated balance sheets as at March 31, 2008 (Unaudited) and
         December 31, 2007 (Audited)                                                                    3 - 4

         Condensed consolidated statements of income and comprehensive income for the
         three-month periods ended March 31, 2008 and 2007 (Unaudited)                                  5 - 6

         Condensed consolidated statements of cash flows for the three-month periods
         ended March 31, 2008 and 2007 (Unaudited)                                                      7

         Notes to condensed consolidated financial statements (Unaudited)                               8 - 12

     ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS                                                                  13 - 16

     ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                              17

     ITEM 4(T). CONTROLS AND PROCEDURES                                                                 17

PART II  -  OTHER INFORMATION

     ITEM 1.    LEGAL PROCEEDINGS                                                                       18

     ITEM 1A.   RISK FACTORS                                                                            18

     ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS                             18

     ITEM 3.    DEFAULTS UPON SENIOR SECURITIES                                                         18

     ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                     18

     ITEM 5.    OTHER INFORMATION                                                                       18

     ITEM 6.    EXHIBITS                                                                                18

     SIGNATURES                                                                                         19

SAFE HARBOR STATEMENT

This quarterly report on Form 10-Q and other reports filed by the Company from time to time with the United States Securities and Exchange Commission (the "SEC"), as well as the Company's press releases, contain or may contain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Information is provided that is based upon beliefs of, and information currently available to, the Company's management, as well as estimates and assumptions made by the Company's management. The Company is including this cautionary statement in this Form 10-Q to make applicable and to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by or on behalf of us. Statements that are not statements of historical fact may be deemed to be forward-looking statements. Forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "may," "should," "anticipates," "estimates," "expects," "future," "intends," "hopes," "plans," "projects" or the negative thereof. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause actual results of the Company to vary materially from historical results or from any future results expressed or implied in such forward-looking statements.

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


ITEM 1.  FINANCIAL STATEMENTS

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2008 AND DECEMBER 31, 2007

                                                                                          March 31,       December 31,
                                                                                            2008              2007
                                                                                      ----------------- ----------------
                                                                                         (Unaudited)
                                        ASSETS
Current assets:
  Cash                                                                                $          22,208 $         40,385
  Trade and other accounts receivable                                                        10,058,125        8,902,465
    less allowance for doubtful accounts of $28,215 and $27,699, respectively
  Prepaid expenses                                                                               19,676           18,539
                                                                                       ----------------  ---------------
      Total current assets                                                                   10,100,009        8,961,389
Property and equipment, net                                                                   3,563,760        3,718,150
Goodwill                                                                                        471,260          471,260
                                                                                       ----------------  ---------------
                                                                                      $      14,135,029 $     13,150,799
                                                                                       ================  ===============

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of capital lease obligations                                        $          36,297 $         35,634
  Accounts payable                                                                              537,666          531,133
  Accrued expenses                                                                              227,910          209,877
  Amount due to an affiliated company                                                            31,427           23,668
  Amount due to a director                                                                        2,033           88,632
  Income tax payable                                                                            121,172           47,151
                                                                                       ----------------  ---------------
      Total current liabilities                                                                 956,505          936,095
Deferred tax                                                                                    570,595          461,525
                                                                                       ----------------  ---------------
      Total liabilities                                                                       1,527,100        1,397,620
                                                                                       ----------------  ---------------

                                   (continued)

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                      MARCH 31, 2008 AND DECEMBER 31, 2007

                                                                                          March 31,       December 31,
                                                                                             2008             2007
                                                                                       ---------------- ----------------
                                                                                         (Unaudited)

Minority interest                                                                               231,062          218,016
                                                                                       ---------------- ----------------
Commitments

Stockholders' equity:
  Series B convertible preferred stock, $0.10 par value;
    1,000,000 shares authorized; 100,000 shares issued and outstanding, liquidation
    preference $2,500,000                                                                        10,000           10,000
  Common stock, $.00001 par value:
    350,000,000 shares authorized; 144,852,094 shares issued and 139,726,314 shares outstanding in 2008 and 143,172,594 shares issued and 137,796,814 shares
    outstanding in 2007                                                                           1,395            1,375
Additional paid-in capital                                                                    7,790,232        7,665,244
Common treasury stock - at cost, 5,125,780 shares in 2008 and 5,375,780 shares in 2007               --               --
Options                                                                                          75,675           73,561
Warrants                                                                                        958,768          953,643
Retained earnings                                                                             2,979,461        2,280,005
Accumulated other comprehensive income                                                          561,336          551,335
                                                                                       ---------------- ----------------
      Total stockholders' equity                                                             12,376,867       11,535,163
                                                                                       ---------------- ----------------
      Total liabilities and stockholders' equity                                       $     14,135,029 $     13,150,799
                                                                                       ================ ================

            See notes to condensed consolidated financial statements

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
                                   (Unaudited)

                                                                                          Three months ended March 31,
                                                                                               2008           2007
                                                                                         --------------- --------------
Revenues                                                                                 $    14,509,361 $   10,370,802

Cost of revenues                                                                              13,266,904      9,680,175
                                                                                         --------------- --------------
Gross profit                                                                                   1,242,457        690,627
                                                                                         ---------------  -------------
Operating expenses:
  Sales and marketing                                                                             15,669          3,884
  General and administrative:
    Related parties                                                                               37,427         36,835
    Others                                                                                       481,184        399,318
                                                                                         --------------- --------------
Total operating expenses                                                                         534,280        440,037
                                                                                         --------------- --------------
Income from operations                                                                           708,177        250,590
                                                                                         --------------- --------------
Other income (expense):
  Gain on foreign currency transactions                                                          175,373        110,952
  Previously deferred gain on sale of technology, related parties                                     --         25,290
  Other income                                                                                        --          2,563
                                                                                         --------------- --------------
                                                                                                 175,373        138,805
                                                                                         --------------- --------------
Income before provision for income taxes and minority interest                                   883,550        389,395

Provision for income taxes                                                                      (175,043)       (63,509)
                                                                                         --------------- --------------
Income before minority interest                                                                  708,507        325,886

Minority interest                                                                                 (9,051)        (6,121)
                                                                                         --------------- --------------
Income from continuing operations                                                                699,456        319,765
                                                                                         --------------- --------------
Discontinued operations:
  Loss from discontinued operation - net of minority interest and income taxes                        --         (8,665)
                                                                                         --------------- --------------
Loss from discontinued operations                                                                     --         (8,665)
                                                                                         --------------- --------------
Net income                                                                               $       699,456 $      311,100
                                                                                         ===============  =============
COMPREHENSIVE INCOME
Net income                                                                               $       699,456 $      311,100
Other comprehensive income:
  Foreign currency translation adjustments                                                        10,001         58,351
                                                                                         --------------- --------------
Comprehensive income                                                                     $       709,457 $      369,451
                                                                                         =============== ==============

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (CONTINUED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
                                   (Unaudited)

                                                                                             Three months ended March 31,
                                                                                                  2008          2007
                                                                                                  ----          ----
Net income per common share:
  Basic **                                                                                     $       0.01 $          *
                                                                                               ============ ============
  Diluted **                                                                                              *            *
                                                                                               ============ ============
Weighted average shares outstanding:
  Basic                                                                                         138,407,765  129,236,089
                                                                                               ============ ============
  Diluted                                                                                       160,427,108  151,023,144
                                                                                               ============ ============

*  Less than $0.01 per share.
** Net income per common share for discontinued operations is less than $0.01 per share and not presented separately.

               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
                                   (Unaudited)

                                                                                            Three months ended March 31,
                                                                                                 2008          2007
                                                                                            ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Change in operating assets and liabilities of continuing operations                       $     138,905 $      50,192
  Change in operating assets and liabilities of discontinued operations                                --         8,396
                                                                                            ------------- -------------
    Net cash provided by operating activities                                                     138,905        58,588
                                                                                            ------------- -------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of equipment                                                                            (6,564)       (1,388)
                                                                                            ------------- -------------
    Net cash used in investing activities                                                          (6,564)       (1,388)
                                                                                            ------------- -------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of shares of common stock                                                104,216            --
  Proceeds from affiliated company                                                                  7,363        35,726
  Proceeds from a director                                                                             --           219
  Repayments to a director                                                                        (88,059)           --
                                                                                            ------------- -------------
    Net cash provided by financing activities                                                      23,520        35,945
                                                                                            ------------- -------------
FOREIGN CURRENCY TRANSLATION ADJUSTMENT
  - continuing activities                                                                        (174,038)     (102,730)
  - discontinued activities                                                                            --        12,199
                                                                                            ------------- -------------
Net (decrease) increase in cash                                                                   (18,177)        2,614

Cash, beginning of period                                                                          40,385         7,644
                                                                                            ------------- -------------
Cash, end of period                                                                         $      22,208 $      10,258
                                                                                            ============= =============

                 See notes to consolidated financial statements

              SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008
                                  (Unaudited)


NOTE 1 : BASIS OF PRESENTATION


The accompanying unaudited consolidated financial statements of Secured Digital Applications, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with Item 10-1 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2007, as filed with the SEC.


NOTE 2:  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, Fair Value Measurements, ("SFAS 157") which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, but it does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. SFAS 157 could impact how fair values are determined and assigned to assets and liabilities in any future acquisition.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"). SFAS 159 permits entities to choose to measure eligible financial instruments at fair value. The unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings. The decision to elect the fair value options is determined on an instrument by instrument basis, it should be applied to an entire instrument, and it is irrevocable. Assets and liabilities measured at fair value pursuant to the fair value option should be reported separately in the balance sheet from those instruments measured using other measurement attributes. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The implementation of this guidance is not expected to have any impact on the Company's consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements - an amendment of ARB No. 51 ("SFAS 160"). SFAS 160 requires companies with non-controlling interests to disclose such interests clearly as a portion of equity but separate from the parent's equity. The non-controlling interest's portion of net income must also be clearly presented on the income statement. SFAS 160 is effective for financial statements issued for fiscals years beginning after December 15, 2008 and will be adopted by the Company in the first quarter of fiscal year 2009. The Company does not expect that the adoption of SFAS 160 will have a material impact on our financial condition or results of operation.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (revised 2007) ("SFAS 141(R)"). SFAS 141(R) applies the acquisition method of accounting for business combinations established in SFAS 141 to all acquisitions where the acquirer gains a controlling interest, regardless of whether consideration was exchanged. Consistent with SFAS 141, SFAS 141(R) requires the acquirer to fair value the assets and liabilities of the acquiree and record goodwill on bargain purchases, with main difference the application to all acquisitions where control is achieved. SFAS 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008 and will be adopted by the Company in the first quarter of fiscal year 2009. The Company does not expect that the adoption of SFAS 141(R) will have a material impact on our financial condition or results of operation.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities,--an amendment of FASB Statement No. 133 ("FAS 161"). FAS 161 requires enhanced disclosures about an entity's derivative and hedging activities and thereby improves the transparency of financial reporting. The objective of the guidance is to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. FAS 161 is effective for fiscal years beginning after November 15, 2008. Management is currently evaluating the impact FAS 161 will have on the Company's consolidated financial statements, but it currently does not expect the effect to be material.

NOTE 3: NET INCOME PER COMMON SHARE

The Company computes earnings per share in accordance with the provisions of SFAS No. 128, Earnings per Share ("SFAS 128"). Under the provisions of SFAS 128, basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period presented. Diluted net income per share reflects the potential dilution that could occur from common stock issuable through stock based compensation including stock options, restricted stock awards, warrants and other convertible securities. The calculation of basic and diluted earnings per share is as follows (in thousands, except per-share amounts):

                                                              Three months ended March 31,
                                                                   2008           2007
                                                                   ----           ----
      Net income                                             $           699 $          311
                                                             =============== ==============
      Weighted average shares outstanding - basic                    138,408        129,236
                                                             =============== ==============

      Net income per share - basic                           $          0.01 $            *
                                                             =============== ==============

      Weighted average shares outstanding - basic                    138,408        129,236
      Common stock issuable to consultant                              1,289          1,138
      Common stock issued to officer                                     498             --
      Convertible preferred stock                                     20,000         20,000
      Dilutive stock options and warrants                                232            649
                                                             --------------- --------------
      Weighted average shares outstanding - diluted                  160,427        151,023
                                                             =============== ==============
      Net income (loss) per share - diluted                  $             * $            *
                                                             =============== ==============

*  Less than $0.01
** Net income per common share for discontinued operations is less than $.01 per share and not presented separately.

For the periods ended March 31, 2008 and 2007, options to purchase 730,000 and 1,080,000 shares of the Company's common stock respectively, were excluded from the calculation of earnings per share as their issuance prices were in excess of the average market price for the period. For the periods ended March 31, 2008 and 2007, warrants to purchase 4,600,000 shares of the Company's common stock were excluded in the calculation of earnings per share as their issuance prices were in excess of the average market price for the period.


NOTE 4: DISPOSAL OF SUBSIDIARIES

On June 27, 2007, the Company sold its wholly owned subsidiary company, DigitalApps Technologies Sdn Bhd ("DAT"), which included its 55%-owned subsidiary, Ispec Sdn Bhd ("ISS"), to a third party and recognized a gain on disposal of $22,984. Both DAT and ISS were operating at a loss and did not meet the Company's criteria for return on investment.

The results of operations of DAT and its subsidiary have been retroactively restated as discontinued operations pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Results of discontinued operations are as follows for the periods indicated:

                                                                    Three months ended March 31,
                                                                      2008                2007
                                                                      ----                ----
      Revenue                                                  $               -- $                --
      Cost of revenues                                                         --                  --
                                                               ------------------ -------------------
      Gross profit                                                             --                  --
      Operating expenses                                                       --              (8,665)
                                                               ------------------ -------------------
      Loss from operations                                                     --              (8,665)
      Other income (expense)                                                   --                  --
                                                               ------------------ -------------------
      Loss before tax                                                          --              (8,665)
      Income tax                                                               --                  --
                                                               ------------------ -------------------
      Loss before minority interest                                            --              (8,665)
      Minority interest                                                        --                  --
                                                               ------------------ -------------------
      Loss from discontinued operations                        $               -- $            (8,665)
                                                               ================== ===================

NOTE 5: RELATED PARTY TRANSACTIONS

LSH ASSET HOLDINGS SDN BHD ("LSH"):

LSH is a company wholly owned by the Company's Chief Executive Officer and his wife. LSH billed the Company management fees totaling $30,000 for each of the respective three months ended March 31, 2008 and 2007. LSH also billed DigitalApps Sdn Bhd ("DASB") $7,427 and $6,835 for each of the three months ended March 31, 2008 and 2007, respectively, for administrative and clerical charges. LSH also made short term advances to the Company from time to time for working capital purposes. As of March 31, 2008 and December 31, 2007, the amount due to LSH was $31,427 and $23,668, respectively. This amount is unsecured, bears no interest, has no fixed terms of repayment, and is recorded in the financial statements as "Amount due to an affiliated company".

CHIEF EXECUTIVE OFFICER

As of March 31, 2008 and December 31, 2007, the Company owed Patrick Lim, the Chief Executive Officer of the Company $2,033 and $88,632, respectively, for short-term cash advances made to the Company from time to time for working capital purposes. The amount owing to the Chief Executive Officer is unsecured, bears no interest, has no fixed terms of repayment and is recorded in the financial statements as "Amount due to a director".

NOTE 6: STOCKHOLDERS' EQUITY

COMMON STOCK

The Company issued from its treasury stock 100,000 shares of common stock on each of June 13, 2007 and October 22, 2007 to a consultant pursuant to a compensation agreement dated May 1, 2007, under which the Company is to issue an aggregate of 400,000 shares of its common stock to the consultant for services to be rendered to the Company for the twelve-month period ending April 30, 2008. The Company recognized compensation expense of $4,542 for the three months ended March 31, 2008 related to this compensation agreement.

The Company issued from its treasury stock 250,000 shares of common stock on each of October 17, 2007, February 20, 2008 and April 18, 2008 to a consultant pursuant to a compensation agreement dated August 20, 2007, under which the Company is to issue an aggregate of 1,000,000 shares of its common stock to the consultant for services to be rendered to the Company for the twelve-month period ending August 19, 2008. The Company recognized compensation expense of $21,375 for the three months ended March 31, 2008 related to this compensation agreement.

On March 5, 2008, the Company issued 1,679,500 shares of common stock to Patrick Lim, the Company's Chief Executive Officer, upon the exercise of warrants. The Company received proceeds totaling $108,999 from Mr. Lim's warrant exercise.

On April 17, 2008, the Company issued 500,000 shares of common stock to Mr.
Lim, for achieving a compounded growth in group revenues of at least 15% percent pursuant to a Stock Award Agreement dated October 21, 2006. The total consideration amount of $62,000 is based on the market value of $0.124 per share on the date of issuance.

On April 21, 2008, the Company issued from its treasury stock 2,000,000 shares of common stock to a consultant pursuant to a compensation agreement dated April 18, 2008, under which the Company is to issue an aggregate of 2,000,000 shares of its common stock to the consultant for services to be rendered for the twelve-month period ending April 17, 2009. The total consideration amount of $300,000 is based on the market value of $0.15 per share on the date of issuance.

NOTE 7: SIGNIFICANT CONCENTRATIONS

Two customers accounted for the following revenue for the three months ended March 31, 2008 and 2007:

                                               Three months ended March 31,
                                                 2008                 2007
                                                 ----                 ----
       Customer 1                                 50%                 48%
       Customer 2                                 44%                 49%
                                             --------             --------
       Total                                      94%                 97%
                                             ========             ========

At March 31, 2008 and 2007, two customers accounted for substantially all of the trade accounts receivable.

Three suppliers accounted for substantially all cost of revenues during the three months ended March 31, 2008 and 2007. The Company is not dependent upon one supplier to provide the services that it requires but made a strategic decision to engage the services of only a small number of suppliers after taking into consideration the quality of service and competitive pricing being offered. Should the need arise, the Company believes that it could utilize alternative suppliers for the services that it requires.

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

OVERVIEW

Secured Digital Applications, Inc. ("SDA" or the "Company") is a provider of mobile communication and information technology consulting services. Our strategy is to provide business services to our customers in a manner that is both superior in quality and more cost efficient than the customer can provide themselves. Our services are focused in the areas of multimedia production, information technology and computing consulting services, smarthome, biometric security and Bluetooth, GPS and RFID-enabled applications. As a supplier and consultant, we rely on a combination of current technologies to provide high-quality services at competitive prices.

The Company has provided outsourced information technology and multimedia content production services since 2000. We began to provide services in security applications, particularly biometric security applications, during 2003. SDA continues to seek to add to its holdings with acquisitions that meet management's criteria for inclusion in the group of SDA companies. In general, we continue to seek out regional businesses with strong management willing to remain in considerable positions of responsibility as minority equity holders. We also seek businesses that are operating at a profit or near break-even and which provide a superior opportunity for high rates of growth after integration into the SDA group of companies. In considering potential acquisitions, SDA evaluates such factors as

- the "fit" of the potential acquisition among SDA's existing subsidiaries, in particular whether the acquisition is complementary to SDA's existing operating subsidiaries;
- the capabilities of existing management and the willingness of existing management to continue with the enterprise as employees and minority equity holders;
- whether the enterprise provides, in management's view, a superior potential for growth and profitability after acquisition;
- whether the enterprise, in management's view, can be successfully and beneficially integrated with SDA's existing business processes;
- the terms under which existing management is prepared to convey a majority interest to SDA; and
- the demonstrated ability of existing management to operate the enterprise profitably.

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

The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiaries.

For the three months ended March 31, 2008 and 2007, the Company's revenue was generated primarily from the following activities:

- Designing, producing, hosting and distribution of interactive multimedia content, websites, programs and applications;
- Developing and producing e-commerce programs and Internet-based security applications andsolutions; and
- Providing project consulting services on broadband communication and networking systems for property development projects.

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

Operations During 2008

The Company's principal operations during 2008 included multimedia production, information technology and computing services, sales of smarthome, biometric security and Bluetooth, GPS and RFID-enabled applications. We marketed hardware, software and consulting services to a number of companies in the public and private sectors. Our hardware products included the EyStar SmartHome Management System, biometric systems and Internet-based cameras. SDA sells its products in connection with consulting contracts that are awarded to the Company. We presently provide these services principally to customers in Southeast Asia.

The Company managed to establish a toehold in China when it secured its first contract during December 2007, valued at $2.825 million, to install and maintain a real-time GPS fleet tracking management system for 1,100 trucks owned by a leading operator in Guangdong Province. The installation works is scheduled to begin in the second quarter of 2008.

Negotiations are underway in Australia with channel partners to secure contracts for the delivery of our Bluetooth and RFID-enabled applications for the mining, healthcare, public utilities and entertainment industries. We anticipate contracts to be executed in the third and fourth quarter of 2008.

In October 2007, we secured our first contract in the United States valued at $16.0 million for the supply of personal and vehicle trackers to a Memphis, Tennessee based company. The Company is currently negotiating with the customer on the terms and conditions and the new delivery date.


RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes to the condensed consolidated financial statements, included elsewhere in this quarterly report on Form 10-Q.

The following table sets forth certain operating data for the Company and its subsidiaries for the periods as indicated below.

                                                                 Three months ended March 31,
                                                                   2008                2007
                                                              --------------      --------------
      Revenue                                                 $    14,509,361    $      10,370,802
      Gross profit                                                  1,242,457              690,627
      Sales and marketing                                              15,669                3,884
      General and administrative                                      518,611              436,153
      Gain on disposal of assets-related parties                           --               25,290
      Income from continuing operations                               699,456              319,765
      Income from discontinued operations                                  --               (8,665)
      Net income                                                      699,456              311,100


COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2008 TO THE THREE MONTHS ENDED MARCH 31, 2007

Revenue

Total revenue increased by $4,138,559 or 40%, to $14,509,361 for the three months ended March 31, 2008, as compared to $10,370,802 for the three months ended March 31, 2007.

The increase in total revenue was mainly due to an increase in fees earned from the production of multimedia programs and business contracts. The increase in revenue from the production of multimedia programs was a result of increased sub-contract work from the clients of the Company's two major customers. Revenue for project consulting services was generated from four project consulting contracts that the Company secured in 2001, 2002 and 2003. In the three months ended March 31, 2008, two customers, accounted for 50% and 44% of total revenue. In the three months ended March 31, 2007, the same two customers accounted for 48% and 49% of total revenue.

Gross Profit

Gross profit increased to $1,242,457 for the three months ended March 31, 2008, compared to $690,627 for the three months ended March 31, 2007, an increase of $551,830 or 80%. Gross profit margin increased to 8.6% in the quarter ended March 31, 2008 versus 6.7% the quarter ended March 31, 2007.

The increase in gross profit in 2008 was due to higher revenue, particularly consulting revenue, which has a much higher margin than production work. As a result of higher revenue, cost of revenues increased by $3,586,729 or 37%, to $13,266,904 in 2008 from $9,680,175 in 2007. The increase in cost of revenue was primarily due to the Company requiring additional external resources in order to fulfill the higher demand for the Company's services. The outsourcing of content production work enabled the Company to develop a team of contractors that will assist the Company in producing multimedia content and applications that are crucial to its future business operation.

Sales and marketing expenses

Sales and marketing expenses increased by $11,785 or 302% to $15,669 for the three months ended March 31, 2008 from $3,884 for the three months ended March 31, 2007, primarily as a result of an increase in travel expenses.

General and administrative expenses

General and administrative expenses involving non-related parties increased by $81,866 or 21% to $481,184 for the three months ended March 31, 2008, as compared to $399,318 for the three months ended March 31, 2007.

The increase was primarily attributable to an increase in depreciation of tangible assets, salaries, professional and auditing fees, investor relations and general office expenses. For the three months ended March 31, 2008, of the total general and administrative expenses of $481,184, 48% was for depreciation of tangible assets, 1% was for consulting fees and 15% was for employee payroll. Another 16% was for fees for professional and auditing services, 4% was for investor relations expenses, 8% was for both employee and stock compensation expenses and approximately 8% was for rent, utilities, general office supplies, communications and corporate insurance expenses. For the three months ended March 31, 2007, out of the total general and administrative expenses of $399,318, 18% was for depreciation of tangible assets, 15% was for consulting fees and 15% was for employee payroll. Another 13% was for fees for professional and auditing services, 1% was for investor relations expenses, 31% was for compensation expenses and approximately 7% was for rent, utilities, general office supplies, communications and corporate insurance expenses.

General and administrative expenses - related parties for the three months ended March 31, 2008 and 2007 were $37,427 and $36,835, respectively. General and administrative expenses - related parties included management fees and administrative expenses payable by the Company to a company in which Mr. Lim has a financial interest. For the three months ended March 31, 2008, the related company, LSH Assets Holdings Sdn Bhd ("LSH"), billed the Company's Malaysian subsidiary, DASB, $7,427 and $6,835 for the three months ended March 31, 2008 and 2007, respectively, for administration and clerical fees. The Company also incurred management fees of $30,000 for each of the three months ended March 31, 2008 and 2007. The management fee was charged on the basis of time spent for the administration and management services provided to the Company.

Gain on disposal of assets - related parties

For the three months ended March 31, 2007, the Company included recognition of a previously deferred gain of $25,290, related to a amount the Company received from its long-term receivable, related party. The receivable balance and total deferred gain was $0 as of December 31, 2007. These amounts arose in the year ended December 31, 1998, when the Company sold assets used in the operations of a subsidiary to a related company. Due to the uncertainty of collection of the related receivable, a related gain on the sale of the assets was deferred and is to be recognized only after all costs have been recovered and to the extent the receivable is collected. During the year ended December 31, 2002, payments received by the Company exceeded all remaining costs. As a result, the Company's long-term receivable, related party and deferred gain balances were reduced to $84,835, as of March 31, 2007. This amount was fully settled as of December 31, 2007.

Liquidity and Capital Resources

As of March 31, 2008, the Company had cash of $22,208.

For the three months ended March 31, 2008, operations were primarily funded from internally generated funds and working capital advanced from time to time by Mr. Lim. These advances bear no interest and have no fixed terms of repayment.

As of March 31, 2008, the Company owed Mr. Lim, $2,033 for short-term cash advances made to subsidiaries of the Company for working capital purposes from time to time. Additionally, at March 31, 2008, the amount owed to a company in which Mr. Lim has a financial interest was $31,427. This amount was for short-term cash advances made to the Company and its subsidiaries for working capital purposes from time to time and for management and administrative fees. These amounts are unsecured, bear no interest and have no fixed terms of repayment.

The net cash provided by operating activities for the three months ended March 31, 2008 was $138,905 and was primarily the result of income and non-cash expenses for the period offset by an increase in accounts receivable.

Cash used in investing activities of $6,564 for the three months ended March 31, 2008 was primarily attributable to the purchase of computer software and equipment.

Cash generated from financing activities of $23,520 in 2008 resulted from proceeds received from the issuance of shares of common stock totaling $104,216, repayment to a director totaling $88,059 and advances from an affiliate totaling $7,363.

In addition to internally generated funds and financial support from a director and major stockholder, Mr. Lim, the Company may seek to raise additional funds from equity or debt financing for its future working capital requirements.

The Company will be expanding into new businesses that include provision of Bluetooth, RFID, GPS, outsourced business support and supply chain management services. The Company expects to incur further expenses to acquire technologies that are synergistic to the new businesses and will help the Company to rollout the new businesses in the shortest time possible. The Company estimates that it will require $4.5 million to finance the set-up cost of its new businesses. The Company also expects that it will require a further $2.0 million to finance the working capital of its new businesses.

The Company will continuously evaluate its financing requirements and may decide to consider alternative modes of financing.


Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet transactions that are expected to have a material effect on the Company's financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4(T).  CONTROLS AND PROCEDURES

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

During the quarter ended March 31, 2008, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

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

ITEM 1A. RISK FACTORS

The Company's business, financial condition, operating results and cash flows can be impacted by a number of factors, any one of which could cause the Company's actual results to vary materially from recent results or from the Company's anticipated future results. For a discussion identifying risk factors and important factors that could cause actual results to differ materially from those anticipated, see the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company signed a compensation agreement with a consultant on August 20, 2007 under which the Company agreed to issue an aggregate of 1,000,000 shares of its common stock to the consultant for services to be rendered for the twelve-month period ending July 14, 2008. On February 20, 2008, the Company issued 250,000 shares of common stock to the consultant pursuant to this agreement for an aggregate consideration in the form of services rendered by the consultant equal to $37,000.

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


                                  Secured Digital Applications, Inc.
                                       (registrant)


Dated: May 14, 2008               By:   /s/ Patrick Soon-Hock Lim
                                  -------------------------
                                  Patrick Soon-Hock Lim
                                  Chairman and Chief Executive Officer



Dated: May 14, 2008               By:   /s/ Kelvin Choon-Huat Ng
                                  -------------------------
                                  Kelvin Choon-Huat Ng
                                  Chief Accounting Officer