Form 10-Q
period 2008-06-30
SECURED DIGITAL APPLICATIONS INC
filed 2008-08-14
CIK 940516

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2008
                                       or

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


                 230 PARK AVENUE, 10TH FLOOR, NEW YORK, NY 10169
               (Address of principal executive offices) (Zip Code)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

     Large accelerated filer [ ]                   Accelerated filer         [ ]
     Non-accelerated filer   [ ] (Do not check     Smaller reporting company [X]
                                 if a smaller
                                 reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                 [ ] Yes    [X] No

The number of shares outstanding of the registrant's common stock as of August 14, 2008: 142,726,314 shares of common stock, par value $0.00001 per share.

FORM 10-Q
2ND QUARTER


                                      INDEX

                                                                           Page
PART I  - FINANCIAL INFORMATION

         ITEM 1. FINANCIAL STATEMENTS

         Condensed consolidated balance sheets at June 30, 2008
         (Unaudited) and December 31, 2007 (Audited)                       4 - 5

         Condensed  consolidated  statements of income and
         comprehensive  income for the three and six months ended
         June 30, 2008 and 2007 (Unaudited)                                6 - 7

         Condensed  consolidated  statements  of cash  flows for
         the six  months periods ended June 30, 2008 and
         2007 (Unaudited)                                                      8

         Notes to condensed consolidated financial
         statements (Unaudited)                                           9 - 12

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                             13 - 17

         ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK                                                    18

         ITEM 4(T). CONTROLS AND PROCEDURES                                   18

PART II - OTHER INFORMATION

         ITEM 1. LEGAL PROCEEDINGS                                            19

         ITEM 1A.  RISK FACTORS                                               19

         ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND
         USE OF PROCEEDS                                                      19

         ITEM 3. DEFAULTS UPON SENIOR SECURITIES                              19

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS          19

         ITEM 5. OTHER INFORMATION                                            19

         ITEM 6. EXHIBITS                                                     19

         SIGNATURES                                                           20

SAFE HARBOR STATEMENT
---------------------

This quarterly report on Form 10-Q and the documents incorporated herein by reference, contain or may contain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Information is provided that is based upon beliefs of, and information currently available to, the management of Secured Digital Applications, Inc. (the "Company"), as well as estimates and assumptions made by the Company's management. The Company is including this cautionary statement in this Form 10-Q to make applicable and to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by or on behalf of us. Statements that are not statements of historical fact may be deemed to be forward-looking statements. Forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "may," "should," "anticipates," "estimates," "expects," "future," "intends," "hopes," "plans," "projects" or the negative thereof. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause actual results of the Company to vary materially from historical results or from any future results expressed or implied in such forward-looking statements. For a discussion identifying risk factors and other important factors that could cause actual results to differ materially from those anticipated, see the Company's Annual Report on Form 10-K for the year ended December 31, 2007, as amended.

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                       SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED BALANCE SHEETS
                               JUNE 30, 2008 AND DECEMBER 31, 2007

                                                                                       June 30,        December 31,
                                                                                         2008              2007
                                                                                   ---------------- -------------------
                                                                                      (Unaudited)
                                       ASSETS
Current assets:
     Cash                                                                           $       26,123   $       40,385
     Trade and other accounts receivable                                                11,050,766        8,902,465
       less allowance for doubtful accounts of $28,178 and $27,699, respectively
     Prepaid expenses                                                                       20,106           18,539
                                                                                   ---------------- -------------------
                  Total current assets                                                  11,096,995        8,961,389
Property and equipment, net                                                              3,331,608        3,718,150
Trademark                                                                                   15,343               --
Goodwill                                                                                   471,260          471,260
                                                                                   ---------------- -------------------
                                                                                    $   14,915,206   $   13,150,799
                                                                                   ================ ===================

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of capital lease obligations                                   $       36,250   $       35,634
     Accounts payable                                                                      546,022          531,133
     Accrued expenses                                                                      146,901          209,877
     Amount due to an affiliated company                                                    66,017           23,668
     Amount due to a director                                                                8,786           88,632
     Income tax payable                                                                    190,321           47,151
                                                                                   ---------------- -------------------
                  Total current liabilities                                                994,297          936,095
Deferred tax                                                                               644,716          461,525
                                                                                   ---------------- -------------------
                  Total liabilities                                                      1,639,013        1,397,620
                                                                                   ---------------- -------------------


                                            (continued)




               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                       JUNE 30, 2008 AND DECEMBER 31, 2007

                                                                                 June 30,        December 31,
                                                                                   2008              2007
                                                                             ---------------- -------------------
                                                                                (Unaudited)
Minority interest                                                                    443,801          218,016
                                                                             ---------------- -------------------
Commitments

Stockholders' equity:
     Series B convertible preferred stock, $0.10 par value;                           10,000           10,000
       1,000,000 shares authorized; 100,000 shares issued and outstanding, liquidation preference $2,500,000
     Common stock, $0.00001 par value:                                                 1,434            1,375
       350,000,000 shares authorized; 145,352,094 shares issued and
       142,476,314 shares outstanding in 2008 and 143,172,594 shares issued and 137,796,814 shares outstanding in 2007
Additional paid-in capital                                                         8,104,213        7,665,244
Options                                                                               26,136           73,561
Warrants                                                                             975,337          953,643
Common treasury stock - at cost, 2,875,780 shares in 2008 and 5,375,780
       shares in 2007                                                                     --               --
Deferred compensation                                                               (239,250)              --
Retained earnings                                                                  3,417,694        2,280,005
Accumulated other comprehensive income                                               536,828          551,335
                                                                             ---------------- -------------------
                  Total stockholders' equity                                      12,832,392       11,535,163
                                                                             ---------------- -------------------
                  Total liabilities and stockholders' equity                  $   14,915,206   $   13,150,799
                                                                             ================ ===================



                    See notes to condensed consolidated financial statements


               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007
                                   (Unaudited)


                                               Three months ended June 30,   Six months ended June 30,
                                                    2008          2007          2008          2007
                                                 ----------    ----------    ----------    ----------
Revenues :

Services :
  Related Parties                               $   768,443   $   558,228   $ 1,613,253   $   860,110
  Others                                         13,941,319    10,451,982    27,605,870    20,520,902
                                                 ----------    ----------    ----------    ----------
                                                 14,709,762    11,010,210    29,219,123    21,381,012
                                                 ----------    ----------    ----------    ----------
Cost of revenues :

Services :
  Related Parties                                   230,534       167,469       483,977       258,033
  Others (includes a related party of
  $5,996,339, $4,383,252, $12,001,675 and
  $8,475,822, respectively.)                     13,277,296     9,952,718    26,290,757    19,542,329
                                                 ----------    ----------    ----------    ----------
                                                 13,507,830    10,120,187    26,774,734    19,800,362
                                                 ----------    ----------    ----------    ----------
Gross profit                                      1,201,932       890,023     2,444,389     1,580,650
                                                 ----------    ----------    ----------    ----------
Operating expenses:
  Sales and marketing                                11,079         3,240        26,748         7,124
  General and administrative:
    Related parties                                  37,465        36,973        74,892        73,808
    Others                                          524,914       386,419     1,006,098       785,737
                                                 ----------    ----------    ----------    ----------
Total operating expenses                            573,458       426,632     1,107,738       866,669
                                                 ----------    ----------    ----------    ----------
Income from operations                              628,474       463,391     1,336,651       713,981
                                                 ----------    ----------    ----------    ----------
Other income (expense):
  Gain (loss) on foreign currency transactions      (10,910)       (1,134)      164,463       109,818
  Purchase preacquisition income                    (13,928)           --       (13,928)           --
  Previously deferred gain on sale of
   technology,related parties                            --        30,459            --        55,749
  Other income                                        3,378         2,615         3,378         5,178
                                                 ----------    ----------    ----------    ----------
                                                    (21,460)       31,940       153,913       170,745
                                                 ----------    ----------    ----------    ----------

Income before provision for income taxes and
 minority interest                                  607,014       495,331     1,490,564       884,726

Provision for income taxes                         (146,203)     (153,388)     (321,246)     (216,897)
                                                 ----------    ----------    ----------    ----------
Income before minority interest                     460,811       341,943     1,169,318       667,829

Minority interest                                   (22,579)       (7,571)      (31,630)      (13,692)
                                                 ----------    ----------    ----------    ----------
Income from continuing operations                   438,232       334,372     1,137,688       654,137
                                                 ----------    ----------    ----------    ----------
Discontinued operations:
  Loss from discontinued operation - net of
   minority interest and income taxes                    --        (8,583)           --       (17,248)
  Gain on disposal of discontinued
   subsidiaries                                          --        22,984            --        22,984
                                                 ----------    ----------    ----------    ----------
Income from discontinued operations                      --        14,401            --         5,736
                                                 ----------    ----------    ----------    ----------
Net income                                      $   438,232   $   348,773   $ 1,137,688   $   659,873
                                                 ==========    ==========    ==========    ==========


               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007
                                   (Unaudited)

                                                Three months ended June 30,   Six months ended June 30,
                                                   2008           2007           2008           2007
                                                -----------    -----------    -----------    -----------
Net income                                     $    438,232   $    348,773   $  1,137,688   $    659,873

Other comprehensive income:
  Foreign currency translation adjustments          (24,508)          (565)       (14,507)        57,786
                                                -----------    -----------    -----------    -----------
Comprehensive income                           $    413,724   $    348,208   $  1,123,181   $    717,659
                                                ===========    ===========    ===========    ===========

Net income per common share:
  Basic **                                    $       *       $      *       $       0.01    $     *
                                                ===========    ===========    ===========    ===========
  Diluted **                                  $       *       $      *       $       0.01    $     *
                                                ===========    ===========    ===========    ===========
Weighted average shares outstanding:
  Basic                                         141,902,138    130,807,803    140,154,951    130,026,288
                                                ===========    ===========    ===========    ===========
  Diluted                                       165,351,336    154,817,144    163,206,980    154,923,321
                                                ===========    ===========    ===========    ===========

* Less than $0.01 per share.

**Net income per common share for discontinued operations is less than $0.01 per share and not presented separately.



               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
                                   (Unaudited)

                                                                 Six months ended June 30,
                                                                  2008              2007
                                                                ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Change in operating assets and liabilities of continuing
   operations                                                  $   48,665        $   43,319
  Change in operating assets and liabilities of discontinued
   operations                                                          --              (184)
                                                                ---------         ---------
    Net cash provided by operating activities                      48,665            43,135
                                                                ---------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                               (9,165)           (6,274)
Purchase of trademark                                             (15,343)               --
                                                                ---------         ---------
    Net cash used in investing activities                         (24,508)           (6,274)
                                                                ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuances of shares of common stock               109,000                --
  Proceeds from advances from affiliated company                   41,981            70,098
  Proceeds from advances from a director                               --             4,567
  Repayments of loans from a director                             (81,175)               --
                                                                ---------         ---------
    Net cash provided by financing activities                      69,806            74,665
                                                                ---------         ---------
FOREIGN CURRENCY TRANSLATION ADJUSTMENT
  - continuing activities                                        (108,225)         (103,240)
  - discontinued activities                                            --               661
                                                                ---------         ---------
Net (decrease) increase in cash                                   (14,262)            8,947

Cash, beginning of period                                          40,385             7,644
                                                                ---------         ---------
Cash, end of period                                            $   26,123        $   16,591
                                                                =========         =========

            See notes to condensed consolidated financial statements

                       SECURED DIGITAL APPLICATIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2008
                                   (UNAUDITED)


NOTE 1:   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Secured Digital Applications, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with Item 10-1 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the United States Securities and Exchange Commission (the "SEC").

NOTE 2:  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, - an amendment of FASB Statement No. 133 ("FAS 161"). FAS 161 requires enhanced disclosures about an entity's derivative and hedging activities and thereby improves the transparency of financial reporting. The objective of the guidance is to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. FAS 161 is effective for fiscal years beginning after November 15, 2008. Management is currently evaluating the impact FAS 161 will have on the Company's consolidated financial statements, but it currently does not expect the effect to be material.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles ("SFAS No. 162"). SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in the preparation of financial statements that are presented in conformity with GAAP. The FASB believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. The adoption of SFAS No. 162 is not expected to have a material impact on the Company's financial statements.

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

                                                   Three Months Ended          Six Months Ended
(Unaudited)                                       June 30,     June 30,      June 30,     June 30,
                                                    2008         2007          2008         2007
                                                   -------      -------      ---------     -------
Net income                                        $    438     $    349     $    1,138    $    660
                                                   =======      =======      =========     =======
Weighted average shares outstanding - basic        141,902      130,808        140,155     130,026
                                                   =======      =======      =========     =======
Net income per share - basic                      $   *        $   *        $     0.01    $   *
                                                   =======      =======      =========     =======
Weighted average shares outstanding - basic        141,902      130,808        140,155     130,026
Common stock issuable to consultant                  1,247        4,009            667       4,622
Convertible preferred stock                         20,000       20,000         20,000      20,000
Dilutive stock options and warrants                  2,202           --          2,385         275
                                                   -------      ------- --------------     -------
Weighted average shares outstanding - diluted      165,351      154,817        163,207     154,923
                                                   =======      =======      =========     =======
Net income per share - diluted                    $   *        $   *        $     0.01    $   *
                                                   =======      =======      =========     =======

*  Less than $.01 per share
** Net income per common share for discontinued operations is less than $.01 per share and not presented separately.

There are options to purchase 460,000 shares of the Company's common stock at each of the three and six months ended June 30, 2008 and options to purchase 3,080,000 shares of the Company's common stock at each of the three and six months ended June 30, 2007 that were excluded from the calculation of earnings per share as their issuance prices were in excess of the average market price for the period. For the three months ended June 30, 2008 and 2007, 4,600,000 and 10,900,000 warrants were excluded in the calculation of earnings per share as their issuance prices were in excess of the average market price for the period. For each of the six months ended June 30, 2008 and 2007, 4,600,000 warrants were excluded in the calculation of earnings per share as their issuance prices were in excess of the average market price for the period.

NOTE 4: DISPOSAL OF SUBSIDIARIES

On June 27, 2007, the Company sold its wholly-owned subsidiary, DigitalApps Technologies Sdn Bhd ("DAT"), which included DAT's 55%-owned subsidiary, Ispec Sdn Bhd ("ISS"), to a third party and recognized a gain on disposal of $22,984. Both DAT and ISS were operating at a loss and did not meet the Company's criteria for return on investment.

Results of discontinued operations are as follows for the periods indicated:

                                           Three Months Ended             Six Months Ended
                                        June 30,       June 30,       June 30,       June 30,
                                          2008           2007           2008            2007
                                     -------------- -------------- -------------- ---------------
Revenue                              $         --   $         --   $         --   $          --
Cost of revenues                               --             --             --              --
                                     -------------- -------------- -------------- ---------------
Gross profit                                   --             --             --              --
Operating expenses                             --          8,583             --          17,248
                                     -------------- -------------- -------------- ---------------
Loss from operations                           --         (8,583)            --         (17,248)
Other income                                   --             --             --              --
                                     -------------- -------------- -------------- ---------------
Loss before tax                                --         (8,583)            --         (17,248)
Income tax                                     --             --             --              --
                                     -------------- -------------- -------------- ---------------
Loss from discontinued operations    $         --   $     (8,583)  $         --   $     (17,248)
                                     ============== ============== ============== ===============

NOTE 5: RELATED PARTY TRANSACTIONS


LSH ASSET HOLDINGS SDN BHD ("LSH"):

LSH, a company owned by Patrick Lim, the Company's Chief Executive Officer, and his wife, billed the Company management fees totaling $30,000 for each of the three months ended June 30, 2008 and 2007 and $60,000 for each of the six months ended June 30, 2008 and 2007. LSH also billed the Company's Malaysian principal operating subsidiary, DigitalApps Sdn Bhd ("DASB"), $7,465 and $6,973 for the three months ended June 30, 2008 and 2007 and $14,892 and $13,808 for the six months ended June 30, 2008 and 2007, for administrative and clerical charges. LSH also made short term advances to the Company from time to time for working capital purposes. At June 30, 2008 and December 31, 2007, the amount due to LSH was $66,017 and $23,668, respectively. This amount is unsecured, bears no interest, has no fixed terms of repayment, and is recorded in the financial statements as "Amount due to an affiliated company."

CHIEF EXECUTIVE OFFICER

As of June 30, 2008 and December 31, 2007, the Company owed Patrick Lim, the Company's Chief Executive Officer, $8,786 and $88,632, respectively, for short-term cash advances made to the Company from time to time for working capital purposes. The amount owing to the Chief Executive Officer is unsecured, bears no interest, has no fixed terms of repayment and is recorded in the financial statements as "Amount due to a director."

 MY ARCHITECT ("MYA")

Mustaffar bin Yacob, a minority shareholder of one of the Company's Malaysian subsidiary, Perwimas Telecommunications Sdn Bhd ("PTSB"), is a principal partner of MYA. The Company received payment from consulting contracts that it entered into with MYA amounting $768,443 and $1,613,253, for the three and six months ended June 30, 2008 and $558,228 and $860,110 for the three and six months ended June 30, 2007. The terms of repayment for the amount due from MYA are similar to terms accorded to the Company's other existing customers. At June 30, 2008 and December 31, 2007, there was no balance owed to the Company by MYA.

ULTIMATE SERIES SDN BHD ("USSB")

USSB is wholly-owned by Mustaffar bin Yacob. During the three and six months ended June 30, 2008 and 2007, the Company incurred fees of $5,996,339, $12,001,675, $4,383,252 and $8,475,822, respectively, for sub-contractor work that it entered into with USSB. The terms of repayment for the amount due to USSB by the Company are similar to terms accorded to the Company's other existing suppliers. At June 30, 2008 and December 31, 2007, there was no balance owed to USSB.

NOTE 6: STOCKHOLDERS' EQUITY

COMMON STOCK

The Company issued from its treasury stock 100,000 shares of common stock on each of June 13, 2007 and October 22, 2007 to a consultant pursuant to a compensation agreement dated May 1, 2007, under which the Company is to issue an aggregate of 400,000 shares of its common stock to the consultant for services to be rendered to the Company for the 12-month period ended April 30, 2008. The Company recognized compensation expense of $6,358 for the three months ended June 30, 2008 related to this compensation agreement.

The Company issued from its treasury stock 250,000 shares of common stock on each of October 17, 2007, February 20, 2008, April 18, 2008 and July 14, 2008 to a consultant pursuant to a compensation agreement dated August 20, 2007, under which the Company is to issue an aggregate of 1,000,000 shares of its common stock to the consultant for services to be rendered to the Company for the 12-month period ending August 19, 2008. The Company recognized compensation expense of $32,233 for the three months ended June 30, 2008 related to this compensation agreement.

On March 5, 2008, the Company issued 1,679,500 shares of common stock to Patrick Lim, the Company's Chief Executive Officer, upon the exercise of warrants. The Company received proceeds totaling $109,000 from Mr. Lim's warrant exercise.

On April 17, 2008, the Company issued 500,000 shares of common stock to Mr. Lim for achieving a compounded growth in group revenues of at least 15% percent pursuant to a Stock Award Agreement dated October 21, 2006. The total consideration amount of $86,500 is based on the market value of $0.173 per share on the date of grant.

On April 21, 2008, the Company issued from its treasury stock 2,000,000 shares of common stock to a consultant pursuant to a compensation agreement dated April 18, 2008, under which the Company is to issue an aggregate of 2,000,000 shares of its common stock to the consultant for services to be rendered for the 12-month period ending April 17, 2009. The total consideration amount of $300,000 is based on the market value of $0.15 per share on the date of issuance.


NOTE 7: SIGNIFICANT CONCENTRATIONS

Two customers accounted for the following revenue for the three and six months ended June 30, 2008 and 2007:

                                      Three Months Ended                        Six Months Ended
                                  June 30,          June 30,               June 30,          June 30,
                                    2008              2007                   2008              2007
                              ----------------- -----------------      ----------------- -----------------
Customer 1                          51%               49%                    51%               49%
Customer 2                          44%               46%                    44%               47%
                              ----------------- -----------------      ----------------- -----------------
Total                               95%               95%                    95%               96%
                              ================= =================      ================= =================

At June 30, 2008 and 2007, two customers accounted for substantially all of the trade accounts receivable.

Three suppliers (including USSB - see Note 5) accounted for substantially all cost of revenues during the six months ended June 30, 2008 and 2007. The Company is not dependent upon one supplier to provide the services that it requires but made a strategic decision to engage the services of only a small number of suppliers after taking into consideration the quality of service and competitive pricing being offered. Should the need arise, the Company believes that it could utilize alternative suppliers for the services that it requires.

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

OVERVIEW

Secured Digital Applications, Inc. ("SDA." "Company," "we," "us" or "our") is a provider of mobile communication and information technology consulting services. Our strategy is to provide business services to our customers in a manner that is both superior in quality and more cost efficient than the customer can provide for themselves. Our services are focused in the areas of multimedia production, information technology and computing consulting services, smarthome, biometric security and Bluetooth, GPS and RFID-enabled applications. As a supplier and consultant, we rely on a combination of current technologies to provide high-quality products and services at competitive prices.

The Company has provided outsourced information technology and multimedia content production services since 2000. We began to provide services in security applications, particularly biometric security applications, during 2003. We continue to seek to add to our holdings with acquisitions that meet our management's criteria for inclusion in the group of SDA companies. In general, we continue to seek out regional businesses with strong management willing to remain in considerable positions of responsibility as minority equity holders. We also seek businesses that are operating at a profit or near break-even and which provide a superior opportunity for high rates of growth after integration into the SDA group of companies. In considering potential acquisitions, SDA evaluates such factors as:

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

Since 2000, we have succeeded in financing our acquisitions primarily with internally generated funds and with issuances of our securities. This strategy has permitted the Company to maintain a low debt to equity ratio. There can be no assurance, however, that we will be able to continue to pay for acquisitions with internally generated funds and it is likely that we will require additional funding, which may result in the issuance of additional equity or debt. There also can be no assurance that we will be able to identify, acquire or integrate businesses into the SDA group of companies.

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

Reorganization of Operating Subsidiaries

On May 20, 2008, the Company sold its wholly-owned subsidiary company, China Sea Trade Inc. ("CST") to a third party and recognized a gain on sale of $1,928. CST was operating at a loss and did not meet the Company's criteria for return on investment. The effect of the sale of CST is not material and, therefore, the operating results of CST were not presented separately as discontinued operations.

For the three and six months ended June 30, 2008 and 2007, the Company's revenue was generated primarily from the following activities:

- Designing, producing, hosting and distribution of interactive multimedia content, websites, programs and applications;
- Developing and producing e-commerce programs and Internet-based security applications and solutions; and
- Providing project consulting services on broadband communication and networking systems for property development projects.

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

The Company managed to establish a toehold in China when it secured its first contract during December 2007, valued at $2.825 million, to install and maintain a real-time GPS fleet tracking management system for 1,100 trucks owned by a leading operator in Guangdong Province. The installation is scheduled to begin in the third quarter of 2008.

Negotiations are underway in Australia with channel partners whom will market the Company's products and services and secure contracts on our behalf under the Company's established trademarks. Our primary goal is to offer our Bluetooth and RFID-enabled applications for the mining, healthcare, public utilities and entertainment industries. We anticipate contracts to be executed in the third and fourth quarter of 2008.


RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes to the condensed consolidated financial statements, included elsewhere in this quarterly report on Form 10-Q.

The following table sets forth certain operating data for the Company and its subsidiaries for the periods as indicated below.

                                              Six Months Ended June 30,
(Unaudited)                                     2008            2007
                                           --------------- ---------------
Revenues                                       $29,219,123     $21,381,012
Gross profit                                     2,444,389       1,580,650
Sales and marketing                                 26,748           7,124
General and administrative                       1,080,990         859,545
Gain on disposal of assets-related parties              --          55,749
Income from continuing operations                1,137,688         654,137
Income from discontinued operations                     --           5,736
Net income                                       1,137,688         659,873

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2008 TO THE THREE MONTHS ENDED JUNE 30, 2007

Revenue

Total revenue increased by $3,699,552 or 34% to $14,709,762 for the three months ended June 30, 2008 as compared to $11,010,210 for the three months ended June 30, 2007.

The increase in total revenue for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007 was mainly due to an increase in fees earned from the production of multimedia programs and business contracts. The increase in revenue from the production of multimedia programs was the result of sub-contract work from the Company's two major customers. Revenue for project consulting services was generated from contracts that the Company secured in 2001 through 2003. In the three months ended June 30, 2008, two customers accounted for 51% and 44% of total revenue. In the three months ended June 30, 2007, the same two customers accounted for 49% and 46% of total revenue.

Gross Profit

Gross profit increased to $1,201,932 for the three months ended June 30, 2008 compared to $890,023 for the three months ended June 30, 2007. Gross profit margin increased to 8.2% in the quarter ended June 30, 2008 versus 8.1% in the quarter ended June 30, 2007.

The increase in gross profit was due to higher revenue, particularly consulting revenue, which has a higher margin than production work. As a result of higher revenue, cost of revenues increased by $3,387,643 or 33%, to $13,507,830 for the three months ended June 30, 2008 from $10,120,187 for the three months ended June 30, 2007. The increase in cost of revenues was primarily due to the Company requiring additional external resources in order to fulfill the higher demand for the Company's services. The outsourcing of content production work enabled the Company to develop a team of contractors that will assist the Company in producing multimedia content and applications that are crucial to its future business operation.

Sales and marketing expenses

Sales and marketing expenses increased by $7,839, or 242%, to $11,079 for the three months ended June 30, 2008 compared to $3,240 for the three months ended June 30, 2007, primarily as a result of an increase in travel expenses.

General and administrative expenses

General and administrative expenses involving non-related parties increased by $138,495, or 36%, to $524,914 for the three months ended June 30, 2008 as compared to $386,419 for the three months ended June 30, 2007.

The increase was primarily attributable to an increase in depreciation of tangible assets, salaries, stock compensation and professional and auditing fees. For the three months ended June 30, 2008, 44% of the total general and administrative expenses of $524,914 was for depreciation of tangible assets, 1% was for consulting fees and 15% was for employee payroll. Another 19% was for fees for professional and auditing services, 1% was for investor relations expenses, 11% was for both employee and stock compensation expenses and approximately 9% was for rent, utilities, general office supplies, communications and corporate insurance expenses. For the three months ended June 30, 2007, 19% of the total general and administrative expenses of $386,419 was for depreciation of tangible assets, 5% was for consulting fees and 10% was for employee payroll. Another 13% was for fees for professional and auditing services, 4% was for investor relations expenses, 8% was for compensation expenses and approximately 41% was for rent, utilities, general office supplies, communications and corporate insurance expenses.

General and administrative expenses - related parties for the three months ended June 30, 2008 and 2007 were $37,465 and $36,973, respectively. General and administrative expenses - related parties included management fees and administrative expenses payable by the Company to LSH, a company owned by Mr. Lim and his wife. For the three months ended June 30, 2008, LSH billed the Company's Malaysian subsidiary, DASB, $7,465 and $6,973 for the three months ended June 30, 2008 and 2007, respectively, for administration and clerical fees. The Company also incurred management fees of $30,000 for each of the three months ended June 30, 2008 and 2007. The management fees were charged on the basis of time spent for the administration and management services provided to the Company.

Gain on disposal of assets - related parties

For the three months ended June 30, 2007, the Company included recognition of a previously deferred gain of $30,459, related to an amount the Company received from its long-term receivable, related party. The receivable balance and total deferred gain was $0 as of December 31, 2007. These amounts arose in the year ended December 31, 1998, when the Company sold assets used in the operations of a subsidiary to a related company. Due to the uncertainty of collection of the related receivable, a related gain on the sale of the assets was deferred and is to be recognized only after all costs have been recovered and to the extent the receivable is collected. During the year ended December 31, 2002, payments received by the Company exceeded all remaining costs. As a result, the Company's long-term receivable, related party and deferred gain balances were reduced to $54,473, as of June 30, 2007. This amount was fully settled as of December 31, 2007.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2008 TO THE SIX MONTHS ENDED JUNE 30, 2007

Revenue

Total revenue increased by $7,838,111, or 37%, to $29,219,123 for the six months ended June 30, 2008, as compared to $21,381,012 for the six months ended June 30, 2007.

The increase in total revenue was mainly due to an increase in fees earned from the production of multimedia programs and business contracts. The increase in revenue from the production of multimedia programs was a result of increased sub-contract work from the clients of the Company's two major customers. Revenue for project consulting services was generated from four project consulting contracts that the Company secured in 2001, 2002 and 2003. In the six months ended June 30, 2008, two customers accounted for 51% and 44% of total revenue. In the six months ended June 30, 2007, the same two customers accounted for 49% and 47% of total revenue.

Gross Profit

Gross profit increased to $2,444,389 for the six months ended June 30, 2008, compared to $1,580,650 for the six months ended June 30, 2007, an increase of $863,739 or 55%. Gross profit margin increased to 8.4% for the six months ended June 30, 2008 versus 7.4% for the six months ended June 30, 2007.

The increase in gross profit for the six months ended June 30, 2008 was due to higher revenue, particularly consulting revenue, which has a much higher margin than production work. As a result of higher revenue, cost of revenues increased by $6,974,372, or 35%, to $26,774,734 for the six months ended June 30, 2008 from $19,800,362 for the six months ended June 30, 2007. The increase in cost of revenue was primarily due to the Company requiring additional external resources in order to fulfill the higher demand for the Company's services. The outsourcing of content production work enabled the Company to develop a team of contractors that will assist the Company in producing multimedia content and applications that are crucial to its future business operation.

Sales and marketing expenses

Sales and marketing expenses increased by $19,624, or 275%, to $26,748 for the six months ended June 30, 2008 from $7,124 for the six months ended June 30, 2007, primarily as a result of an increase in travel expenses.

General and administrative expenses

General and administrative expenses involving non-related parties increased by $220,361, or 28%, to $1,006,098 for the six months ended June 30, 2008, as compared to $785,737 for the six months ended June 30, 2007.

The increase was primarily attributable to an increase in depreciation of tangible assets, salaries, professional and auditing fees and investor relations. For the six months ended June 30, 2008, 46% of the total general and administrative expenses of $1,006,098 was for depreciation of tangible assets, 1% was for consulting fees and 15% was for employee payroll. Another 18% was for fees for professional and auditing services, 2% was for investor relations expenses, 9% was for both employee and stock compensation expenses and approximately 9% was for rent, utilities, general office supplies, communications and corporate insurance expenses. For the six months ended June 30, 2007, 18% of the total general and administrative expenses of $785,737 was for depreciation of tangible assets, 10% was for consulting fees and 13% was for employee payroll. Another 13% was for fees for professional and auditing services, 2% was for investor relations expenses, 20% was for compensation expenses and approximately 24% was for rent, utilities, general office supplies, communications and corporate insurance expenses.

General and administrative expenses - related parties for the six months ended June 30, 2008 and 2007 were $74,892 and $73,808, respectively. General and administrative expenses - related parties included management fees and administrative expenses payable by the Company to LSH, a company owned by Mr. Lim and his wife. For the six months ended June 30, 2008, LSH billed the Company's Malaysian subsidiary, DASB, $14,892 and $13,808 for the six months ended June 30, 2008 and 2007, respectively, for administration and clerical fees. The Company also incurred management fees of $60,000 for each of the six months ended June 30, 2008 and 2007. The management fees were charged on the basis of time spent for the administration and management services provided to the Company.

Gain on disposal of assets - related parties

For the six months ended June 30, 2007, the Company included recognition of a previously deferred gain of $55,749, related to an amount the Company received from its long-term receivable, related party. The receivable balance and total deferred gain was $0 as of December 31, 2007. These amounts arose in the year ended December 31, 1998, when the Company sold assets used in the operations of a subsidiary to a related company. Due to the uncertainty of collection of the related receivable, a related gain on the sale of the assets was deferred and is to be recognized only after all costs have been recovered and to the extent the receivable is collected. During the year ended December 31, 2002, payments received by the Company exceeded all remaining costs. As a result, the Company's long-term receivable, related party and deferred gain balances were reduced to $54,473, as of June 30, 2007. This amount was fully settled as of December 31, 2007.

Liquidity and Capital Resources

As of June 30, 2008, the Company had cash of $26,123.

For the six months ended June 30, 2008, operations were primarily funded from internally generated funds and working capital advanced from time to time by Mr. Lim. These advances bear no interest and have no fixed terms of repayment.

As of June 30, 2008, the Company owed Mr. Lim $8,786 for short-term cash advances made to subsidiaries of the Company for working capital purposes from time to time. Additionally, at June 30, 2008, the amount owed to a company in which Mr. Lim has a financial interest was $66,017. This amount was for short-term cash advances made to the Company and its subsidiaries for working capital purposes from time to time and for management and administrative fees. These amounts are unsecured, bear no interest and have no fixed terms of repayment.

The cash generated from operating activities for the six months ended June 30, 2008 was $48,665 and was primarily the result of income and non-cash expenses for the period offset by an increase in accounts receivable.

Cash used in investing activities of $24,508 for the six months ended June 30, 2008 was primarily attributable to the purchase of computer software and equipment totaling $9,165 and the acquisition of a trademark totaling $15,343. The Company will continue to develop its products and services under the brand name "EyStar." EyStar is a well established and recognized brand name in Asia.

Cash generated from financing activities during the six months ended June 30, 2008 of $69,806 resulted from proceeds received from the issuance of shares of the Company's common stock totaling $109,000, repayment to a director for short-term cash advances made to subsidiaries of the Company totaling $81,175 and advances from an affiliate totaling $41,981.

The Company expects to expand into new businesses that include provision of Bluetooth, RFID, GPS, outsourced business support and supply chain management services. The Company expects to incur further expenses to acquire technologies that are synergistic to the new businesses and will help the Company to rollout the new businesses in the shortest time possible. The Company estimates that it will require $2 million to finance the set-up cost of its new businesses in 2008. The Company also expects that it will require a further $5 million to finance both the working capital and additional capital expenditures of its new businesses in 2009.

In addition to internally generated funds and anticipated continued financial support from Mr. Lim, the Company may seek to raise funds from equity or debt financing for its future growth, expansion and working capital requirements.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet transactions that are expected to have a material effect on the Company's financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to smaller reporting companies.


ITEM 4(T). CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, based on their evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that (i) our disclosure controls and procedures are effective for ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting and concluded that our internal control over financial reporting was effective as of June 30, 2008.

This report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this report.

(c) Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2008, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

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

ITEM 1A.  RISK FACTORS

The Company's business, financial condition, operating results and cash flows can be impacted by a number of factors, any one of which could cause the Company's actual results to vary materially from recent results or from the Company's anticipated future results. For a discussion identifying risk factors and other important factors that could cause actual results to differ materially from those anticipated, see the Company's Annual Report on Form 10-K for the year ended December 31, 2007.


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company signed a compensation agreement with a consultant on August 20, 2007 under which the Company agreed to issue an aggregate of 1,000,000 shares of its common stock to the consultant for services to be rendered for the 12-month period ended July 14, 2008. On April 18, 2008, the Company issued 250,000 shares of common stock to the consultant pursuant to this agreement for aggregate consideration in the form of services rendered by the consultant equal to $32,250.

The Company signed a compensation agreement with a consultant on April 18, 2008 under which the Company agreed to issue 2,000,000 shares of its common stock to a consultant for services to be rendered for the 12-month period ending April 17, 2009. On April 21, 2008, the Company issued 2,000,000 shares of common stock to the consultant pursuant to this agreement for aggregate consideration in the form of services to be rendered by the consultant equal to $300,000..

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


                                            Secured Digital Applications, Inc.
                                                      (registrant)


Dated: August 14, 2008                      By: /s/ Patrick Soon-Hock Lim
                                            --------------------------------
                                            Patrick Soon-Hock Lim
                                            Chairman and Chief Executive Officer



Dated: August 14, 2008                      By: /s/ Kelvin Choon-Huat Ng
                                            --------------------------------
                                            Kelvin Choon-Huat Ng
                                            Chief Accounting Officer