Form 10-Q
period 2008-09-30
SECURED DIGITAL APPLICATIONS INC
filed 2008-11-19
CIK 940516

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2008
                                       or

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

     Large accelerated filer [ ]  Accelerated filer         [ ]
     Non-accelerated filer   [ ]  Smaller reporting company [X]
     (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                 [ ] Yes [X] No

The number of shares outstanding of the registrant's common stock as of November 19, 2008: 143,976,314 shares of common stock, par value $0.00001 per share.

FORM 10-Q
3rd QUARTER

                                      INDEX

                                                                                                                        Page

PART I  - FINANCIAL INFORMATION

         ITEM 1. FINANCIAL STATEMENTS

         Condensed consolidated balance sheets at September 30, 2008 (Unaudited) and
         December 31, 2007 (Audited)                                                                                      3

         Condensed consolidated statements of income and comprehensive income for the three
         and nine months ended September 30, 2008 and 2007 (Unaudited)                                                    5

         Condensed consolidated statements of cash flows for the nine months periods ended September 30,
         2008 and 2007 (Unaudited)                                                                                        7

         Notes to condensed consolidated financial statements (Unaudited)                                                 8

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS                                                                                       12

         ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                              18

         ITEM 4(T). CONTROLS AND PROCEDURES                                                                              18

PART II - OTHER INFORMATION

         ITEM 1. LEGAL PROCEEDINGS                                                                                       19

         ITEM 1A.  RISK FACTORS                                                                                          19

         ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS                                             19

         ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                                                         19

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                     19

         ITEM 5. OTHER INFORMATION                                                                                       20

         ITEM 6. EXHIBITS                                                                                                20

         SIGNATURES                                                                                                      21

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                      SEPTEMBER 30, 2008 AND DECEMBER 31, 2007
                                                                                             September 30,     December 31,
                                                                                                 2008              2007
                                                                                           ----------------- -----------------
                                                                                              (Unaudited)
                                          ASSETS
Current assets:
  Cash                                                                                     $          17,821 $          40,385
  Trade and other accounts receivable                                                             10,917,326         8,902,465
    less allowance for doubtful accounts of $26,592 and $27,699, respectively
  Prepaid expenses                                                                                    18,469            18,539
                                                                                           ----------------- -----------------
      Total current assets                                                                        10,953,616         8,961,389
Property and equipment, net                                                                        3,553,940         3,718,150
Trademark                                                                                             14,479                --
Goodwill                                                                                             471,260           471,260
                                                                                           ----------------- -----------------
                                                                                           $      14,993,295 $      13,150,799
                                                                                           ================= =================

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of capital lease obligations                                             $          34,209 $          35,634
  Accounts payable                                                                                   658,584           531,133
  Accrued expenses                                                                                   137,889           209,877
  Amount due to an affiliated company                                                                104,867            23,668
  Amount due to a director                                                                            26,464            88,632
  Income tax payable                                                                                 174,601            47,151
                                                                                           ----------------- -----------------
      Total current liabilities                                                                    1,136,614           936,095
Deferred tax                                                                                         767,404           461,525
                                                                                           ----------------- -----------------
      Total liabilities                                                                            1,904,018         1,397,620
                                                                                           ----------------- -----------------

                                                   (continued)


                               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                     SEPTEMBER 30, 2008 AND DECEMBER 31, 2007

                                                                                                September 30,        December 31,
                                                                                                    2008                 2007
                                                                                            --------------------- ------------------
                                                                                                 (Unaudited)

Minority interest                                                                                        429,213             218,016
                                                                                            --------------------- ------------------

Commitments

Stockholders' equity:
  Series B convertible preferred stock, $0.10 par value;
   1,000,000 shares authorized; 100,000 shares issued and outstanding, liquidation preference
   $2,500,000                                                                                             10,000              10,000
  Common stock, $0.00001 par value:
   350,000,000 shares authorized; 145,352,094 shares issued and
   142,726,314 shares outstanding in 2008 and 143,172,594 shares issued and 137,796,814 shares
   outstanding in 2007                                                                                     1,437               1,375
Additional paid-in capital                                                                             8,196,783           7,665,244
Options                                                                                                   26,380              73,561
Warrants                                                                                                 991,906             953,643
Common treasury stock - at cost, 2,625,780 shares in 2008 and 5,375,780 shares in 2007                        --                  --
Deferred compensation                                                                                   (164,250)                 --
Retained earnings                                                                                      3,464,925           2,280,005
Accumulated other comprehensive income                                                                   132,883             551,335
                                                                                            --------------------- ------------------

      Total stockholders' equity                                                                      12,660,064          11,535,163
                                                                                            --------------------- ------------------

      Total liabilities and stockholders' equity                                            $         14,993,295  $       13,150,799
                                                                                            ====================  ==================

                           See notes to condensed consolidated financial statements



                                           SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                                             CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                         AND COMPREHENSIVE INCOME
                                     FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
                                                               (Unaudited)


                                                                                    Three months ended         Nine months ended
                                                                                       September 30,             September 30,
                                                                                     2008         2007         2008         2007
                                                                                 ------------ ------------ ------------ ------------

Revenues:

Services:
  Related Parties                                                                $   596,735  $   739,314  $ 2,209,988  $ 1,599,424
  Others                                                                          16,034,817   11,078,756   43,640,687   31,599,658
                                                                                 ------------ ------------ ------------ ------------
                                                                                  16,631,552   11,818,070   45,850,675   33,199,082
                                                                                 ------------ ------------ ------------ ------------

Cost of revenues:

Services:
  Related Parties                                                                    179,020      221,794      662,997      479,827
  Others (includes a related party of $6,498,468, $4,764,505, $18,350,490 and
   $13,243,498, respectively.)                                                    15,195,420   10,550,968   41,486,177   30,093,297
                                                                                 ------------ ------------ ------------ ------------
                                                                                  15,374,440   10,772,762   42,149,174   30,573,124
                                                                                 ------------ ------------ ------------ ------------

Gross profit                                                                       1,257,112    1,045,308    3,701,501    2,625,958
                                                                                 ------------ ------------ ------------ ------------
Operating expenses:
  Sales and marketing                                                                 16,708       22,131       43,456       29,255
  General and administrative:
    Related parties                                                                   37,167       36,911      112,059      110,719
    Others                                                                           684,150      519,583    1,690,248    1,305,320
                                                                                 ------------ ------------ ------------ ------------
Total operating expenses                                                             738,025      578,625    1,845,763    1,445,294
                                                                                 ------------ ------------ ------------ ------------

Income from operations                                                               519,087      466,683    1,855,738    1,180,664
                                                                                 ------------ ------------ ------------ ------------

Other income (expense):
   Gain (loss) on foreign currency transactions                                     (304,732)      58,854     (140,269)     168,672
   Purchase preacquisition income                                                        174           --      (13,754)          --
   Write-off of old vendor payables                                                       --       35,512           --       35,512
   Previously deferred gain on sale of technology, related parties                        --       28,798           --       84,547
   Other income                                                                        1,464            2        4,842        5,180
                                                                                 ------------ ------------ ------------ ------------
                                                                                    (303,094)     123,166     (149,181)     293,911
                                                                                 ------------ ------------ ------------ ------------

Income before provision for income taxes and minority interest                       215,993      589,849    1,706,557    1,474,575

Provision for income taxes                                                          (158,155)    (179,938)    (479,401)    (396,835)
                                                                                 ------------ ------------ ------------ ------------

Income before minority interest                                                       57,838      409,911    1,227,156    1,077,740

Minority interest                                                                    (10,605)     (11,034)     (42,235)     (24,726)
                                                                                 ------------ ------------ ------------ ------------

Income from continuing operations                                                     47,233      398,877    1,184,921    1,053,014
                                                                                 ------------ ------------ ------------ ------------


                                          SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                                            CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                AND COMPREHENSIVE INCOME (CONTINUED)
                                        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
                                                            (Unaudited)


                                                                                 Three months ended           Nine months ended
                                                                                    September 30,               September 30,
                                                                                 2008          2007          2008          2007
                                                                             ------------- ------------- ------------- -------------
Discontinued operations:
  Loss from discontinued operation - net of minority interest and income
   taxes                                                                               --            (2)           --       (17,250)
  Gain on disposal of discontinued subsidiaries                                        --            15            --        22,999
                                                                             ------------- ------------- ------------- -------------

Income from discontinued operations                                                    --            13            --         5,749
                                                                             ------------- ------------- ------------- -------------

Net income                                                                   $     47,233  $    398,890  $  1,184,921  $  1,058,763
                                                                             ============= ============= ============= =============


Net income                                                                   $     47,233  $    398,890  $  1,184,921  $  1,058,763

Other comprehensive income:
  Foreign currency translation adjustments                                       (403,945)       93,118      (418,452)      150,904
                                                                             ------------- ------------- ------------- -------------


Comprehensive income / (loss)                                                $   (356,712) $    492,008  $    766,469  $  1,209,667
                                                                             ============= ============= ============= =============


Net income per common share:
  Basic **                                                                   $          *  $          *  $       0.01  $          *
                                                                             ============= ============= ============= =============

  Diluted **                                                                 $          *  $          *  $       0.01  $          *
                                                                             ============= ============= ============= =============

Weighted average shares outstanding:
  Basic                                                                       142,690,988   133,817,031   141,006,467   131,303,755
                                                                             ============= ============= ============= =============

  Diluted                                                                     164,932,760   156,624,406   164,581,966   156,711,538
                                                                             ============= ============= ============= =============


* Less than $0.01 per share.

**Net income per common share for discontinued operations is less than $0.01 per share and not presented separately.


                                      SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
                                                    (Unaudited)


                                                                                                        Nine months ended
                                                                                                September 30,       September 30,
                                                                                                    2008                 2007
                                                                                             -------------------  ------------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Change in operating assets and liabilities of continuing operations                        $          472,173   $           9,632
  Change in operating assets and liabilities of discontinued operations                                      --                (687)
                                                                                             -------------------  ------------------

    Net cash provided by operating activities                                                           472,173               8,945
                                                                                             -------------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                                                                   (683,876)             (6,543)
  Purchase of trademark                                                                                 (14,479)                 --
                                                                                             -------------------  ------------------
           Net cash used in investing activities                                                       (698,355)             (6,543)
                                                                                             -------------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuances of shares of common stock                                                     109,000                  --
  Proceeds from advances from affiliated company                                                         82,050             103,590
  Proceeds from advances from a director                                                                     --              67,053
  Repayments of loans from a director                                                                   (59,034)                 --
                                                                                             -------------------  ------------------

    Net cash provided by financing activities                                                           132,016             170,643
                                                                                             -------------------  ------------------

FOREIGN CURRENCY TRANSLATION ADJUSTMENT
  - continuing activities                                                                                71,602            (127,603)
  - discontinued activities                                                                                  --               1,162
                                                                                             -------------------  ------------------

Net (decrease) increase in cash                                                                         (22,564)             46,604

Cash, beginning of period                                                                                40,385               7,644
                                                                                             -------------------  ------------------

Cash, end of period                                                                          $           17,821   $          54,248
                                                                                             ===================  ==================


                                    See notes to condensed consolidated financial statements

                       SECURED DIGITAL APPLICATIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008
                                   (UNAUDITED)


NOTE 1:   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Secured Digital Applications, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with Item 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the United States Securities and Exchange Commission (the "SEC").

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (revised 2007) ("SFAS 141(R)"). SFAS 141(R) applies the acquisition method of accounting for business combinations established in SFAS 141 to all acquisitions where the acquirer gains a controlling interest, regardless of whether consideration was exchanged. SFAS No. 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008 and will be adopted by the Company in the first quarter of fiscal year 2009. The Company does not expect that the adoption of SFAS 141(R) will have a material impact on our financial condition or results of operation.

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

                                                                 Three Months Ended                Nine Months Ended
(Unaudited)                                                September 30,   September 30,   September 30,     September 30,
                                                                2008            2007            2008              2007
                                                           --------------  -------------- ---------------- ------------------

Net income                                                 $           47  $          399  $         1,185 $            1,059
                                                           ==============  ============== ================ ==================

Weighted average shares outstanding - basic                       142,691         133,817          141,006            131,304
                                                           ==============  ============== ================ ==================

Net income per share - basic                               $            *  $            *  $          0.01 $                *
                                                           ==============  ============== ================ ==================

Weighted average shares outstanding - basic                       142,691         133,817          141,006            131,304
Common stock issuable to consultant                                 1,236           1,252            1,523              4,637
Convertible preferred stock                                        20,000          20,000           20,000             20,000
Dilutive stock options and warrants                                 1,006           1,555            2,053                770
                                                           --------------  -------------- ---------------- ------------------

Weighted average shares outstanding - diluted                     164,933         156,624          164,582            156,711
                                                           ==============  ============== ================ ==================

Net income per share - diluted                             $            *  $            * $           0.01 $                *
                                                           ==============  ============== ================ ==================

*  Less than $.01 per share


There are outstanding options to purchase 460,000 shares of the Company's common stock at each of the three and nine months ended September 30, 2008 and outstanding options to purchase 3,080,000 shares of the Company's common stock at each of the three and nine months ended September 30, 2007 that were excluded from the calculation of earnings per share as their issuance prices were in excess of the average market price for the period. For the three and nine months ended September 30, 2008 and 2007, warrants to purchase 4,600,000 shares of common stock were excluded in the calculation of earnings per share as their issuance prices were in excess of the average market price for the period.

NOTE 4: DISPOSAL OF SUBSIDIARIES

On June 27, 2007, the Company sold its wholly owned subsidiary, DigitalApps Technologies Sdn Bhd ("DAT"), which included DAT's 55%-owned subsidiary, Ispec Sdn Bhd ("ISS"), to a third party and recognized a gain on disposal of $22,984. Both DAT and ISS were operating at a loss and did not meet the Company's criteria for return on investment.

Results of discontinued operations are as follows for the periods indicated:

                                                                           Three Months Ended               Nine Months Ended
                                                                     September 30,    September 30,   September 30,  September 30,
                                                                          2008             2007           2008            2007
                                                                    ---------------- --------------- -------------- ----------------

Revenue                                                             $             -- $            -- $           -- $            --
Cost of revenues                                                                  --              --             --              --
                                                                    ---------------- --------------- -------------- ----------------

Gross profit                                                                      --              --             --              --
Operating expenses                                                                --              --             --         (17,250)
                                                                    ---------------- --------------- -------------- ----------------

Loss from operations                                                              --              --             --         (17,250)
Other income                                                                      --              --             --              --
                                                                    ---------------- --------------- -------------- ----------------

Loss before tax                                                                   --              --             --         (17,250)
Income tax                                                                        --              --             --              --
                                                                    ---------------- --------------- -------------- ----------------

Loss from discontinued operations                                   $             -- $            -- $           -- $       (17,250)
                                                                    ================ =============== ============== ================


NOTE 5: RELATED PARTY TRANSACTIONS


LSH ASSET HOLDINGS SDN BHD ("LSH"):

LSH, a company owned by Patrick Lim, the Company's Chief Executive Officer, and his wife, billed the Company management fees totaling $30,000 for each of the three months ended September 30, 2008 and 2007 and $90,000 for each of the nine months ended September 30, 2008 and 2007. LSH also billed the Company's Malaysian principal operating subsidiary, DigitalApps Sdn Bhd ("DASB"), $ 7,167 and $6,911 for the three months ended September 30, 2008 and 2007, respectively, and $22,059 and $20,719 for the nine months ended September 30, 2008 and 2007, respectively, for administrative and clerical charges. LSH also made short term advances to the Company from time to time for working capital purposes during the three months ended September 30, 2008. At September 30, 2008 and December 31, 2007, the amount due to LSH was $104,867 and $23,668, respectively. This amount is unsecured, bears no interest, has no fixed terms of repayment, and is recorded in the financial statements as "Amount due to an affiliated company."

CHIEF EXECUTIVE OFFICER

As of September 30, 2008 and December 31, 2007, the Company owed Patrick Lim, the Company's Chief Executive Officer, $26,464 and $88,632, respectively, for short-term cash advances made to the Company from time to time for working capital purposes. The amount owing to the Chief Executive Officer is unsecured, bears no interest, has no fixed terms of repayment and is recorded in the financial statements as "Amount due to a director."

MY ARCHITECT ("MYA")

Mustaffar bin Yacob, a minority stockholder of one of the Company's Malaysian subsidiaries, Perwimas Telecommunications Sdn Bhd ("PTSB"), is a principal partner of MYA. The Company received payment from consulting contracts that it entered into with MYA amounting to $596,735 and $2,209,988, for the three and nine months ended September 30, 2008, respectively, and $739,314 and $1,599,424 for the three and nine months ended September 30, 2007, respectively. The terms of repayment for the amount due from MYA are similar to terms accorded to the Company's other existing customers. At September 30, 2008 and December 31, 2007, there was no balance owed to the Company by MYA.

ULTIMATE SERIES SDN BHD ("USSB")

USSB is wholly owned by Mustaffar bin Yacob. The Company incurred fees of $6,498,468 and $18,350,490 for the three and nine months ended September 30, 2008, respectively, and $4,764,505 and $13,243,498 for the three and nine months ended September 30, 2007, respectively, for sub-contractor work that it entered into with USSB. The terms of repayment for the amounts due to USSB by the Company are similar to terms accorded to the Company's other existing suppliers. At September 30, 2008 and December 31, 2007, there was no balance owed to USSB.


NOTE 6: STOCKHOLDERS' EQUITY

COMMON STOCK


The Company issued from its treasury stock 250,000 shares of common stock on each of October 17, 2007, February 20, 2008, April 18, 2008 and July 14, 2008 to a consultant pursuant to a compensation agreement dated August 20, 2007, under which the Company is to issue an aggregate of 1,000,000 shares of its common stock to the consultant for services to be rendered to the Company for the 12-month period ended July 14, 2008. The Company recognized compensation expense of $17,767 for the three months ended September 30, 2008 related to this compensation agreement.

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

On April 21, 2008, the Company issued from its treasury stock 2,000,000 shares of common stock to a consultant pursuant to a compensation agreement dated April 18, 2008, under which the Company is to issue an aggregate of 2,000,000 shares of its common stock to the consultant for services to be rendered for the 12-month period ending April 17, 2009. The total consideration amount of $300,000 is based on the market value of $0.15 per share on the date of issuance. The Company recognized compensation expense of $75,000 for the three months ended September 30, 2008 related to this compensation agreement.



NOTE 7: SIGNIFICANT CONCENTRATIONS

Two major customers accounted for the following revenue for the three and nine months ended September 30, 2008 and 2007:

                                              Three Months Ended                  Nine Months Ended
                                       September 30,      September 30,    September 30,   September 30,
                                            2008               2007             2008            2007
                                     ------------------  ----------------  -------------- ----------------

Customer 1                                  48%                48%              49%             48%
Customer 2                                  40%                45%              43%             47%
                                     ------------------  ----------------  -------------- ----------------

Total                                       88%                93%              92%             95%
                                     ==================  ================  ============== ================

At September 30, 2008 and 2007, the two major customers accounted for substantially all trade accounts receivable.

Three suppliers (including USSB - see Note 5) accounted for substantially all cost of revenues during the nine months ended September 30, 2008 and 2007. The Company is not dependent upon one supplier to provide the services that it requires but made a strategic decision to engage the services of only a small number of suppliers after taking into consideration the quality of service and competitive pricing being offered. Should the need arise, the Company believes that it could utilize alternative suppliers for the services that it requires.

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

These factors include, among others, the following: the inability of the Company to successfully implement its business plans, the cancellation or postponement of contracts that the Company has entered into in connection with its business, the inability to obtain services provided by other companies or service providers, the inability of the Company to raise capital on a timely basis, the inability of the Company to meet certain covenants contained in trade financing agreements, existing and future government regulations, changes and fluctuation in foreign currency exchange rates, the failure to retain qualified personnel, competitive pressures and potentially adverse tax and cash flow consequences resulting from operations in multiple countries with different laws and regulations, and the general economic and business conditions in Malaysia, China, the United States and the other countries in which we do business, primarily in Asia. The Company does not undertake to update, revise or correct any forward-looking statements, except as required by law.


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

OVERVIEW

Secured Digital Applications, Inc. ("SDA," "Company," "we," "us" or "our") is a provider of mobile communication and information technology consulting services. Our strategy is to provide business services to our customers in a manner that is both superior in quality and more cost efficient than customers can provide for themselves. Our services are focused in the areas of multimedia production, information technology and computing consulting services, EyStar Smarthome Management System, biometric security and Bluetooth, GPS and RFID-enabled applications. As a supplier and consultant, we rely on a combination of current technologies to provide high-quality products and services at competitive prices.

The Company has provided outsourced information technology and multimedia content production services since 2000. We began to provide services in security applications, particularly biometric security applications, during 2003. We continue to seek to add to our holdings with acquisitions that meet our management's criteria for inclusion in the group of SDA companies. In general, we continue to seek regional businesses with strong management willing to remain in considerable positions of responsibility as minority equity holders. We also seek businesses that are operating at a profit or near break-even and which provide a superior opportunity for high rates of growth after integration into the SDA group of companies. In considering potential acquisitions, SDA evaluates such factors as:

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

Reorganization of Operating Subsidiaries

On May 20, 2008, the Company sold its wholly owned subsidiary, China Sea Trade Company Inc. ("CST"), to a third party and recognized a gain on sale of $1,928. CST was operating at a loss and did not meet the Company's criteria for return on investment. The effect of the sale of CST is not material and, therefore, the operating results of CST were not presented separately as discontinued operations.

On July 31, 2008, the Company sold its wholly owned subsidiary, DigitalApps Media Sdn Bhd ("DAM"), to a third party at its carrying investment cost. DAM was operating at a loss and did not meet the Company's criteria for return on investment. The effect of the sale of DAM is not material and, therefore, the operating results of DAM were not presented separately as discontinued operations.

For the three and nine months ended September 30, 2008 and 2007, the Company's revenue was generated primarily from the following activities:

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

In November 2007, the Company acquired the right to the source code for Bluetooth cell integration, cell management and proximity marketing software. Since acquiring the right, the Company has utilized the source code to develop a host of applications for the retailing, logistics and warehousing, telecommunication, transportation, healthcare, security and manufacturing industries.

Operations During 2008

The Company's principal operations during 2008 included multimedia production, information technology and computing services, sales of EyStar Smarthome Management System, biometric security and Bluetooth, GPS and RFID-enabled applications. We marketed hardware, software and consulting services to a number of companies in the public and private sectors. Our hardware products included the EyStar SmartHome Management System, biometric systems and Internet-based cameras. SDA sells its products in connection with consulting contracts that are awarded to the Company. We presently provide these services principally to customers in Southeast Asia.

The Company managed to establish a toehold in China when it secured its first contract during December 2007, valued at $2.825 million, to install and maintain a real-time GPS fleet tracking management system for 1,100 trucks owned by a leading operator in Guangdong Province. The installation work commenced during the third quarter of 2008 and a total of $1.44 million of revenue has been recognized.

Negotiations are underway in Australia with channel partners who will market the Company's products and services and secure contracts on our behalf under the Company's established trademarks. Our primary goal is to offer our Bluetooth and RFID-enabled applications for the mining, healthcare, public utilities and entertainment industries. We anticipate contracts to be executed during the fourth quarter of 2008.

The Company has developed a gateway that enables Voice over Internet Protocol
(VoIP) calls to be made from regular cell phones to any regular cell phone or landline. The gateway has been used to develop VoIP applications that include mobile VoIP and mobile advertising.

BluberMax is the brand name for the Company's mobile advertising service. BluberMax allows its users to make advertisement-sponsored long distance and international calls from their regular cell phones. Users are expected to pay only for their local text messages to their service providers.

BluberChat is the brand name for our mobile VoIP service. BluberChat calls are offered to users who do not wish to receive advertisements. Users are expected to pay a fixed monthly fee for a predetermined number of minutes that will enable them to make heavily discounted long distance and international VoIP calls from their regular cell phones.

To initiate a call on BluberMax or BluberChat, a user would need to send a short text message consisting of the receiving party's telephone number along with a 5 or 6 digit common short code to our gateway for connection to the receiving party. There is no need for a personal computer or laptop with Internet connection or any peripherals to initiate a BluberChat or BluberMax phone call. This ease of use differentiates BluberMax and BluberChat from our competitors.

The Company anticipates launching BluberChat in the United States and Australia during the first quarter of 2009 followed by China in July 2009. BluberMax is expected to be launched in the United States in June 2009 followed by Australia and China in September 2009.


RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes to the condensed consolidated financial statements, included elsewhere in this quarterly report on Form 10-Q.

The following table sets forth certain operating data for the Company and its subsidiaries for the periods as indicated below.

                                           Nine Months Ended September 30,
(Unaudited)                                      2008            2007
                                           --------------- ---------------

Revenues                                   $    45,850,675 $    33,199,082
Gross profit                                     3,701,501       2,625,958
Sales and marketing                                 43,456          29,255
General and administrative                       1,802,307       1,416,039
Gain on disposal of assets-related parties              --          84,547
Income from continuing operations                1,184,921       1,053,014
Income from discontinued operations                     --           5,749
Net income                                       1,184,921       1,058,763

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2008 TO THE THREE MONTHS ENDED SEPTEMBER 30, 2007


Revenue

Total revenue increased by $4,813,482, or 41%, to $16,631,552 for the three months ended September 30, 2008 as compared to $11,818,070 for the three months ended September 30, 2007.

The increase in total revenue for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007 was mainly due to an increase in fees earned from the production of multimedia programs and business contracts. The increase in revenue from the production of multimedia programs was the result of sub-contract work from the Company's two major customers. Revenue for project consulting services was generated from contracts that the Company secured from 2001 through 2003. In the three months ended September 30, 2008, two customers accounted for 48% and 40% of total revenue. In the three months ended September 30, 2007, the same two customers accounted for 48% and 45% of total revenue.


Gross Profit

Gross profit increased to $1,257,112 for the three months ended September 30, 2008 compared to $1,045,308 for the three months ended September 30, 2007. Gross profit margin reduced to 7.6% in the quarter ended September 30, 2008 versus 8.8% in the quarter ended September 30, 2007.

The increase in gross profit was due to higher revenue. As a result of higher revenue, cost of revenues increased by $4,601,678, or 43%, to $15,374,440 for the three months ended September 30, 2008 from $10,772,762 for the three months ended September 30, 2007. The increase in cost of revenues was primarily due to the Company requiring additional external resources in order to fulfill the higher demand for the Company's services. The outsourcing of content production work enabled the Company to develop a team of contractors that will assist the Company in producing multimedia content and applications that are crucial to its future business operation.

Sales and marketing expenses

Sales and marketing expenses decreased by $5,423, or 25%, to $16,708 for the three months ended September 30, 2008 compared to $22,131 for the three months ended September 30, 2007.

General and administrative expenses

General and administrative expenses involving non-related parties increased by $164,567, or 32%, to $684,150 for the three months ended September 30, 2008 as compared to $519,583 for the three months ended September 30, 2007.

The increase was primarily attributable to an increase in depreciation of tangible assets and professional and auditing fees. For the three months ended September 30, 2008, 34% of the total general and administrative expenses of $684,150 was for depreciation of tangible assets, 2% was for consulting fees and 12% was for employee payroll. Another 16% was for fees for professional and auditing services, 29% was for both employee and stock compensation expenses and approximately 7% was for rent, utilities, general office supplies, communications and corporate insurance expenses. For the three months ended September 30, 2007, 14% of the total general and administrative expenses of $519,583 was for depreciation of tangible assets and 17% was for employee payroll. Another 8% was for fees for professional and auditing services, 5% was for investor relations expenses, 46% was for compensation expenses and approximately 10% was for rent, utilities, general office supplies, communications and corporate insurance expenses.

General and administrative expenses - related parties for the three months ended September 30, 2008 and 2007 were $37,167 and $36,911, respectively. General and administrative expenses - related parties included management fees and administrative expenses payable by the Company to LSH, a company owned by Mr. Lim and his wife. For the three months ended September 30, 2008, LSH billed the Company's Malaysian subsidiary, DASB, $7,167 and $6,911 for the three months ended September 30, 2008 and 2007, respectively, for administration and clerical fees. The Company also incurred management fees of $30,000 for each of the three months ended September 30, 2008 and 2007. The management fees were charged on the basis of time spent for the administration and management services provided to the Company.

Gain on disposal of assets - related parties

For the three months ended September 30, 2007, the Company included recognition of a previously deferred gain of $28,798, related to an amount the Company received from its long-term receivable, related party. The receivable balance and total deferred gain was $0 as of December 31, 2007. These amounts arose in the year ended December 31, 1998, when the Company sold assets used in the operations of a subsidiary to a related company. Due to the uncertainty of collection of the related receivable, a related gain on the sale of the assets was deferred and is to be recognized only after all costs have been recovered and to the extent the receivable is collected. During the year ended December 31, 2002, payments received by the Company exceeded all remaining costs. As a result, the Company's long-term receivable, related party and deferred gain balances were reduced to $25,954, as of September 30, 2007. This amount was fully settled as of December 31, 2007.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2008 TO THE NINE MONTHS ENDED SEPTEMBER 30, 2007

Revenue

Total revenue increased by $12,651,593, or 38%, to $45,850,675 for the nine months ended September 30, 2008, as compared to $33,199,082 for the nine months ended September 30, 2007.

The increase in total revenue was mainly due to an increase in fees earned from the production of multimedia programs and business contracts. The increase in revenue from the production of multimedia programs was a result of increased sub-contract work from the clients of the Company's two major customers. Revenue for project consulting services was generated from four project consulting contracts that the Company secured in 2001, 2002 and 2003. In the nine months ended September 30, 2008, two customers accounted for 49% and 43% of total revenue. In the nine months ended September 30, 2007, the same two customers accounted for 48% and 47% of total revenue.

Gross Profit

Gross profit increased to $3,701,501 for the nine months ended September 30, 2008, compared to $2,625,958 for the nine months ended September 30, 2007, an increase of $1,075,543, or 41%. Gross profit margin increased to 8.1% for the nine months ended September 30, 2008 versus 7.9% for the nine months ended September 30, 2007.

The increase in gross profit for the nine months ended September 30, 2008 was due to higher revenue, particularly consulting revenue, which has a much higher margin than production work. As a result of higher revenue, cost of revenues increased by $11,576,050, or 38%, to $42,149,174 for the nine months ended September 30, 2008 from $30,573,124 for the nine months ended September 30, 2007. The increase in cost of revenue was primarily due to the Company requiring additional external resources in order to fulfill the higher demand for the Company's services. The outsourcing of content production work enabled the Company to develop a team of contractors that will assist the Company in producing multimedia content and applications that are crucial to its future business operation.

Sales and marketing expenses

Sales and marketing expenses increased by $14,201, or 49%, to $43,456 for the nine months ended September 30, 2008 from $29,255 for the nine months ended September 30, 2007, primarily as a result of an increase in travel expenses.

General and administrative expenses

General and administrative expenses involving non-related parties increased by $384,928, or 29%, to $1,690,248 for the nine months ended September 30, 2008, as compared to $1,305,320 for the nine months ended September 30, 2007.

The increase was primarily attributable to an increase in depreciation of tangible assets, salaries, professional and auditing fees and investor relations. For the nine months ended September 30, 2008, 41% of the total general and administrative expenses of $1,690,248 was for depreciation of tangible assets, 1% was for consulting fees and 14% was for employee payroll. Another 17% was for fees for professional and auditing services, 2% was for investor relations expenses, 17% was for both employee and stock compensation expenses and approximately 8% was for rent, utilities, general office supplies, communications and corporate insurance expenses. For the nine months ended September 30, 2007, 17% of the total general and administrative expenses of $1,305,320 was for depreciation of tangible assets, 6% was for consulting fees and 14% was for employee payroll. Another 11% was for fees for professional and auditing services, 3% was for investor relations expenses, 40% was for compensation expenses and approximately 9% was for rent, utilities, general office supplies, communications and corporate insurance expenses.

General and administrative expenses - related parties for the nine months ended September 30, 2008 and 2007 were $112,059 and $110,719, respectively. General and administrative expenses - related parties included management fees and administrative expenses payable by the Company to LSH, a company owned by Mr. Lim and his wife. For the nine months ended September 30, 2008, LSH billed the Company's Malaysian subsidiary, DASB, $22,059 and $20,719 for the nine months ended September 30, 2008 and 2007, respectively, for administration and clerical fees. The Company also incurred management fees of $90,000 for each of the nine months ended September 30, 2008 and 2007. The management fees were charged on the basis of time spent for the administration and management services provided to the Company.

Gain on disposal of assets - related parties

For the nine months ended September 30, 2007, the Company included recognition of a previously deferred gain of $84,547, related to an amount the Company received from its long-term receivable, related party. The receivable balance and total deferred gain was $0 as of December 31, 2007. These amounts arose in the year ended December 31, 1998, when the Company sold assets used in the operations of a subsidiary to a related company. Due to the uncertainty of collection of the related receivable, a related gain on the sale of the assets was deferred and is to be recognized only after all costs have been recovered and to the extent the receivable is collected. During the year ended December 31, 2002, payments received by the Company exceeded all remaining costs. As a result, the Company's long-term receivable, related party and deferred gain balances were reduced to $25,954, as of September 30, 2007. This amount was fully settled as of December 31, 2007.

Liquidity and Capital Resources

As of September 30, 2008, the Company had cash of $17,821.

For the nine months ended September 30, 2008, operations were primarily funded from internally generated funds and working capital advanced from time to time by Mr. Lim. These advances bear no interest and have no fixed terms of repayment.

As of September 30, 2008, the Company owed Mr. Lim $26,464 for short-term cash advances made to subsidiaries of the Company for working capital purposes from time to time. Additionally, at September 30, 2008, the amount owed to a company in which Mr. Lim has a financial interest was $104,867. This amount was for short-term cash advances made to the Company and its subsidiaries for working capital purposes from time to time and for management and administrative fees. These amounts are unsecured, bear no interest and have no fixed terms of repayment.

The cash generated from operating activities for the nine months ended September 30, 2008 was $472,173 and was primarily the result of income and non-cash expenses for the period offset by an increase in accounts receivable.

Cash used in investing activities of $698,355 for the nine months ended September 30, 2008 was primarily attributable to the purchase of computer software and equipment totaling $683,876 and the acquisition of a trademark totaling $14,479. The Company will continue to develop its products and services under the brand name "EyStar." EyStar is a well established and recognized brand name in Asia.

Cash generated from financing activities during the nine months ended September 30, 2008 of $132,016 resulted from proceeds received from the issuance of shares of the Company's common stock totaling $109,000, repayment to a director for short-term cash advances made to subsidiaries of the Company totaling $59,034 and advances from an affiliate totaling $82,050.

The Company expects to expand into the provision of Mobile Voice over Internet Protocol ("VoIP"), Mobile Advertising and Bluetooth Proximity Advertising services in the United States. The Company expects to incur additional expenses in acquiring technologies that will help the Company to rollout the new services in the shortest time possible. The Company estimates that it will require $1 million during the fourth quarter of 2008 to finance the initial rollout of its new services. The Company also expects that it will require an additional $9 million to finance both the working capital and additional capital expenditures of its new business in 2009.

The Company believes it will have access to financing sources but there can be no assurance that such sources of financing will be available on acceptable terms, on a timely basis or at all.

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

(b) Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2008, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

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


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS


The Company signed a compensation agreement with a consultant on August 20, 2007 under which the Company agreed to issue an aggregate of 1,000,000 shares of its common stock to the consultant for services to be rendered for the 12-month period ended July 14, 2008. On July 14, 2008, the Company issued 250,000 shares of common stock to the consultant pursuant to this agreement for aggregate consideration in the form of services rendered by the consultant equal to $25,000.


The Company relied upon the exemptions from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder for the issuances of these securities.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


       On September 2, 2008, at the Company's Annual Meeting of Stockholders, two nominees for the Board of Directors were elected and the votes were as follows:

          Name of Nominee                     Common               Common Against          Common Withheld
                                                For

Ms. Valerie Hoi-Fah Looi                    119,525,707                   0                   5,085,455

Mr. Patrick Soon-Hock Lim                   119,427,357                   0                   5,183,805




          Name of Nominee                 Preferred For/         Preferred Against/      Preferred Withheld/
                                       Common Equivalent For      Common Equivalent       Common Equivalent
                                                                       Against                 Against

Ms. Valerie Hoi-Fah Looi                 100,000/20,000,000              0/0                     0/0

Mr. Patrick Soon-Hock Lim                100,000/20,000,000              0/0                     0/0


Each of the nominees received a plurality of the votes cast.

ITEM 5.  OTHER INFORMATION

The Company signed a compensation agreement with a consultant on July 9, 2008 under which the Company agreed to issue an aggregate of 1,000,000 shares of its common stock to the consultant for services to be rendered for the 12-month period ending July 14, 2009. On October 17, 2008, the Company issued 250,000 shares of common stock to the consultant pursuant to this agreement for aggregate consideration in the form of services to be rendered by the consultant equal to $10,500.

The Company signed a compensation agreement with a consultant on October 8, 2008 under which the Company agreed to issue 1,000,000 shares of its common stock to a consultant for services to be rendered for the 12-month period ending October 7, 2009. On October 9, 2008, the Company issued 1,000,000 shares of common stock to the consultant pursuant to this agreement for aggregate consideration in the form of services to be rendered by the consultant equal to $38,000.



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


                                   Secured Digital Applications, Inc.
                                            (registrant)


Dated: November 19, 2008            By:   /s/ Patrick Soon-Hock Lim
                                    --------------------------------------------
                                    Patrick Soon-Hock Lim
                                    Chairman and Chief Executive Officer



Dated: November 19, 2008            By:   /s/ Kelvin Choon-Huat Ng
                                    --------------------------------------------
                                    Kelvin Choon-Huat Ng
                                    Chief Accounting Officer