Form 10-Q/A
period 2008-09-30
SECURED DIGITAL APPLICATIONS INC
filed 2008-11-19
CIK 940516

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

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

FORM 10-Q/A
3rd QUARTER

                                      INDEX

                                                                                                                        Page

PART I  - FINANCIAL INFORMATION

         ITEM 1. FINANCIAL STATEMENTS (Unaudited and Unreviewed)

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


EXPLANATORY STATEMENT

The Company is amending its Form 10-Q for the period ended September 30, 2008 previously filed on November 19, 2008 to indicate that the Company's unaudited financial statements contained therein have not been reviewed by our independent registered public accounting firm.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                      SEPTEMBER 30, 2008 AND DECEMBER 31, 2007
                                                                                             September 30,     December 31,
                                                                                                 2008              2007
                                                                                           ----------------- -----------------
                                                                                              (Unaudited
                                                                                            and Unreviewed)

                                          ASSETS
Current assets:
  Cash                                                                                     $          17,821 $          40,385
  Trade and other accounts receivable                                                             10,917,326         8,902,465
    less allowance for doubtful accounts of $26,592 and $27,699, respectively
  Prepaid expenses                                                                                    18,469            18,539
                                                                                           ----------------- -----------------
      Total current assets                                                                        10,953,616         8,961,389
Property and equipment, net                                                                        3,553,940         3,718,150
Trademark                                                                                             14,479                --
Goodwill                                                                                             471,260           471,260
                                                                                           ----------------- -----------------
                                                                                           $      14,993,295 $      13,150,799
                                                                                           ================= =================

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of capital lease obligations                                             $          34,209 $          35,634
  Accounts payable                                                                                   658,584           531,133
  Accrued expenses                                                                                   137,889           209,877
  Amount due to an affiliated company                                                                104,867            23,668
  Amount due to a director                                                                            26,464            88,632
  Income tax payable                                                                                 174,601            47,151
                                                                                           ----------------- -----------------
      Total current liabilities                                                                    1,136,614           936,095
Deferred tax                                                                                         767,404           461,525
                                                                                           ----------------- -----------------
      Total liabilities                                                                            1,904,018         1,397,620
                                                                                           ----------------- -----------------

                                                   (continued)


                               SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                     SEPTEMBER 30, 2008 AND DECEMBER 31, 2007

                                                                                                September 30,        December 31,
                                                                                                    2008                 2007
                                                                                            --------------------- ------------------
                                                                                                 (Unaudited
                                                                                               and Unreviewed)

Minority interest                                                                                        429,213             218,016
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
                                                               (Unaudited)


                                                                                    Three months ended         Nine months ended
                                                                                       September 30,             September 30,
                                                                                     2008         2007         2008         2007
                                                                                 ------------ ------------ ------------ ------------
                                                                                 (Unreviewed)              (Unreviewed)
Revenues:

Services:
  Related Parties                                                                $   596,735  $   739,314  $ 2,209,988  $ 1,599,424
  Others                                                                          16,034,817   11,078,756   43,640,687   31,599,658
                                                                                 ------------ ------------ ------------ ------------
                                                                                  16,631,552   11,818,070   45,850,675   33,199,082
                                                                                 ------------ ------------ ------------ ------------

Cost of revenues:

Services:
  Related Parties                                                                    179,020      221,794      662,997      479,827
  Others (includes a related party of $6,498,468, $4,764,505, $18,350,490 and
   $13,243,498, respectively.)                                                    15,195,420   10,550,968   41,486,177   30,093,297
                                                                                 ------------ ------------ ------------ ------------
                                                                                  15,374,440   10,772,762   42,149,174   30,573,124
                                                                                 ------------ ------------ ------------ ------------

Gross profit                                                                       1,257,112    1,045,308    3,701,501    2,625,958
                                                                                 ------------ ------------ ------------ ------------
Operating expenses:
  Sales and marketing                                                                 16,708       22,131       43,456       29,255
  General and administrative:
    Related parties                                                                   37,167       36,911      112,059      110,719
    Others                                                                           684,150      519,583    1,690,248    1,305,320
                                                                                 ------------ ------------ ------------ ------------
Total operating expenses                                                             738,025      578,625    1,845,763    1,445,294
                                                                                 ------------ ------------ ------------ ------------

Income from operations                                                               519,087      466,683    1,855,738    1,180,664
                                                                                 ------------ ------------ ------------ ------------

Other income (expense):
   Gain (loss) on foreign currency transactions                                     (304,732)      58,854     (140,269)     168,672
   Purchase preacquisition income                                                        174           --      (13,754)          --
   Write-off of old vendor payables                                                       --       35,512           --       35,512
   Previously deferred gain on sale of technology, related parties                        --       28,798           --       84,547
   Other income                                                                        1,464            2        4,842        5,180
                                                                                 ------------ ------------ ------------ ------------
                                                                                    (303,094)     123,166     (149,181)     293,911
                                                                                 ------------ ------------ ------------ ------------

Income before provision for income taxes and minority interest                       215,993      589,849    1,706,557    1,474,575

Provision for income taxes                                                          (158,155)    (179,938)    (479,401)    (396,835)
                                                                                 ------------ ------------ ------------ ------------

Income before minority interest                                                       57,838      409,911    1,227,156    1,077,740

Minority interest                                                                    (10,605)     (11,034)     (42,235)     (24,726)
                                                                                 ------------ ------------ ------------ ------------

Income from continuing operations                                                     47,233      398,877    1,184,921    1,053,014
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
                                                            (Unaudited)


                                                                                 Three months ended           Nine months ended
                                                                                    September 30,               September 30,
                                                                                 2008          2007          2008          2007
                                                                             ------------- ------------- ------------- -------------
                                                                             (Unreviewed)                 (Unreviewed)
Discontinued operations:
  Loss from discontinued operation - net of minority interest and income
   taxes                                                                               --            (2)           --       (17,250)
  Gain on disposal of discontinued subsidiaries                                        --            15            --        22,999
                                                                             ------------- ------------- ------------- -------------

Income from discontinued operations                                                    --            13            --         5,749
                                                                             ------------- ------------- ------------- -------------

Net income                                                                   $     47,233  $    398,890  $  1,184,921  $  1,058,763
                                                                             ============= ============= ============= =============


Net income                                                                   $     47,233  $    398,890  $  1,184,921  $  1,058,763

Other comprehensive income:
  Foreign currency translation adjustments                                       (403,945)       93,118      (418,452)      150,904
                                                                             ------------- ------------- ------------- -------------


Comprehensive income / (loss)                                                $   (356,712) $    492,008  $    766,469  $  1,209,667
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
                                                    (Unaudited)


                                                                                                        Nine months ended
                                                                                                September 30,       September 30,
                                                                                                    2008                 2007
                                                                                             -------------------  ------------------
                                                                                                 (Unreviewed)

CASH FLOWS FROM OPERATING ACTIVITIES
  Change in operating assets and liabilities of continuing operations                        $          472,173   $           9,632
  Change in operating assets and liabilities of discontinued operations                                      --                (687)
                                                                                             -------------------  ------------------

    Net cash provided by operating activities                                                           472,173               8,945
                                                                                             -------------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                                                                   (683,876)             (6,543)
  Purchase of trademark                                                                                 (14,479)                 --
                                                                                             -------------------  ------------------
           Net cash used in investing activities                                                       (698,355)             (6,543)
                                                                                             -------------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuances of shares of common stock                                                     109,000                  --
  Proceeds from advances from affiliated company                                                         82,050             103,590
  Proceeds from advances from a director                                                                     --              67,053
  Repayments of loans from a director                                                                   (59,034)                 --
                                                                                             -------------------  ------------------

    Net cash provided by financing activities                                                           132,016             170,643
                                                                                             -------------------  ------------------

FOREIGN CURRENCY TRANSLATION ADJUSTMENT
  - continuing activities                                                                                71,602            (127,603)
  - discontinued activities                                                                                  --               1,162
                                                                                             -------------------  ------------------

Net (decrease) increase in cash                                                                         (22,564)             46,604

Cash, beginning of period                                                                                40,385               7,644
                                                                                             -------------------  ------------------

Cash, end of period                                                                          $           17,821   $          54,248
                                                                                             ===================  ==================


                                    See notes to condensed consolidated financial statements

                       SECURED DIGITAL APPLICATIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008
                            (UNAUDITED AND UNREVIEWED)


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

The financial statements for the nine and three months ended September 30, 2008 have not been reviewed by our independent registered public accounting firm.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q/A and the documents incorporated herein by reference, contain or may contain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Information is provided that is based upon beliefs of, and information currently available to, the management of Secured Digital Applications, Inc. (the "Company"), as well as estimates and assumptions made by the Company's management. The Company is including this cautionary statement in this Form 10-Q/A to make applicable and to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by or on behalf of us. Statements that are not statements of historical fact may be deemed to be forward-looking statements. Forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "may," "should," "anticipates," "estimates," "expects," "future," "intends," "hopes," "plans," "projects" or the negative thereof. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause actual results of the Company to vary materially from historical results or from any future results expressed or implied in such forward-looking statements. For a discussion identifying risk factors and other important factors that could cause actual results to differ materially from those anticipated, see the Company's Annual Report on Form 10-K for the year ended December 31, 2007, as amended.

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