Form 10-Q/A
period 2008-09-30
SECURED DIGITAL APPLICATIONS INC
filed 2009-01-05
CIK 940516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 2

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to ___________

Commission File Number:  0-25658

SECURED DIGITAL APPLICATIONS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	84-1357927
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

 230 PARK AVENUE, 10TH FLOOR, NEW YORK, NY 10169
(Address of principal executive offices) (Zip Code)

(212) 551 1747
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes                  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes                      ☒ No

The number of shares outstanding of the registrant’s common stock as of January 5, 2009: 139,470,932 shares of common stock, par value $0.00001 per share.

FORM 10-Q/A
3rd QUARTER

INDEX

Index

EXPLANATORY STATEMENT

The Company is amending its Form 10-Q for the period ended September 30, 2008 previously filed with the Securities and Exchange Commission on November 19, 2008 and subsequently amended on Form 10-Q/A  (Amendment No. 1) on November 19, 2008 to include in this 10-Q/A (Amendment No. 2) the Company's unaudited financial statements for the period ended September 30, 2008 as reviewed by the Company's independent registered public accounting firm.  The financial statements included in the Form 10-Q and 10-Q/A (Amendment No. 1) were not reviewed by the Company's independent registered public accounting firm.  There are no material changes to the information contained in the previously filed Form 10-Q or Form 10-Q/A (Amendment No. 1), including the financial statements included therein, with respect to the period ended September 30, 2008.  The Company directs the reader's attention to the additional information included in Note 8 (Subsequent Events) to the financial statements contained herein (which information is also included in Item 5, Other Information) with respect to events occurring after September 30, 2008.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2008 AND DECEMBER 31, 2007

	September 30, 2008	December 31, 2007
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash	$17,821	$40,385
Trade and other accounts receivable less allowance for doubtful accounts of $26,592 (unaudited) and $27,699, respectively	10,917,326	8,902,465
Prepaid expenses	18,469	18,539
Total current assets	10,953,616	8,961,389
Property and equipment, net	3,553,940	3,718,150
Trademark	14,479	--
Goodwill	471,260	471,260
Total assets	$14,993,295	$13,150,799

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations	$34,209	$35,634
Accounts payable	658,584	531,133
Accrued expenses	137,889	209,877
Amount due to an affiliated company	104,867	23,668
Amount due to a director	26,464	88,632
Income tax payable	174,601	47,151
Total current liabilities	1,136,614	936,095
Deferred tax	767,404	461,525
Total liabilities	1,904,018	1,397,620

(continued)

Index

SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
SEPTEMBER 30, 2008 AND DECEMBER 31, 2007

	September 30, 2008	December 31, 2007
	(Unaudited)	(Note 1)

Minority interest	429,213	218,016
Commitments	--	--

Stockholders’ equity:
Series B convertible preferred stock, $0.10 par value; 1,000,000 shares authorized; 100,000 shares issued and outstanding, liquidation preference $2,500,000	10,000	10,000
Common stock, $0.00001 par value: 350,000,000 shares authorized; 145,352,094 shares issued and 142,726,314 shares outstanding in 2008 and 143,172,594 shares issued and 137,796,814 shares outstanding in 2007	1,437	1,375
Additional paid-in capital	9,215,069	8,692,448
Common treasury stock - at cost, 2,625,780 shares in 2008 and 5,375,780 shares in 2007	--	--
Deferred compensation	(164,250)	--
Retained earnings	3,464,925	2,280,005
Accumulated other comprehensive income	132,883	551,335
Total stockholders’ equity	12,660,064	11,535,163
Total liabilities and stockholders’ equity	$14,993,295	$13,150,799

See notes to condensed consolidated financial statements

Index

SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

Revenues:

Services:
Related Parties	$596,735	$739,314	$2,209,988	$1,599,424
Others	16,034,817	11,078,756	43,640,687	31,599,658
	16,631,552	11,818,070	45,850,675	33,199,082
Cost of revenues:

Services:
Related Parties	179,020	221,794	662,997	479,827
Others (includes a related party of $6,498,468, $4,764,505, $18,350,490 and $13,243,498, respectively.)	15,195,420	10,550,968	41,486,177	30,093,297
	15,374,440	10,772,762	42,149,174	30,573,124
Gross profit	1,257,112	1,045,308	3,701,501	2,625,958
Operating expenses:
Sales and marketing	16,708	22,131	43,456	29,255
General and administrative:
Related parties	37,167	36,911	112,059	110,719
Others	684,150	519,583	1,690,248	1,305,320
Total operating expenses	738,025	578,625	1,845,763	1,445,294
Income from operations	519,087	466,683	1,855,738	1,180,664
Other income (expense):
Gain (loss) on foreign currency transactions	(304,732)	58,854	(140,269)	168,672
Purchase preacquisition income	174	--	(13,754)	--
Write-off of old vendor payables	--	35,512	--	35,512
Previously deferred gain on sale of technology, related parties	--	28,798	--	84,547
Other income	1,464	2	4,842	5,180
	(303,094)	123,166	(149,181)	293,911

Income before provision for income taxes and minority interest	215,993	589,849	1,706,557	1,474,575

Provision for income taxes	(158,155)	(179,938)	(479,401)	(396,835)
Income before minority interest	57,838	409,911	1,227,156	1,077,740

Minority interest	(10,605)	(11,034)	(42,235)	(24,726)
Income from continuing operations	47,233	398,877	1,184,921	1,053,014

Index

SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME (CONTINUED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Unaudited)

	Three months ended September 30,				Nine months ended September 30,
	2008		2007		2008	2007
Discontinued operations:
Loss from discontinued operation – net of minority interest and income taxes		--		(2)	--		(17,250)
Gain on disposal of discontinued subsidiaries		--		15	--		22,999
Income from discontinued operations		--		13	--		5,749
Net income		$47,233		$398,890	$1,184,921		$1,058,763

Net income		$47,233		$398,890	$1,184,921		$1,058,763

Other comprehensive income:
Foreign currency translation adjustments		(403,945)		93,118	(418,452)		150,904

Comprehensive income / (loss)		$(356,712)		$492,008	$766,469		$1,209,667

Net income per common share:
Basic **	$	*	$	*	$0.01	$	*
Diluted **	$	*	$	*	$0.01	$	*
Weighted average shares outstanding:
Basic		142,690,988		133,817,031	141,006,467		131,303,755
Diluted		164,932,760		156,624,406	164,581,966		156,711,538

*  Less than $0.01 per share.

**Net income per common share for discontinued operations is less than $0.01 per share and not presented separately.

Index

SECURED DIGITAL APPLICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Unaudited)

	Nine months ended
	September 30, 2008	September 30, 2007

CASH FLOWS FROM OPERATING ACTIVITIES
Change in operating assets and liabilities of continuing operations	$472,173	$9,632
Change in operating assets and liabilities of discontinued operations	--	(687)
Net cash provided by operating activities	472,173	8,945

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(683,876)	(6,543)
Purchase of trademark	(14,479)	--

Net cash used in investing activities	(698,355)	(6,543)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuances of shares of common stock	109,000	--
Proceeds from advances from affiliated company	82,050	103,590
Proceeds from advances from a director	--	67,053
Repayments of loans from a director	(59,034)	--
Net cash provided by financing activities	132,016	170,643

FOREIGN CURRENCY TRANSLATION ADJUSTMENT
- continuing activities	71,602	(127,603)
- discontinued activities	--	1,162
Net (decrease) increase in cash	(22,564)	46,604

Cash, beginning of period	40,385	7,644
Cash, end of period	$17,821	$54,248

See notes to condensed consolidated financial statements

Index

SECURED DIGITAL APPLICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

NOTE 1:   BASIS OF PRESENTATION

The accompanying condensed balance sheet as of December 31, 2007 has been derived from audited financial statements and the accompanying unaudited consolidated financial statements of Secured Digital Applications, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with Item 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.  These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the United States Securities and Exchange Commission (the “SEC”).

There is no provision for dividends for the quarter to which this quarterly report relates.

NOTE 2:  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements - an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 requires companies with non-controlling interests to disclose such interests clearly as a portion of equity but separate from the parent's equity. The non-controlling interest's portion of net income must also be clearly presented on the income statement. SFAS 160 is effective for financial statements issued for fiscals years beginning after December 15, 2008 and will be adopted by the Company in the first quarter of fiscal year 2009. The Company does not expect that the adoption of SFAS 160 will have a material impact on our financial condition or results of operation.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (revised 2007) (“SFAS 141(R)”). SFAS 141(R) applies the acquisition method of accounting for business combinations established in SFAS 141 to all acquisitions where the acquirer gains a controlling interest, regardless of whether consideration was exchanged. SFAS No. 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date.  SFAS 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008 and will be adopted by the Company in the first quarter of fiscal year 2009. The Company does not expect that the adoption of SFAS 141(R) will have a material impact on our financial condition or results of operation.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, - an amendment of FASB Statement No. 133 (“FAS 161”).  FAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. The objective of the guidance is to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. FAS 161 is effective for fiscal years beginning after November 15, 2008. Management is currently evaluating the impact FAS 161 will have on the Company’s consolidated financial statements, but it currently does not expect the effect to be material.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”).  SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in the preparation of financial statements that are presented in conformity with GAAP.  The FASB believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.  The adoption of SFAS No. 162 is not expected to have a material impact on the Company’s financial statements.

Also in May 2008, the FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts--an interpretation of FASB Statement No. 60" ("SFAS No. 163"). SFAS No. 163 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement. SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009. The Company is currently evaluating the impact of SFAS No. 163 on its financial statements but does not expect it to have an effect on the Company's financial position, results of operations or cash flows.

Index

In May 2008, the FASB issued FSP APB 14-1, "Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1"). FSP APB 14-1 applies to convertible debt securities that, upon conversion, may be settled by the issuer fully or partially in cash. FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years after December 15, 2008, and must be applied on a retrospective basis. Early adoption is not permitted. The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations.

In June 2008, the FASB issued FASB Staff Position ("FSP") EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, Earnings per Share. Under the guidance of FSP EITF 03-6-1, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings-per-share pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and all prior-period earnings per share data presented shall be adjusted retrospectively. Early application is not permitted. The Company is assessing the potential impact of this FSP on the earnings per share calculation.

In June 2008, the FASB ratified EITF No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity's Own Stock" ("EITF 07-5"). EITF 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early application is not permitted. The Company is assessing the potential impact of this EITF 07-5 on the financial condition and results of operations.

NOTE 3: NET INCOME PER COMMON SHARE

The Company computes earnings per share in accordance with the provisions of SFAS No. 128, Earnings per Share (“SFAS 128”). Under the provisions of SFAS 128, basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period presented.  Diluted net income per share reflects the potential dilution that could occur from common stock issuable through stock based compensation including stock options, restricted stock awards, warrants and other convertible securities. The calculation of basic and diluted earnings per share is as follows (in thousands, except per-share amounts):

	Three Months Ended				Nine Months Ended
(Unaudited)	September 30,		September 30,		September 30,	September 30,
	2008		2007		2008	2007
Net income		$47		$399	$1,185		$1,059
Weighted average shares outstanding - basic		142,691		133,817	141,006		131,304
Net income per share – basic	$	*	$	*	$0.01	$	*
Weighted average shares outstanding - basic		142,691		133,817	141,006		131,304
Common stock issuable to consultant		1,236		1,252	1,523		4,637
Convertible preferred stock		20,000		20,000	20,000		20,000
Dilutive stock options and warrants		1,006		1,555	2,053		770
Weighted average shares outstanding – diluted		164,933		156,624	164,582		156,711
Net income per share – diluted	$	*	$	*	$0.01	$	*

*  Less than $.01 per share
** Net income per common share for discontinued operations is less than $0.01 per share and not presented separately.

Index

There are outstanding options to purchase 460,000 shares of the Company’s common stock at each of the three and nine months ended September 30, 2008 and outstanding options to purchase 3,080,000 shares of the Company’s common stock at each of the three and nine months ended September 30, 2007 that were excluded from the calculation of earnings per share as their issuance prices were in excess of the average market price for the period. For the three and nine months ended September 30, 2008 and 2007, warrants to purchase 4,600,000 shares of common stock were excluded in the calculation of earnings per share as their issuance prices were in excess of the average market price for the period.

NOTE 4: DISPOSAL OF SUBSIDIARIES

On June 27, 2007, the Company sold its wholly owned subsidiary, DigitalApps Technologies Sdn Bhd (“DAT”), which included DAT’s 55%-owned subsidiary, Ispec Sdn Bhd (“ISS”), to a third party and recognized a gain on disposal of $22,984. Both DAT and ISS were operating at a loss and did not meet the Company's criteria for return on investment.

Results of discontinued operations are as follows for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
Revenue	$--	$--	$--	$--
Cost of revenues	--	--	--	--
Gross profit	--	--	--	--
Operating expenses	--	--	--	(17,250)
Loss from operations	--	--	--	(17,250)
Other income	--	--	--	--
Loss before tax	--	--	--	(17,250)
Income tax	--	--	--	--
Loss from discontinued operations	$--	$--	$--	$(17,250)

NOTE 5: RELATED PARTY TRANSACTIONS

LSH ASSET HOLDINGS SDN BHD ("LSH"):

LSH, a company owned by Patrick Lim, the Company’s Chief Executive Officer, and his wife, billed the Company management fees totaling $30,000 for each of the three months ended September 30, 2008 and 2007 and $90,000 for each of the nine months ended September 30, 2008 and 2007. LSH also billed the Company’s Malaysian principal operating subsidiary, DigitalApps Sdn Bhd ("DASB"), $ 7,167 and $6,911 for the three months ended September 30, 2008 and 2007, respectively, and $22,059 and $20,719 for the nine months ended September 30, 2008 and 2007, respectively, for administrative and clerical charges. LSH also made short term advances to the Company from time to time for working capital purposes during the three months ended September 30, 2008. At September 30, 2008 and December 31, 2007, the amount due to LSH was $104,867 and $23,668, respectively. This amount is unsecured, bears no interest, has no fixed terms of repayment, and is recorded in the financial statements as "Amount due to an affiliated company."

CHIEF EXECUTIVE OFFICER

As of September 30, 2008 and December 31, 2007, the Company owed Patrick Lim, the Company’s Chief Executive Officer, $26,464 and $88,632, respectively, for short-term cash advances made to the Company from time to time for working capital purposes. The amount owing to the Chief Executive Officer is unsecured, bears no interest, has no fixed terms of repayment and is recorded in the financial statements as "Amount due to a director."

Index

 MY ARCHITECT ("MYA")

Mustaffar bin Yacob, a minority stockholder of one of the Company's Malaysian subsidiaries, Perwimas Telecommunications Sdn Bhd (“PTSB”), is a principal partner of MYA. The Company received payment from consulting contracts that it entered into with MYA amounting to $596,735 and $2,209,988, for the three and nine months ended September 30, 2008, respectively, and $739,314 and $1,599,424 for the three and nine months ended September 30, 2007, respectively. The terms of repayment for the amount due from MYA are similar to terms accorded to the Company's other existing customers. At September 30, 2008 and December 31, 2007, there was no balance owed to the Company by MYA.

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

NOTE 6: STOCKHOLDERS' EQUITY

COMMON STOCK

The Company issued from its treasury stock 250,000 shares of common stock on each of October 17, 2007, February 20, 2008, April 18, 2008 and July 14, 2008 to a consultant pursuant to a compensation agreement dated August 20, 2007, under which the Company is to issue an aggregate of 1,000,000 shares of its common stock to the consultant for services to be rendered to the Company for the 12-month period ended July 14, 2008. The Company recognized compensation expense of $17,767 and $71,375 for the three and nine months ended September 30, 2008 related to this compensation agreement.

On March 5, 2008, the Company issued 1,679,500 shares of common stock to Patrick Lim, the Company's Chief Executive Officer, upon the exercise of warrants. The Company received proceeds totaling $109,000 from Mr. Lim’s warrant exercise.

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

Index

NOTE 7: SIGNIFICANT CONCENTRATIONS

Two major customers accounted for the following revenue for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
Customer 1	48%	48%	49%	48%
Customer 2	40%	45%	43%	47%
Total	88%	93%	92%	95%

At September 30, 2008 and 2007, the two major customers accounted for substantially all trade accounts receivable.

Three suppliers (including USSB – see Note 5) accounted for substantially all cost of revenues during the nine months ended September 30, 2008 and 2007. The Company is not dependent upon one supplier to provide the services that it requires but made a strategic decision to engage the services of only a small number of suppliers after taking into consideration the quality of service and competitive pricing being offered. Should the need arise, the Company believes that it could utilize alternative suppliers for the services that it requires.

NOTE 8: SUBSEQUENT EVENTS

The Company signed a compensation agreement with a consultant on October 9, 2008 under which the Company agreed to issue 1,000,000 shares of its common stock to a consultant for services to be rendered for the six-month period ending April 8, 2009.  On October 9, 2008, the Company issued 1,000,000 shares of common stock to the consultant pursuant to this agreement for aggregate consideration in the form of services to be rendered by the consultant equal to $38,000.

On November 7, 2008, the Board of Directors of the Company approved and the Company entered into a share exchange agreement with the Company’s Chief Executive Officer and Chairman Patrick Lim, whereby Mr. Lim agreed to exchange 10,000,000 shares of common stock held by him in return for the issuance of 100,000 shares of the Company’s newly created Series C convertible preferred stock (the “Series C Preferred”). On November 12, 2008, Mr. Lim surrendered 10,000,000 shares of the Company’s common stock in exchange for 100,000 shares of the Series C Preferred. On November 12, 2008, the Company filed a Certificate of Designation with the Delaware Secretary of State amending the Company’s Certificate of Incorporation, as amended, and establishing the rights, preferences and privileges of the Series C Preferred.  The Certificate of Designation created 100,000 shares of Series C Preferred and each such share (a) is convertible into shares of common stock at a ratio of 100 shares of common stock for each share of Series C Preferred (subject to customary adjustments) (b) is entitled to vote with the common stock on all matters submitted to the Company’s stockholders on the basis of 100 votes per share of Series C Preferred held and (c) has a liquidation preference of $40, plus any accrued but unpaid dividends. The 10,000,000 shares of common stock were returned to treasury and are available for re-issuance at a future date. The Company relied upon the exemption from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof for the issuance of the Series C Preferred insofor as we issued such shares solely to the Company's Chief Executive Officer and Chairman.

The Company signed a compensation agreement with a consultant on December 1, 2008 under which the Company agreed to issue common stock to the consultant for services to be rendered for the 3-month period ending February 28, 2009. On December 1, 2008, the Company issued 225,904 shares of common stock to the consultant pursuant to this agreement for aggregate consideration in the form of services to be rendered by the consultant equal to $7,500.

The Company signed a compensation agreement with a consultant on December 1, 2008 under which the Company agreed to issue common stock to the consultant for services to be rendered for the 3-month period ending February 28, 2009. On December 1, 2008, the Company issued 85,714 shares of common stock to the consultant pursuant to this agreement for aggregate consideration in the form of services to be rendered by the consultant equal to $3,000.

On December 4, 2008, the Company issued 562,500 shares of common stock to a consultant as payment for services rendered to the Company for total consideration of  $45,000.

On December 31, 2008, the Company issued 4,620,500 shares of common stock to Patrick Lim, the Company's Chief Executive Officer, upon the exercise of warrants. The Company received proceeds totaling $299,870 from Mr. Lim’s warrant exercise.

Index

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q/A and the documents incorporated herein by reference, contain or may contain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Information is provided that is based upon beliefs of, and information currently available to, the management of Secured Digital Applications, Inc. (the “Company”), as well as estimates and assumptions made by the Company's management. The Company is including this cautionary statement in this Form 10-Q/A to make applicable and to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by or on behalf of us. Statements that are not statements of historical fact may be deemed to be forward-looking statements. Forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "may," "should," "anticipates," "estimates," “expects," "future," "intends," "hopes," "plans,"  “projects” or the negative thereof. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause actual results of the Company to vary materially from historical results or from any future results expressed or implied in such forward-looking statements. For a discussion identifying risk factors and other important factors that could cause actual results to differ materially from those anticipated, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, as amended.

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

The following is management’s discussion and analysis of certain significant factors affecting our financial position and operating results during the periods included in the accompanying condensed consolidated financial statements. Except for the historical information contained herein, the matters set forth in this report are forward-looking statements.

OVERVIEW

Secured Digital Applications, Inc. (“SDA,” “Company,” “we,” “us” or “our”) is a provider of mobile communication and information technology consulting services. Our strategy is to provide business services to our customers in a manner that is both superior in quality and more cost efficient than customers can provide for themselves. Our services are focused in the areas of multimedia production, information technology and computing consulting services, EyStar Smarthome Management System, biometric security and Bluetooth, GPS and RFID-enabled applications. As a supplier and consultant, we rely on a combination of current technologies to provide high-quality products and services at competitive prices.

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

Index

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

Reorganization of Operating Subsidiaries

On May 20, 2008, the Company sold its wholly owned subsidiary, China Sea Trade Company Inc. (“CST”),  to a third party and recognized a gain on sale of $1,928. CST was operating at a loss and did not meet the Company's criteria for return on investment. The effect of the sale of CST is not material and, therefore, the operating results of CST were not presented separately as discontinued operations.

On July 31, 2008, the Company sold its wholly owned subsidiary, DigitalApps Media Sdn Bhd (“DAM”), to a third party at its carrying investment cost. DAM was operating at a loss and did not meet the Company's criteria for return on investment. The effect of the sale of DAM is not material and, therefore, the operating results of DAM were not presented separately as discontinued operations.

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

Index

Negotiations are underway in Australia with channel partners who will market the Company’s products and services and secure contracts on our behalf under the Company’s established trademarks. Our primary goal is to offer our Bluetooth and RFID-enabled applications for the mining, healthcare, public utilities and entertainment industries. We anticipate contracts to be executed during the fourth quarter of 2008.

The Company has developed a gateway that enables Voice over Internet Protocol (VoIP) calls to be made from regular cell phones to any regular cell phone or landline.  The gateway has been used to develop VoIP applications that include mobile VoIP and mobile advertising.

BluberMax is the brand name for the Company’s mobile advertising service.  BluberMax allows its users to make advertisement-sponsored long distance and international calls from their regular cell phones.  Users are expected to pay only for their local text messages to their service providers.

BluberChat is the brand name for our mobile VoIP service.  BluberChat calls are offered to users who do not wish to receive advertisements.  Users are expected to pay a fixed monthly fee for a predetermined number of minutes that will enable them to make heavily discounted long distance and international VoIP calls from their regular cell phones.

To initiate a call on BluberMax or BluberChat, a user would need to send a short text message consisting of the receiving party’s telephone number along with a 5 or 6 digit common short code to our gateway for connection to the receiving party.  There is no need for a personal computer or laptop with Internet connection or any peripherals to initiate a BluberChat or BluberMax phone call.  This ease of use differentiates BluberMax and BluberChat from our competitors.

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

The following table sets forth certain operating data for the Company and its subsidiaries for the periods as indicated below.

	Nine Months Ended September 30,
(Unaudited)	2008	2007
Revenues	$45,850,675	$33,199,082
Gross profit	3,701,501	2,625,958
Sales and marketing	43,456	29,255
General and administrative	1,802,307	1,416,039
Gain on disposal of assets-related parties	--	84,547
Income from continuing operations	1,184,921	1,053,014
Income from discontinued operations	--	5,749
Net income	1,184,921	1,058,763

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

Index

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

Index

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

Index

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

Cash used in investing activities of $698,355 for the nine months ended September 30, 2008 was primarily attributable to the purchase of computer software and equipment totaling $683,876 and the acquisition of a trademark totaling $14,479.  The Company will continue to develop its products and services under the brand name “EyStar.”  EyStar is a well established and recognized brand name in Asia.

Cash generated from financing activities during the nine months ended September 30, 2008 of $132,016 resulted from proceeds received from the issuance of shares of the Company’s common stock totaling $109,000, repayment to a director for short-term cash advances made to subsidiaries of the Company totaling $59,034 and advances from an affiliate totaling $82,050.

The Company expects to expand into the provision of Mobile Voice over Internet Protocol (“VoIP”), Mobile Advertising and Bluetooth Proximity Advertising services in the United States.  The Company expects to incur additional expenses in acquiring technologies that will help the Company to rollout the new services in the shortest time possible. The Company estimates that it will require $1 million during the fourth quarter of 2008 to finance the initial rollout of its new services. The Company also expects that it will require an additional $9 million to finance both the working capital and additional capital expenditures of its new business in 2009.

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

Index

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to smaller reporting companies.

ITEM 4(T).  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, based on their evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that (i) our disclosure controls and procedures are effective for ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2008, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

Index

PART II – OTHER INFORMATION

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 2, 2008, at the Company’s Annual Meeting of Stockholders, two nominees for the Board of Directors were elected and the votes were as follows:

Name of Nominee	Common For	Common Against	Common Withheld
Ms. Valerie Hoi-Fah Looi	119,525,707	0	5,085,455
Mr. Patrick Soon-Hock Lim	119,427,357	0	5,183,805

Name of Nominee	Preferred For/ Common Equivalent For	Preferred Against/ Common Equivalent Against	Preferred Withheld/ Common Equivalent Against
Ms. Valerie Hoi-Fah Looi	100,000/20,000,000	0/0	0/0
Mr. Patrick Soon-Hock Lim	100,000/20,000,000	0/0	0/0

Each of the nominees received a plurality of the votes cast.

Index

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

The Company signed a compensation agreement with a consultant on October 9, 2008 under which the Company agreed to issue 1,000,000 shares of its common stock to a consultant for services to be rendered for the six-month period ending April 8, 2009.  On October 9, 2008, the Company issued 1,000,000 shares of common stock to the consultant pursuant to this agreement for aggregate consideration in the form of services to be rendered by the consultant equal to $38,000.

On November 7, 2008, the Board of Directors of the Company approved and the Company entered into a share exchange agreement with the Company’s Chief Executive Officer and Chairman Patrick Lim, whereby Mr. Lim agreed to exchange 10,000,000 shares of common stock held by him in return for the issuance of 100,000 shares of the Company’s newly created Series C convertible preferred stock (the “Series C Preferred”). On November 12, 2008, Mr. Lim surrendered 10,000,000 shares of the Company’s common stock in exchange for 100,000 shares of the Series C Preferred. On November 12, 2008, the Company filed a Certificate of Designation with the Delaware Secretary of State amending the Company’s Certificate of Incorporation, as amended, and establishing the rights, preferences and privileges of the Series C Preferred.  The Certificate of Designation created 100,000 shares of Series C Preferred and each such share (a) is convertible into shares of common stock at a ratio of 100 shares of common stock for each share of Series C Preferred (subject to customary adjustments) (b) is entitled to vote with the common stock on all matters submitted to the Company’s stockholders on the basis of 100 votes per share of Series C Preferred held and (c) has a liquidation preference of $40, plus any accrued but unpaid dividends. The 10,000,000 shares of common stock were returned to treasury and are available for re-issuance at a future date. The Company relied upon the exemption from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof for the issuance of the Series C Preferred insofor as we issued such shares solely to the Company's Chief Executive Officer and Chairman.

The Company signed a compensation agreement with a consultant on December 1, 2008 under which the Company agreed to issue common stock to the consultant for services to be rendered for the 3-month period ending February 28, 2009. On December 1, 2008, the Company issued 225,904 shares of common stock to the consultant pursuant to this agreement for aggregate consideration in the form of services to be rendered by the consultant equal to $7,500.

The Company signed a compensation agreement with a consultant on December 1, 2008 under which the Company agreed to issue common stock to the consultant for services to be rendered for the 3-month period ending February 28, 2009. On December 1, 2008, the Company issued 85,714 shares of common stock to the consultant pursuant to this agreement for aggregate consideration in the form of services to be rendered by the consultant equal to $3,000.

On December 4, 2008, the Company issued 562,500 shares of common stock to a consultant as payment for services rendered to the Company for total consideration of  $45,000.

ITEM 6. EXHIBITS

3.1	Certificate of Designation Series C Convertible Preferred Stock

10.1	Share Exchange Agreement between the Company and Lim Soon Hock dated November 7, 2008

31.1	Certification by Chief Executive Officer pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934

31.2	Certification by Chief Accounting Officer pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. 1350

32.2	Certification by Chief Accounting Officer pursuant to 18 U.S.C. 1350

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Secured Digital Applications, Inc.
(registrant)

Dated: January 5, 2009	By: /s/ Patrick Soon-Hock Lim
Patrick Soon-Hock Lim
Chairman and Chief Executive Officer

Dated: January 5, 2009	By: /s/ Aik-Fun Chong
Aik-Fun Chong
Chief Accounting Officer